Form 10-Q
period 2014-06-30
BioSig Technologies, Inc.
filed 2014-07-28
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-190080

BIOSIG TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12424 Wilshire Boulevard, Suite 745
Los Angeles, California 90025
(Address of principal executive offices) (zip code)

(310) 820-8100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of July 28, 2014, there were 9,821,288 shares of registrant’s common stock outstanding.

Index

BIOSIG TECHNOLOGIES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$42,188	$302,187
Prepaid expenses	21,806	-
Total current assets	63,994	302,187

Property and equipment, net	16,297	24,866

Other assets:
Deposits	25,000	25,000

Total assets	$105,291	$352,053

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $111,208 and $92,308 to related parties as of June 30, 2014 and December 31, 2013, respectively	$552,087	$819,330
Advances, related party	500	30,781
Liability to placement agent	-	52,800
Redeemable Series A Preferred Stock, liquidation preference of $922,000, net of debt discount of $37,399	-	884,601
Redeemable Series B Preferred Stock, liquidation preference of $887,500, net of debt discount of $72,478	-	815,022
Dividends payable	330,857	414,967
Total current liabilities	883,444	3,017,501

Series C 9% Convertible Preferred stock, liquidation preference of $2,781,000, net of debt discount of $14,754 and $483,893, respectively	2,766,246	2,297,107

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 9,821,288 and 8,412,101 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	9,821	8,412
Additional paid in capital	12,524,784	9,036,038
Accumulated deficit	(16,079,004)	(14,007,005)
Total stockholders' deficit	(3,544,399)	(4,962,555)

Total liabilities and stockholders' deficit	$105,291	$352,053

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$99,893	$178,507	$222,044	$484,846
General and administrative	484,502	1,041,972	1,086,067	4,061,431
Depreciation	4,134	4,259	8,569	7,951
Total operating expenses	588,529	1,224,738	1,316,680	4,554,228

Loss from operations	(588,529)	(1,224,738)	(1,316,680)	(4,554,228)

Other income (expense):
Interest income (expense)	(7,958)	(114)	(9,056)	(20,535)
Financing costs	(190,731)	(614,566)	(579,016)	(975,066)

Loss before income taxes	(787,218)	(1,839,418)	(1,904,752)	(5,549,829)

Income taxes (benefit)	-	-	-	-

Net loss	(787,218)	(1,839,418)	(1,904,752)	(5,549,829)

Preferred stock dividend	(83,223)	(75,243)	(167,247)	(126,760)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(870,441)	$(1,914,661)	$(2,071,999)	$(5,676,589)

Net loss per common share, basic and diluted	$(0.10)	$(0.23)	$(0.24)	$(0.69)

Weighted average number of common shares outstanding, basic and diluted	8,782,383	8,185,589	8,633,374	8,180,434

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2014
(unaudited)

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	8,412,101	$8,412	$9,036,038	$(14,007,005)	$(4,962,555)
Sale of common stock	337,468	337	732,329	-	732,666
Common stock issued upon conversion of Series A preferred stock and accrued dividends at $1.84 per share	577,901	578	1,062,753	-	1,063,331
Common stock issued upon conversion of Series B preferred stock and accrued dividends at $2.02 per share	493,818	494	997,032	-	997,526
Donated capital	-	-	87,500	-	87,500
Equity warrants issued to placement agent for sale of common stock	-	-	52,800	-	52,800
Fair value of vested options	-	-	556,332	-	556,332
Preferred stock dividend	-	-	-	(167,247)	(167,247)
Net loss	-	-	-	(1,904,752)	(1,904,752)
Balance, June 30, 2014	9,821,288	$9,821	$12,524,784	$(16,079,004)	$(3,544,399)

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,904,752)	$(5,549,829)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,569	7,951
Amortization of debt discount	579,016	995,066
Stock based compensation	556,332	2,716,746
Fair value of warrants issued for services	-	837,243
Changes in operating assets and liabilities:
Prepaid expenses	(21,806)	-
Accounts payable	(178,737)	(154,241)
Deferred rent payable	(1,006)	-
Net cash used in operating activities	(962,384)	(1,147,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,765)
Net cash used in investing activity	-	(9,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of Series C preferred stock and warrants	-	1,484,070
Proceeds from sale of common stock	732,666	-
Payments of related party notes	-	(30,000)
Net repayments of related party advances	(30,281)	(16,540)
Net cash provided by financing activities	702,385	1,437,530

Net (decrease) increase in cash and cash equivalents	(259,999)	280,701

Cash and cash equivalents, beginning of the period	302,187	24,237
Cash and cash equivalents, end of the period	$42,188	$304,938

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series A preferred stock and accrued dividends	$1,063,331	$-
Common stock issued upon conversion of Series B preferred stock and accrued dividends	$997,526	$-
Convertible bridge notes payable exchanged for preferred shares	$-	$600,000

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and organization

BioSig Technologies Inc. (the “Company”) was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company is principally devoted to improving the quality of cardiac recordings obtained during EP studies and catheter ablation procedures. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Interim Financial Statements

The unaudited condensed interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed balance sheet as of December 31, 2013 has been derived from audited financial statements.

Operating results for the six months ended June 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 filed with the Company’s Form S-1/A with the Securities and Exchange Commission on June 20, 2014 .

Basis of presentation

The Company's primary efforts are devoted to conducting research and development principally devoted to improving the quality of cardiac recordings obtained during EP studies and catheter ablation procedures. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has stockholders' deficiencies at June 30, 2014 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. Significant estimates include the useful life of fixed assets and assumptions used in the fair value of stock-based compensation.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Fair Value of Financial Instruments

The Company’s short-term financial instruments, including cash, prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities, consist primarily of instruments without extended maturities, the fair value of which, based on management’s estimates, reasonably approximate their book value. The fair value of the Company’s convertible securities is based on management estimates and reasonably approximates their book value.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $99,893  and $222,044 for the three and six months ended June 30, 2014, respectively; and $178,507 and $484,846 for the three and six months ended June 30, 2013, respectively.

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse and are considered immaterial.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted loss per share as of June 30, 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2014	June 30, 2013
Series A convertible preferred stock	-	501,089
Series B convertible preferred stock	-	451,726
Series C convertible preferred stock	1,854,019	1,158,851
Options to purchase common stock	2,990,977	2,990,977
Warrants to purchase common stock	4,502,459	1,608,003
Totals	9,347,455	6,710,646

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

As of June 30, 2014, the Company had 2,990,977 options outstanding to purchase shares of common stock, of which 1,904,659 were vested.

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists,  to record or adjust the liability to current period operations.  On June 23, 2014, the Company filed Form S-1/A became effective with the Securities and Exchange Commission.  As such, the Company determined that payments were due under its registration rights agreement and therefore accrued $55,620 as interest expense for the liability under the registration rights agreements.

Recent Accounting Pronouncements

The Company has adopted Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, including the removal of Topic 915, Development Stage Entities, from the FASB Accounting Standards Codification™.

A development stage entity is one that devotes substantially all of its efforts to establishing a new business and for which: (a) planned principal operations have not commenced; or (b) planned principal operations have commenced, but have produced no significant revenue. For example, many start-ups or even long-lived organizations that have not yet begun their principal operations or do not have significant revenue would be identified as development stage entities.

For public business entities, the presentation and disclosure requirements in Topic 915 will no longer be required for the first annual period beginning after December 15, 2014. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted.

The Company has chosen to adopt the provisions of the ASU, hence all of the past development stage disclosures and presentations have been eliminated.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2014 and December 31, 2013 is summarized as follows:

	June 30, 2014	December 31, 2013
Computer equipment	$50,937	$50,937
Furniture and fixtures	7,803	7,803
Subtotal	58,740	58,740
Less accumulated depreciation	(42,443)	(33,874)
Property and equipment, net	$16,297	$24,866

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $4,134 and $8,569 for the three and six months ended June 30, 2014, respectively; and $4,259 and $7,951 for the three and six months ended June 30, 2013, respectively .

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
Accrued accounting and legal	$194,271	$300,893
Accrued reimbursements	9,898	17,797
Accrued consulting	102,337	214,481
Accrued research and development expenses	30,639	64,670
Accrued credit card obligations	18,243	20,425
Accrued payroll	-	35,896
Accrued liquidated damages	55,620	48,668
Accrued office and other	41,079	16,500
Accrued settlement related to arbitration	100,000	100,000
	$552,087	$819,330

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 4 — REDEEMABLE PREFERRED STOCK

Series A Preferred Stock

In May 2011, the Board of Directors authorized the issuance of up to 200 shares of Series A Preferred Stock (the “Series A preferred stock”).

The Series A preferred stock is entitled to preference over holders of junior stock upon liquidation in the amount of $5,000 plus any accrued and unpaid dividends; entitled to dividends as a preference to holders of junior stock at a rate of 5% per annum of the Stated Value of $5,000 per share, payable quarterly beginning on August 31, 2011 and are cumulative.  The holders of Series A preferred stock have no voting rights, however without the affirmative vote of all the holders of then outstanding shares of the Series A preferred stock, the Company cannot, (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the Certificate of Designation.

The Series A preferred stock is mandatorily redeemable on December 31, 2014 (as modified) at a price equal to the Stated Value ($5,000) plus an amount equal to all accumulated and unpaid dividends.  If the Company fails to redeem at redemption, the unpaid redemption price will accrue at 14% per annum until paid.

The Series A preferred stock is convertible (as amended), automatically, inclusive of any accrued and unpaid dividends, immediately into the Company’s common stock upon the Company becoming subject to the reporting requirements under Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended at conversion price of $1.84 per share.

On February 6, 2013, in connection with the amendment to the Series A preferred stock defining the conversion feature, the Company reclassified the associated financing costs as a debt discount against the carrying value of the preferred stock.

As of December 31, 2013, 184.4 shares of Series A preferred stock were issued and outstanding with accrued dividends of $119,355 payable on the Series A preferred stock.

On June 23, 2014, upon the effectiveness of the Company’s registration statement, the Company issued an aggregate of 577,901 shares of its common stock in exchange for all the outstanding Series A preferred stock and accrued dividends of $141,331.

Series B Preferred Stock

On November 28, 2011, the Board of Directors authorized the issuance of up to 600 shares of Series B Preferred Stock (the “Series B preferred stock”).

The Series B preferred stock is entitled to preference over holders of junior stock upon liquidation in the amount of $5,000 plus any accrued and unpaid dividends; entitled to dividends as a preference to holders of junior stock at a rate of 5% per annum of the Stated Value of $5,000 per share, payable quarterly beginning on December 31, 2011 and are cumulative.  The holders of Series B preferred stock have no voting rights, however without the affirmative vote of all the holders of then outstanding shares of the Series B preferred stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series A preferred stock or alter or amend the Certificate of Designation.

The Series B preferred stock is mandatorily redeemable on December 31, 2014 at a price equal to the Stated Value ($5,000) plus an amount equal to all accumulated and unpaid dividends.  If the Company fails to redeem at redemption, the unpaid redemption price will accrue at 14% per annum until paid.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

The Series B preferred stock is convertible (as amended), automatically, inclusive of any accrued and unpaid dividends, immediately into the Company’s common stock upon the Company becoming subject to the reporting requirements under Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended at conversion price of $2.02 per share.

On February 6, 2013, in connection with the amendment to the Series B preferred stock defining the conversion feature, the Company reclassified the associated financing costs as a debt discount against the carrying value of the preferred stock.

As of December 31, 2013, 177.5 shares of Series B preferred stock were issued and outstanding. With accrued dividends of $88,872 payable on the Series B preferred stock.

On June 23, 2014, upon the effectiveness of the Company’s registration statement, the Company issued an aggregate of 493,818 shares of its common stock in exchange for all the outstanding Series B preferred stock and accrued dividends of $110,026.

NOTE 5 — SERIES C 9% CONVERTIBLE PREFERRED STOCK

On January 9,  2013, the Board of Directors authorized the issuance of up to 4,200 shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”).

The Series C convertible preferred stock is entitled to preference over holders of junior stock upon liquidation in the amount of $1,000 plus any accrued and unpaid dividends ; entitled to dividends as a preference to holders of junior stock at a rate of 9% per annum of the Stated Value of $1,000 per share, payable quarterly beginning on September 30, 2013 and are cumulative.  The holders of Series C preferred stock have no voting rights, however without the affirmative vote of all the holders of then outstanding shares of the Series C preferred stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series C preferred stock or alter or amend the Certificate of Designation.

Each share of Series C preferred stock is convertible, at the holder’s option, inclusive of any accrued and unpaid dividends, at conversion price of $1.50 (as reset).

If, at any time while the Series C preferred stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues any common stock or common stock equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then conversion price (“Base Conversion Price”), then the conversion price shall be reduced to equal the Base Conversion Price.  Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  During the six months ended June 30, 2014, the resets provisions as described above resulted in the conversion price reset to $1.50.

The Series C preferred stock contains triggering events which would require redemption at (i) the greater of 120% of the stated value of $1,000 or the product of the variable weighted average price of the Company’s common stock on the trading day immediately preceding the date of the triggering event and the stated value divided by the then conversion price or (ii) either (a) redeem each Series C preferred share for a redemption price, in shares of the Company’s common stock, equal to a number of shares equal to the (i) above divided by 75%.   The Company determined that certain of the defined triggering events were outside the Company’s control and therefore classified the Series C preferred stock outside of equity.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

In connection with the sale of the Series C preferred stock, the Company issued an aggregate of 1,330,627 warrants to purchase the Company’s common stock at $2.61 per share expiring five years from the initial exercise date.  The warrant provides if, at any time while the warrant is outstanding, the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price (“base conversion price”), then the conversion price shall be reduced to equal the Base Conversion Price.

Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  In addition, the warrants provides for at any time after the six month anniversary of the initial exercise date, there is no effective registration statement registering, or no current prospectus available for the resale of the warrant shares by the holder, then  the warrant may only be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of Warrant Shares equal to defined formula. During the six months ended June 30, 2014, the resets provisions as described above resulted in an additional 984,674 warrants issued with an exercise price reset to $1.50 all Series C warrants..

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the Series C preferred stock when it was issued. The Company allocated the net proceeds between the  intrinsic value of the conversion option ($1,303,671) and the warrants ($1,064,739) to additional paid-in capital.  The aggregate debt discount, comprised of the relative intrinsic value the conversion option ($1,303,671),  relative fair value of the warrants ($1,064,739), and the issuance costs ($412,590); total of $2,781,000, is amortized over one year as interest expense, the date a possible redemption feature, outside of the Company’s control, would be available to the Series C stockholders

The Company valued the warrants in accordance with ASC 470-20 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.39% to 1.40%, a dividend yield of 0%, and volatility of 123.41% to 125.33%.

During the month of February 2013, the holders of the Convertible Bridge Notes (See Note 7) converted into 600 shares of the Company’s Series C 9% Convertible Preferred Stock.

During the months of February, March, May, and July 2013, the Company sold an aggregate of 2,181 shares of the Company’s Series C 9% Convertible Preferred Stock for net proceeds of $1,814,910.

The Company determined that the anti-dilutive provisions embedded in the Series C 9% Convertible Preferred Stock and related issued warrants did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required.  There is no established market for the Company’s common stock.

Series C preferred stock issued and outstanding totaled 2,781 as of June 30, 2014 and December 31, 2013.  As of June 30, 2014 and December 31, 2013, the Company has accrued $330,856 and $206,740 dividends payable on the Series C preferred stock.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Registration Rights Agreement

The Company entered into a Registration Rights Agreement  in connection with the sale and issuance of the Series C preferred stock.  The Company is required to file a registration statement registering for resale the  (a) common stock issuable upon conversion in full of the Preferred Stock (assuming on such date the shares of Preferred Stock are converted in full without regard to any conversion limitations therein), (b) all shares of Common Stock issuable as dividends and “Make-Whole Payments” (as defined in the Certificate of Designation) on the Preferred Stock assuming all dividend and Make-Whole Payments are made in shares of Common Stock and the Preferred Stock is held for at least 3 years, (c) all warrant shares then issuable upon exercise of the Warrants (assuming on such date the warrants are exercised in full without regard to any exercise limitations therein), (d) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Preferred Stock or the Warrants (in each case, without giving effect to any limitations on conversion set forth in the Certificate of Designation or limitations on exercise set forth in the Warrants) and (e) any securities issued or then issuable upon any stock split, dividend or other distribution,  recapitalization or similar event with respect to the foregoing. The Company is required to file a registration statement and must be declared effective no later than 210 days from the date of termination of the sale the Series C preferred stock.

The Company is required to maintain the effectiveness of the registration statement from its effective date unless all securities registered under the registration statement have been sold or are otherwise able to be sold.  If the Company fails to comply with the registration statement effective date requirements, the Company is required to pay the investors a fee equal to 0.25% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 3% to each Purchaser.

On July 22, 2013, the Company met its required filing requirement and on June 23, 2014, became effective, however did not meet the effectiveness obligation by November 22, 2013,  therefore accrued $55,620 as interest expense for liquidating damages due under the registration rights agreement.

NOTE 6 — STOCKHOLDER EQUITY

There is not a viable market for the Company’s common stock to determine its fair value; therefore, management is required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, management considers recent sales of its common stock to independent qualified investors, placement agents’ assessments of the underlying common shares relating to our sale of preferred stock and validation by independent fair value experts. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Preferred stock

The Company is authorized to issue 1,000,000 shares of  $0.001 par value preferred stock. As of June 30, 2014 and December 31, 2013,  the Company has designated and issued 200 and 184.4 shares of Series A preferred stock, respectively, designated and issued 600 and 177.5 shares of Series B preferred stock, respectively. See Note 4.

As of June 30, 2014 and December 31, 2013, the Company designated and  issued 4,200 and 2,781shares of Series C 9% convertible preferred stock, respectively. See Note 5.

On June 23, 2014, the Company issued an aggregate of 577,901 and 493,818 shares of its common stock in exchange of all the issued and outstanding Series A and Series B preferred stock.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of June 30, 2014 and December 31, 2013, the Company has 9,821,288 and 8,412,101 shares issued and outstanding, respectively.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

During the six months ended June 30, 2014, the Company entered into a securities purchase agreement with investors pursuant to which the Company issued 337,468 shares of common stock and five-year warrants for aggregate proceeds of $732,666.

NOTE 7 — OPTIONS AND WARRANTS

There is not a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, management considers recent sales of its common stock to independent qualified investors, placement agents’ assessments of the underlying common shares relating to our sale of preferred stock and validation by independent fair value experts. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “2012 Plan) and terminated the Long-Term Incentive Plan (the “ 2011 Plan”). The Plan provides for the issuance of options to purchase up to 3,500,000 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith.

Additionally, the vesting period of the grants under the Plan will be determined by the Committee, in its sole discretion, and expiration period not more than ten years. The Company reserved 500,000 shares of its common stock for future issuance under the terms of the Plan.

As of June 30, 2014, the Company granted an aggregate of 2,990,977 options to directors and key consultants with an aggregate estimated fair value of $3,380,851.

A summary of the stock option activity and related information for the 2012 Plan for the six months ended June 30, 2014 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,990,977	$2.05	6.02	$-
Grants	-	$-	-	$-
Exercised	-
Forfeitures or expirations	-
Outstanding at June 30, 2014	2,990,977	$2.05	5.52	$1,343,204

Vested and expected to vest at June 30, 2014	2,990,977	$2.05	5.52	$1,343,204
Exercisable at June 30, 2014	1,904,659	$2.08	5.74	$805,734

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated stock price of $2.50 as of June 30, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

The fair value of all options vesting during the three and six months ended June 30, 2014 of $212,495 and $556,332, respectively, and $643,555 and $2,658,870 for the three and six months ended June 30, 2013, respectively, was charged to current period operations.  Unrecognized compensation expense of $544,106 at June 30, 2014 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at June 30, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320			January 2020
$1.50	3,721,518	February 2018	to	September 2018
$1.84	35,076			January 2020
$2.02	30,755			January 2020
$3.67	193,934	December 2018	to	January 2019
$3.75	137,856			April 2019
	4,502,459

In February 2014, as described in the terms of the warrants issued in connection with the sale of the Series C preferred stock, the Company reset 2,138,800 previously issued warrants from a exercise price of $2.61 per share to $1.50.  In addition, the Company was required to increase the number of issued warrants to an aggregate total of  3,721,518 warrants.

On January 31, 2014, the Company issued an aggregate of 64,626 warrants to purchase the Company’s common stock at $3.67 per share for five years in connection with the sale of the Company’s common stock.

In April 2014, the Company issued an aggregate of 137,856 warrants to purchase the Company’s common stock at $3.75 per share for five years in connection with the sale of the Company’s common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at June 30, 2014 and December 31, 2013  was $500 and $30,781, respectively.

During the six months ended June 30, 2014, one of the Company’s board of directors forgave an outstanding obligation of $87,500 for services.  Accordingly, the Company reclassified the liability to equity as donated capital.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating leases

On May 31, 2014, the Company extended its expiring three-year lease for office space in Los Angeles, California for one additional year, with monthly payments of $6,530 beginning September 1, 2014.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

Litigation

On January 7, 2014, David Drachman, the Company’s former chief executive officer and president, filed a statement of claim against the Company with the American Arbitration Association with respect to his resignation from his positions with us in November 2013.  Mr. Drachman alleges, among other things, that (i) the Company misled him with respect to the status of our technology and required him to perform capital raising duties that had not been previously agreed upon, (ii) he resigned from his positions with us for good reason, as such term was defined in his employment agreement with the Company, and (iii) he, in his individual capacity, has full rights to the ownership and control of a patent application describing a combined ablation and recording unit directed at the use of electrocardiography sensing for control of radiofrequency renal denervation that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with the Company.

Mr. Drachman is seeking, among other things, (a) payment of his salary and pro-rated bonus for the time he served in his positions with the Company and the severance payments due under his employment agreement, which include 12 months of base salary and full bonus payments, with the total sum of payments equaling approximately $612,000, including $58,000 of accrued and unpaid salary, (b) full vesting of stock options equivalent to 10% of our outstanding common stock, and (c) a declaration by us that Mr. Drachman has full rights to the ownership and control of the patent application related to a combined ablation and recording unit that the Company filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with the Company.

We intend to fully dispute Mr. Drachman’s allegations and his relief sought to the fullest extent permitted by the law and believe them to be wholly without merit.  On February 21, 2014, we filed an answer to Mr. Drachman’s statement of claim that disputed all of Mr. Drachman’s claims against us and counter-claimed against Mr. Drachman, seeking declaratory judgment concerning our rights to the ownership and control of the patent application related to a combined ablation and recording unit that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with us.  A hearing date for the arbitration has been set for September 2014.  We believe that the intellectual property included in the patent application does not represent our core proprietary intellectual property but instead represents a different use and application of our proprietary technology.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC 825-10.  For financial assets and liabilities included within the scope of ASC 825-10, the Company was required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

There were no items required to be measured at fair value on a recurring basis in the financial statements as of June 30, 2014 and December 31, 2013.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2014
(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On July 14, 2014, the Company’s Board Of Directors (the “Board”) increased the size of the Board to eight members and appointed  Gregory D. Cash and Patrick J. Gallagher as members of the Board, effective as of July 15, 2014, to serve for a term expiring at the Company’s 2015 annual meeting of stockholders. In addition, the Board appointed Mr. Cash to serve as the Company’s president and chief executive officer.

In connection with the appointment of Mr. Cash, on July 15, 2014 (the “Effective Date”), the Company entered into an employment agreement with Mr. Cash (the “Employment Agreement”). The Employment Agreement has an initial term of three years that expires on July 15, 2017. Under the Employment Agreement, Mr. Cash is entitled to an annual base salary of $275,000. Upon the Company closing an equity or equity-linked financing with proceeds to the Company of at least $3.5 million (a “Qualified Financing”), Mr. Cash’s annual base salary will automatically increase to $325,000 and he will receive (i) a one-time payment equal to the difference between the amount he would have earned if his base salary was $325,000 and the amount he actually earned at his base salary of $275,000 for the time period from the Effective Date until the closing of such Qualified Financing and (ii) a one-time cash bonus of $30,000. If the Company does not complete a Qualified Financing within six months after the Effective Date, Mr. Cash’s annual base salary will nonetheless increase to $325,000 and he will receive the same one-time payment unless the Company reasonably determines that the failure to complete such Qualified Financing was within the reasonable control of Mr. Cash. Mr. Cash is also eligible to receive an annual bonus equal to at least 50% of the sum of his base salary and one-time payment, based on the achievement of reasonable performance criteria to be determined by the Board in consultation with Mr. Cash within 90 days of the Effective Date.

In accordance with the Employment Agreement, on July 15, 2014, the Company granted Mr. Cash an incentive stock option to purchase 1,265,769 shares of the Company’s common stock, made pursuant to an Incentive Stock Option Agreement. The option has an exercise price of $2.21, which was the fair market value of the Company’s common stock on the date of grant, and a term that expires ten years from the date of grant. The option will vest as follows (i) 542,473 shares of common stock will vest in eleven equal installments of 45,206 shares of common stock and one final installment of 45,207 shares of common stock on a quarterly basis with the first installment vesting on the Effective Date and subsequent installments vesting every three months thereafter; (ii) 180,824 shares of common stock will vest immediately upon completion of a Qualified Financing; (iii) 180,824 shares of common stock will vest upon the listing of the Company’s common stock on a recognized U.S. national securities exchange (i.e., NYSE, MKT LLC, The Nasdaq Stock Market LLC or the New York Stock Exchange); (iv) 180,824 shares of common stock will vest upon the 510(k) clearance or any other type of clearance deemed necessary by the U.S. Food and Drug Administration of the Company’s PURE (Precise Uninterrupted Real-time evaluations of Electrograms) EP technology platform; and (v) 180,824 shares of common stock will vest upon the Company achieving a market capitalization of $150,000,000 and maintaining such market capitalization for at least 90 consecutive calendar days.

Index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our products, fluctuations in pricing for materials, and competition.

Business Overview

We are a medical device company that is developing a proprietary technology platform to minimize noise and artifacts from cardiac recordings during electrophysiology studies and ablation.  We are developing the PURE EP System, a surface electrocardiogram and intracardiac multichannel recording and analysis system that acquires, processes and displays electrocardiogram and electrograms required during electrophysiology studies and ablation procedures.

The PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP System is designed to assist electrophysiologists in making clinical decisions in real-time by providing information that, we believe, is not easily obtained, if at all, from any other equipment presently used in electrophysiology labs.  PURE EP System’s ability to acquire high fidelity cardiac signals will potentially increase these signals’ diagnostic value, and therefore offer improved accuracy and efficiency of the EP studies and related procedures.  We are developing signal processing tools within the PURE EP System, which we call confidence indexes. We believe that these will assist electrophysiologists in further differentiating true signals from noise, and will provide guidance in identifying ablation targets.

Since June 2011, we have collaborated with physicians affiliated with the Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas for initial technology validation.  The physicians affiliated with the Texas Cardiac Arrhythmia Institute has provided us with digital recordings obtained with conventional electrophysiology recording systems during different stages of electrophysiology studies.  Using our proprietary signal processing tools that are part of the PURE EP System, we analyzed these recordings and successfully removed baseline wander, noise and artifacts from the data thereby providing better diagnostic quality signals.

Index

We are focused on improving the quality of cardiac recordings obtained during ablation of atrial fibrillation, the most common cardiac arrhythmia, and ventricular tachycardia, an arrhythmia evidenced by a fast heart rhythm originating from the lower chambers of the heart, which can be life-threatening. Cardiac ablation is a procedure that corrects conduction of electrical impulses in the heart that cause arrhythmias.  During this invasive procedure, a catheter is usually inserted using a venous access into a specific area of the heart. A special radiofrequency generator delivers energy through the catheter to small areas of the heart muscle that cause the abnormal heart rhythm.  According to a 2009 article in Circulation: Arrhythmia and Electrophysiology, ablation is superior to pharmacological treatments and is becoming a first line of therapy for certain patients with arrhythmias (“Treatment of Atrial Fibrillation With Antiarrhythmic Drugs or Radiofrequency Ablation,” Circulation: Arrhythmia and Electrophysiology 2: 349-361 (2009)).

Our overall goal is to establish our proprietary technology as a new platform that will have the following advantages over the electrophysiology recording systems currently available on the market:

●	Higher quality cardiac signal acquisition for accurate and more efficient electrophysiology studies;

●	Precise, uninterrupted, real time evaluations of electrograms;

●	Reliable cardiac recordings to better determine precise ablation targets, strategy and end point of procedures; and

●	A portable device that can be fully integrated into existing electrophysiology lab environments.

If we are able to develop our product as designed, we believe that the PURE EP System and its signal processing tools will contribute to an increase in the number of procedures performed in each electrophysiology lab and possibly improved patient outcomes.

We are currently conducting testing of the assembled components of the PURE EP System prototype in order to validate the design of the prototype.  We believe such testing will be completed by the third quarter of 2014.  To date, we have not conducted any studies of the data produced by our technology that have been subjected to any third-party review, as would be required for the publication of a formal study.

We intend to conduct formal animal studies and initial human clinical trials using the PURE EP System prototype, using formal protocol and study designs.  These formal animal studies and human clinical trials are intended to demonstrate the clinical relevance of the PURE EP System and its advantages as compared to electrophysiology recorders currently on the market, which we believe will demonstrate the value of the PURE EP System to physicians and clinicians. Our objective is to complete all studies by the first quarter of 2015.  We have also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.  We believe that by the second half of 2015, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System.  Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

Because our initial product is under development, we currently do not have any customers.  We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Index

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2014 were $99,893, a decrease of $78,614, or 44.0%, from $178,507 for the three months ended June 30, 2013. This decrease is primarily due to reduction in personnel and consulting expenses due to funding constraints.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2014 were $484,502, a decrease of 557,470, or 53.5%, from $1,041,972 incurred in the three months ended June 30, 2013. This decrease is primarily due to payroll related expenses and professional services.

Payroll related expenses decreased to $291,936 in the current period from $745,439 for the three months ended June 30, 2013, a decrease of $453,503, or 60.8%.  We incurred $212,495 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers and employees for the three months ended June 30, 2014 as compared to $655,807 stock based compensation for the same period in 2013.

Professional services for the three months ended June 30, 2014 totaled $63,407, a decrease of $27,370, or 30.2%, over the $90,777 recognized for the three months ended June 30, 2013. Of professional services, legal fees totaled $45,557 for the three months ended June 30, 2014, an increase of $41,262, or 960.7%, from $4,295 incurred for the three months ended June 30, 2013. Accounting fees incurred in the three months ended June 30, 2014 amounted to $17,750, a decrease of $28,158, or 61.3%, from $45,908 incurred in same period last year.  The decrease in professional service fees was primarily related to legal and auditing fees incurred associated with our efforts to become a publicly traded entity and our capital raising activities beginning  in 2013.

We incurred no consulting fees for the three months ended June 30, 2014 as compared to $93,390 in consulting fees incurred for the three months ended June 30, 2013.  During the three months ended March 31, 2013, we incurred services relating to our market research and product development.

Travel, meals and entertainment costs for the three months ended June 30,  2014 were $24,589, a decrease of $20,800, or 45.8%, from $45,389 incurred in the three months ended June 30, 2013. Travel, meals and entertainment costs include travel related to business and technology development. Rent for the three months ended June 30, 2014 totaled $18,629, an increase of $514 or 3%, from $18,115 incurred in three months ended June 30, 2013, primarily due to changing common area maintenance fees incurred.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2014 totaled $4,134, a decrease of $125, or 3%, over the expense of $4,259 incurred in the three months ended June 30, 2013, as a result of the aging of office computers and other equipment.

Interest Expense.  Interest expense for the three months ended June 30, 2014 totaled $7,958, an increase of $7,844 from interest expense of $114 incurred during the same period last year. In the three months ended June 30, 2013, our interest costs were comprised primarily related to credit card financing charges compared credit card financing charges and accrual for liquidated damages related to our registration rights agreement for the three months ended June 30, 2014.

Index

Financing Costs.  Financing costs for the three months ended June 30, 2014 totaled $190,731, a decrease of $423,835, or 69.0% from $614,566 incurred during the three months ended June 30, 2013. Financing costs are primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock. During the three months ended June 30, 2014, we converted all the outstanding Series A and Series B preferred stock to common.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2014 totaled $83,223, an increase of $7,980, or 10.6% from $75,243 incurred during the three months ended June 30, 2013. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.

Net Loss. As a result of the foregoing, net loss for the three months ended June 30, 2014 was $870,441, compared to a net loss of $1,914,661 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2014 were $222,044, a decrease of $262,802, or 54.2%, from $484,846 for the six months ended June 30, 2013. This decrease is primarily due to reduction in personnel and consulting expenses due to funding constraints.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2014 were $1,086,067, a decrease of $2,975,354, or 73.3%, from $4,061,431 incurred in the six months ended June 30, 2013. This decrease is primarily due to payroll related expenses and professional services.

Payroll related expenses decreased to $719,408 in the current period from $2,822,267 for the six months ended June 30, 2013, a decrease of $2,102,859, or 74.5%.  We incurred $556,331 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers and employees for the six months ended June 30, 2014 as compared to $2,671,121 stock based compensation for the same period in 2013.

Professional services for the six months ended June 30, 2014 totaled $173,322, an increase of $37,847, or 27.9%, over the $135,475 recognized for the six months ended June 30, 2013. Of professional services, legal fees totaled $120,842 for the six months ended June 30, 2014, an increase of $104,749, or 650.9%, from $16,093 incurred for the six months ended June 30, 2013. Accounting fees incurred in the six months ended June 30, 2014 amounted to $52,380, a decrease of $26,428, or 33.5%, from $78,808 incurred in same period last year.  The increase in professional service fees was primarily related to legal fees incurred associated with our efforts to become a publicly traded entity and our capital raising activities.

We incurred $133,502 in consulting fees for the six months ended June 30, 2014 as compared to $907,338 in consulting fees incurred for the six months ended June 30, 2013.  During the six months ended June 30, 2013, we incurred $800,823 in stock based compensation for additional investment and finance consultants to assist in our fund raising and investor relations efforts as a result of our increased efforts in market research and potential investor identification

Travel, meals and entertainment costs for the six months ended June 30, 2014 were $42,369, a decrease of $6,484, or 13.3%, from $48,853 incurred in the six months ended June 30, 2013. Travel, meals and entertainment costs include travel related to business and technology development. Rent for the six months ended June 30, 2014 totaled $35,553, a decrease of $1,006 or 3%, from $36,559 incurred in six months ended June 30, 2013, primarily due to reduced common area maintenance fees incurred.

Index

Depreciation Expense. Depreciation expense for the six months ended June 30, 2014 totaled $8,569, an increase of $618, or 8%, over the expense of $7,951 incurred in the six months ended June 30, 2013, as a result of the purchase of new office computers and other equipment.

Interest Expense.  Interest expense for the six months ended June 30, 2014 totaled $9,056, a decrease of $11,479 from interest expense of $20,535 incurred during the same period last year. In the six months ended June 30, 2013, our interest costs were comprised primarily of interest payments on bridge and related party notes issued in 2012 and the first three months of 2013 compared to interest expense incurred related to credit card financing charges and accrual for liquidated damages related to our registration rights agreement for the six months ended June 30, 2014.

Financing Costs.  Financing costs for the six months ended June 30, 2014 totaled $579,016, a decrease of $396,050, or 40.6% from $975,066 incurred during the six months ended June 30, 2013. Financing costs are primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock.  During the six months ended June 30, 2014, we converted all the outstanding Series A and Series B preferred stock to common.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2014 totaled $167,247, an increase of $40,487, or 31.9% from $126,760 incurred during the six months ended June 30, 2013. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.

Net Loss. As a result of the foregoing, net loss for the six months ended June 30, 2014 was $2,071,999, compared to a net loss of $5,676,589 for the six months ended June 30, 2013.

Liquidity and Capital Resources

Six Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

As of June 30, 2014, we had a working capital deficit of $819,450, comprised of cash of $42,188 and prepaid expenses of $21,806, which was offset by $552,087 of accounts payable and accrued expenses, short term related party advances of $500 and accrued dividends on preferred stock issuances of $330,857. For the six months ended June 30, 2014, we used $962,384 of cash in operating activities. Cash provided by financing activities totaled $702,385, comprised of proceeds from the sale of our common stock of $732,666, net with repayments of related party advances of $30,281. In the comparable period in 2013, $1,484,070 was raised through the sale of our Series C Preferred Stock, net with repayments of related party notes and advances of $30,000 and $16,540, respectively. At June 30, 2014, we had cash of $42,188 compared to $302,187 at December 31, 2013. Our cash is held in bank deposit accounts. At June 30, 2014 and December 31, 2013, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2014 and 2013 was $962,384 and $1,147,064, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

We used no cash for investing activities for the six months ended June 30, 2014, compared to $9,765 for the six months ended June 30, 2013.  During the six months ended June 30, 2013, we purchased office furniture and computer equipment.

Index

In their report dated March 27, 2014, our independent registered public accounting firm stated at December 31, 2013, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues to date, and there is no assurance that, if approval of our products is received, we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%.  The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will not be sufficient to fund our operating expenses and capital equipment requirements. We anticipate we will need approximately $2 million in addition to our current cash on hand to fund our operating expenses and capital equipment requirements for the next 12 months. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

Future financing may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, existing holders of our securities may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our securities.

If additional financing is not available or is not available on acceptable terms, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our commercialization efforts or obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Index

Transactions with Related Parties

Our President and shareholders have advanced funds to us for working capital purposes since our inception in February 2009.  No formal repayment terms or arrangements exist and we not accruing interest on these advances. The net amount outstanding at June 30, 2014 and December 31, 2013  was $500 and $30,781, respectively.

During the six months ended June 30, 2014, one of our board of directors forgave an outstanding obligation of $87,500 for services.  Accordingly, we reclassified the liability to equity as donated capital.

Lease Commitments

On May 31, 2014, we extended its expiring three-year lease for office space in Los Angeles, California for one additional year, with monthly payments of $6,530 beginning September 1, 2014.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Research and Development.

We account for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Stock Based Compensation.

All stock-based payments to employees and to nonemployee directors for their services as directors consisted of grants of restricted stock and stock options, which are measured at fair value on the grant date and recognized in the statements of operations as compensation expense over the relevant vesting period. Restricted stock payments and stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable, the measurement date is the date the award is issued.

Index

Because there is no viable market for our common stock in order to determine its fair value, we are required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, we consider recent sales of our common stock or common stock equivalents to independent qualified investors, our placement agents’ assessments of the underlying common shares relating to our sale of preferred stock and validation by independent fair value experts.  Considerable judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from our estimates.

Income Taxes.

Deferred income tax assets and liabilities are determined based on the estimated future tax effects of net operating loss and credit carryforwards and temporary differences between the tax basis of assets and liabilities and their respective financial reporting amounts measured at the current enacted tax rates. We record an estimated valuation allowance on our deferred income tax assets if it is not more likely than not that these deferred income tax assets will be realized. We recognize a tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4 - CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 7, 2014, David Drachman, our former chief executive officer and president, filed a statement of claim against us with the American Arbitration Association with respect to his resignation from his positions with us in November 2013.  Mr. Drachman alleges, among other things, that (i) we misled him with respect to the status of our technology and required him to perform capital raising duties that had not been previously agreed upon, (ii) he resigned from his positions with us for good reason, as such term was defined in his employment agreement with us, and (iii) he, in his individual capacity, has full rights to the ownership and control of a patent application describing a combined ablation and recording unit directed at the use of electrocardiography sensing for control of radiofrequency renal denervation that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with us.

Mr. Drachman is seeking, among other things, (a) payment of his salary and pro-rated bonus for the time he served in his positions with us and the severance payments due under his employment agreement, which include 12 months of base salary and full bonus payments, with the total sum of payments equaling approximately $612,000, including $58,000 of accrued and unpaid salary, (b) full vesting of stock options equivalent to 10% of our outstanding common stock, and (c) a declaration by us that Mr. Drachman has full rights to the ownership and control of the patent application related to a combined ablation and recording unit that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with us.  We intend to fully dispute Mr. Drachman’s allegations and his relief sought to the fullest extent permitted by the law and believe them to be wholly without merit.  On February 21, 2014, we filed an answer to Mr. Drachman’s statement of claim that disputed all of Mr. Drachman’s claims against us and counter-claimed against Mr. Drachman, seeking declaratory judgment concerning our rights to the ownership and control of the patent application related to a combined ablation and recording unit that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with us.  A hearing date for the arbitration has been set for September 2014.  We believe that the intellectual property included in the patent application does not represent our core proprietary intellectual property but instead represents a different use and application of our proprietary technology.

ITEM 1A. RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2014, the Company sold an aggregate of 107,708 shares of the Company’s common stock and warrants to purchase 64,627 shares of the Company’s common stock for aggregate gross cash proceeds of $229,114. The warrants are exercisable for cash at an exercise price of $3.67 per share expiring five years from the date of issuance.

In April 2014, the Company sold an aggregate of 229,760 shares of the Company’s common stock and warrants to purchase 137,856 shares of the Company’s common stock for aggregate gross cash proceeds of $229,114. The warrants are exercisable for cash at an exercise price of $3.75 per share expiring five years from the date of issuance.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

Index

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: July 28, 2014	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive
Officer)

Date: July 28, 2014	By:	/s/ STEVE CHAUSSY
Steve Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)