Form 10-Q
period 2014-09-30
BioSig Technologies, Inc.
filed 2014-10-17
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

As of October 17, 2014, there were 11,007,488 shares of registrant’s common stock outstanding.

Index

BIOSIG TECHNOLOGIES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$268,877	$302,187
Prepaid expenses	100,700	-
Total current assets	369,577	302,187

Property and equipment, net	16,367	24,866

Other assets:
Deposits	25,000	25,000

Total assets	$410,944	$352,053

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $-0- and $92,308 to related parties as of September 30, 2014 and December 31, 2013, respectively	$443,194	$819,330
Advances, related party	-	30,781
Liability to placement agent	-	52,800
Redeemable Series A Preferred Stock, liquidation preference of $922,000, net of debt discount of $37,399	-	884,601
Redeemable Series B Preferred Stock, liquidation preference of $887,500, net of debt discount of $72,478	-	815,022
Dividends payable	393,944	414,967
Total current liabilities	837,138	3,017,501

Series C 9% Convertible Preferred stock, liquidation preference of $2,781,000, net of debt discount of $-0- and $483,893, respectively	2,781,000	2,297,107

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 11,007,488 and 8,412,101 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	11,008	8,412
Additional paid in capital	16,883,892	9,036,038
Accumulated deficit	(20,102,094)	(14,007,005)
Total stockholders' deficit	(3,207,194)	(4,962,555)

Total liabilities and stockholders' deficit	$410,944	$352,053

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$144,231	$289,964	$366,275	$774,810
General and administrative	3,796,263	509,285	4,882,330	4,570,715
Depreciation	3,893	4,473	12,462	12,424
Total operating expenses	3,944,387	803,722	5,261,067	5,357,949

Loss from operations	(3,944,387)	(803,722)	(5,261,067)	(5,357,949)

Other income (expense):
Interest income (expense)	(862)	(69)	(9,918)	(20,604)
Financing costs	(14,754)	(1,790,533)	(593,770)	(2,765,599)

Loss before income taxes	(3,960,003)	(2,594,324)	(5,864,755)	(8,144,152)

Income taxes (benefit)	-	-	-	-

Net loss	(3,960,003)	(2,594,324)	(5,864,755)	(8,144,152)

Preferred stock dividend	(63,087)	(84,563)	(230,334)	(211,323)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,023,090)	$(2,678,887)	$(6,095,089)	$(8,355,475)

Net loss per common share, basic and diluted	$(0.39)	$(0.33)	$(0.66)	$(1.02)

Weighted average number of common shares outstanding, basic and diluted	10,218,160	8,192,898	9,167,441	8,184,634

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2014
(unaudited)

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	8,412,101	$8,412	$9,036,038	$(14,007,005)	$(4,962,555)
Sale of common stock	718,668	719	1,536,573	-	1,537,292
Common stock issued for services	779,000	779	1,946,721	-	1,947,500
Common stock issued in settlement of related party debt	26,000	26	64,974	-	65,000
Common stock issued upon conversion of Series A preferred stock and accrued dividends at $1.84 per share	577,901	578	1,062,753	-	1,063,331
Common stock issued upon conversion of Series B preferred stock and accrued dividends at $2.02 per share	493,818	494	997,032	-	997,526
Donated capital	-	-	87,500	-	87,500
Equity warrants issued to placement agent for sale of common stock	-	-	52,800	-	52,800
Fair value of vested options	-	-	2,099,501	-	2,099,501
Preferred stock dividend	-	-	-	(230,334)	(230,334)
Net loss	-	-	-	(5,864,755)	(5,864,755)
Balance, September 30, 2014	11,007,488	$11,008	$16,883,892	$(20,102,094)	$(3,207,194)

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,864,755)	$(8,144,152)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	12,462	12,424
Amortization of debt discount	593,770	1,710,766
Stock based compensation	3,962,001	3,005,491
Fair value of warrants issued in connection with Series C preferred stock modifications	-	1,074,833
Fair value of warrants issued for services	-	837,243
Changes in operating assets and liabilities:
Prepaid expenses	(15,700)	-
Accounts payable	(222,424)	(165,515)
Deferred rent payable	(1,212)	-
Net cash used in operating activities	(1,535,858)	(1,668,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,963)	(11,716)
Net cash used in investing activity	(3,963)	(11,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of Series C preferred stock and warrants	-	1,768,410
Proceeds from sale of common stock	1,537,292	-
Payments of related party notes	-	(30,000)
Net repayments of related party advances	(30,781)	(16,540)
Net cash provided by financing activities	1,506,511	1,721,870

Net (decrease) increase in cash and cash equivalents	(33,310)	41,244

Cash and cash equivalents, beginning of the period	302,187	24,237
Cash and cash equivalents, end of the period	$268,877	$65,481

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series A preferred stock and accrued dividends	$1,063,331	$-
Common stock issued upon conversion of Series B preferred stock and accrued dividends	$997,526	$-
Common stock issued for future services, related party	$85,000	$-
Common stock issued in settlement of accounts payable, related party	$65,000	$-
Common stock issued in settlement of accrued interest	$-	$18,677
Convertible bridge notes payable exchanged for preferred shares	$-	$600,000

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

Operating results for the nine months ended September 30, 2014 are not necessarily indicative of results that may be expected for the year ending December 31, 2014. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 filed with the Company’s Form S-1/A with the Securities and Exchange Commission on June 20, 2014.

Basis of presentation

The Company's primary efforts are devoted to conducting research and development principally devoted to improving the quality of cardiac recordings obtained during EP studies and catheter ablation procedures. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has stockholders' deficiencies at September 30, 2014 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

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
SEPTEMBER 30, 2014
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

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $144,231  and $366,275 for the three and nine months ended September 30, 2014, respectively; and $289,964 and $774,810 for the three and nine months ended September 30, 2013, respectively.

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

The computation of basic and diluted loss per share as of September 30, 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2014	September 30, 2013
Series A convertible preferred stock	-	501,089
Series B convertible preferred stock	-	451,726
Series C convertible preferred stock	1,854,019	1,330,627
Options to purchase common stock	5,136,746	2,990,977
Warrants to purchase common stock	4,731,179	2,587,951
Totals	11,721,944	7,862,370

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

As of September 30, 2014, the Company had 5,136,746 options outstanding to purchase shares of common stock, of which 2,822,926 were vested.

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

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

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

ASU 2014 -15 issued August 2014

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”.  Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016. Early adoption is permitted

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2014 and December 31, 2013 is summarized as follows:

	September 30, 2014	December 31, 2013
Computer equipment	$54,900	$50,937
Furniture and fixtures	7,803	7,803
Subtotal	62,703	58,740
Less accumulated depreciation	(46,336)	(33,874)
Property and equipment, net	$16,367	$24,866

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $3,893 and $12,462 for the three and nine months ended September 30, 2014, respectively; and $4,473 and $12,424 for the three and nine months ended September 30, 2013, respectively.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Accrued accounting and legal	$212,499	$300,893
Accrued reimbursements	265	17,797
Accrued consulting	-	214,481
Accrued research and development expenses	35,674	64,670
Accrued credit card obligations	14,101	20,425
Accrued payroll	-	35,896
Accrued liquidated damages	55,620	48,668
Accrued office and other	25,035	16,500
Accrued settlement related to arbitration	100,000	100,000
	$443,194	$819,330

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

If, at any time while the Series C preferred stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues any common stock or common stock equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then conversion price (“Base Conversion Price”), then the conversion price shall be reduced to equal the Base Conversion Price.  Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  During the nine months ended September 30, 2014, the resets provisions as described above resulted in the conversion price reset to $1.50.

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

Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  In addition, the warrants provides for at any time after the six month anniversary of the initial exercise date, there is no effective registration statement registering, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may only be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of Warrant Shares equal to defined formula. During the nine months ended September 30, 2014, the resets provisions as described above resulted in an additional 984,674 warrants issued with an exercise price reset to $1.50 all Series C warrants..

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

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

Series C preferred stock issued and outstanding totaled 2,781 as of September 30, 2014 and December 31, 2013.  As of September 30, 2014 and December 31, 2013, the Company has accrued $393,944 and $206,740 dividends payable on the Series C preferred stock.

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

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2014 and December 31, 2013,  the Company has designated and issued 200 and 184.4 shares of Series A preferred stock, respectively, designated and issued 600 and 177.5 shares of Series B preferred stock, respectively. See Note 4.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

As of September 30, 2014 and December 31, 2013, the Company designated and issued 4,200 and 2,781 shares of Series C 9% convertible preferred stock, respectively. See Note 5.

On June 23, 2014, the Company issued an aggregate of 577,901 and 493,818 shares of its common stock in exchange of all the issued and outstanding Series A and Series B preferred stock.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of September 30, 2014 and December 31, 2013, the Company has 11,007,488 and 8,412,101 shares issued and outstanding, respectively.

During the nine months ended September 30, 2014, the Company issued an aggregate of 745,000 shares of its common stock under the terms of its 2012 Equity Plan for services rendered totaling $1,862,500 ($2.50 per share).

During the nine months ended September 30, 2014, the Company issued 34,000 shares of its common stock for future services to a board member totaling $85,000 ($2.50 per share).  The fair value of the services is amortized over the service period.  As of September 30, 2014, the unamortized portion of $77,917 is included in prepaid expenses in the accompanying balance sheet.

During the nine months ended September 30, 2014, the Company issued 26,000 shares of its common stock in settlement of $65,000 related party debt ($2.50 per share).

During the nine months ended September 30, 2014, the Company entered into a securities purchase agreement with investors pursuant to which the Company issued 718,668 shares of common stock and five-year warrants for aggregate proceeds of $1,537,292.

NOTE 7 — OPTIONS AND WARRANTS

There is not a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, management considers recent sales of its common stock to independent qualified investors, placement agents’ assessments of the underlying common shares relating to our sale of preferred stock and validation by independent fair value experts. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “2012 Plan) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options to purchase up to 6,006,123 shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith.

Additionally, the vesting period of the grants under the Plan will be determined by the Committee, in its sole discretion, and expiration period not more than ten years. The Company reserved 500,000 shares of its common stock for future issuance under the terms of the Plan.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

As of September 30, 2014, the Company granted an aggregate of 5,136,746 options and 745,000 stock grants to directors and key consultants.

A summary of the stock option activity and related information for the 2012 Plan for the nine months ended September 30, 2014 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at January 1, 2014	2,990,977	$2.05	6.02	$-
Grants	2,625,054	$2.43	7.64	$-
Exercised	-
Canceled	(479,285)	(2.00)
Outstanding at September 30,2014	5,136,746	$2.05	6.88	$1,470,635

Vested and expected to vest at September 30, 2014	5,136,746	$2.21	6.88	$1,470,635
Exercisable at September 30, 2014	2,822,926	$2.16	5.83	$951,323

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated stock price of $2.50 as of September 30, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2014 was estimated using the Black-Scholes pricing model.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three and nine months ended September 30, 2014 and 2013.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the three and nine months ended September 30, 2014:

Dividend yield:	-0-%
Volatility	119.43% to 128.81%
Risk free rate:	0.97% to 2.53%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$2.21 to $2.50

In July 2014, the Company awarded 1,265,769 of stock options to Company’s Chief Executive Officer.  The stock options have exercise price of $2.21 per share, with 45,206 options vesting immediately and 497,267 options vesting quarterly over a two year period with the remainder contingent on performance, and have an approximate fair value of $2,383,443 using the Black Scholes model. (See Note 9 below)

In September 2014, the Company awarded an aggregate of 880,000 of stock options to certain employees and key consultants.  The stock options have exercise price of $2.50 per share, with 605,000 vested immediately, 125,000 in one year and 150,000 over a two year period, and have an approximate fair value of $1,753,616 using the Black Scholes model.

In September 2014, the Company canceled an aggregate of 479,285 previously issued, unvested (contingent) options issued in July 2012 at an exercise price of $2.00 per share to a board member in exchange for issuance of 479,285 options at an exercise price of $2.50, vesting quarterly over two years and expiring 7 years from the date of issuance.  The greater of the approximate fair value of the options exchanged of $981,798 was determined using the Black Scholes option model.

The following table presents information related to stock options at September 30, 2014:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	819,642	4.9	526,642
2.01-2.50	4,317,104	7.3	2,296,284
	5,136,746	6.9	2,822,926

The fair value of all options vesting during the three and nine months ended September 30, 2014 of $1,543,162 and $2,099,501, respectively, and $288,745 and $2,947,614 for the three and nine months ended September 30, 2013, respectively, was charged to current period operations.  Unrecognized compensation expense of $4,195,294 at September 30, 2014 will be expensed in future periods.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at September 30, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320			January 2020
$1.50	3,721,518	February 2018	to	September 2018
$1.84	35,076			January 2020
$2.02	30,755			January 2020
$2.75	228,720	August 2019	to	September 2019
$3.67	193,934	December 2018	to	January 2019
$3.75	137,856			April 2019
	4,731,179

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

In August  2014, the Company issued an aggregate of 135,120 warrants to purchase the Company’s common stock at $2.75 per share for five years in connection with the sale of the Company’s common stock.

In September 2014, the Company issued an aggregate of 93,600 warrants to purchase the Company’s common stock at $2.75 per share for five years in connection with the sale of the Company’s common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company’s Chairman and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at September 30, 2014 and December 31, 2013  was $-0- and $30,781, respectively.

During the nine months ended September 30, 2014, one of the Company’s board of directors forgave an outstanding obligation of $87,500 for services.  Accordingly, the Company reclassified the liability to equity as donated capital.

During the nine months ended September 30, 2014, the Company issued 34,000 shares of its common stock for future services to a board member totaling $85,000 ($2.50 per share).  The fair value of the services  is amortized over the service period.  As of September 30, 2014, the unamortized portion of $77,917 is included in prepaid expenses in the accompanying balance sheet.

During the nine months ended September 30, 2014, the Company issued 26,000 shares of its common stock in settlement of $65,000 debt to a board of directors member ($2.50 per share).

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(unaudited)

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating leases

On May 31, 2014, the Company extended its expiring three-year lease for office space in Los Angeles, California for one additional year, with monthly payments of $6,530 beginning September 1, 2014.

Employment agreements

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
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

We intend to fully dispute Mr. Drachman’s allegations and his relief sought to the fullest extent permitted by the law and believe them to be wholly without merit.  On February 21, 2014, we filed an answer to Mr. Drachman’s statement of claim that disputed all of Mr. Drachman’s claims against us and counter-claimed against Mr. Drachman, seeking declaratory judgment concerning our rights to the ownership and control of the patent application related to a combined ablation and recording unit that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with us.  A hearing date for the arbitration is set for October 2014.  We believe that the intellectual property included in the patent application does not represent our core proprietary intellectual property but instead represents a different use and application of our proprietary technology.

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

There were no items required to be measured at fair value on a recurring basis in the financial statements as of September 30, 2014 and December 31, 2013.

NOTE 11 – SUBSEQUENT EVENTS

On October 14, 2014, the Company’s Board of Directors:

•	Approved increasing the number of shares under the 2012 Equity Incentive Plan to 8,806,123.
•	Granted an aggregate of 675,000 options to key employees and consultants to purchase the Company’s common stock at $2.50 per share for seven years, vesting immediately.
•
Approved the exchange of 125,000 previous issued shares for services to Seth H. Z. Fischer, a member of the Company’s Board of Directors, for 163,444 options exercisable at $2.50 for seven years, vesting immediately.  The fair value of the exchange was determined to be approximately the same based on a Black Sholes Option Pricing method.

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

We are currently conducting testing of the assembled components of the PURE EP System prototype in order to validate the design of the prototype.  We believe such testing will be completed by the fourth quarter of 2014.  To date, we have not conducted any studies of the data produced by our technology that have been subjected to any third-party review, as would be required for the publication of a formal study.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2014 were $144,231, a decrease of $145,733, or 50.3%, from $289,964 for the three months ended September 30, 2013. This decrease is primarily due to reduction in personnel and consulting expenses due to funding constraints.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2014 were $3,796,263, an increase of 3,286,978, or 645%, from $509,285 incurred in the three months ended September 30, 2013. This increase is primarily due to stock based compensation issued to employees and consultants in the current period as compared to the same period, last year.

Payroll related expenses increased to $3,510,899 in the current period from $359,611 for the three months ended September 30, 2013, an increase of $3,151,288, or 888%.  We incurred $3,404,924 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2014 as compared to $288,744 stock based compensation for the same period in 2013.

Professional services for the three months ended September 30, 2014 totaled $133,130, a decrease of $15,417, or 10.42%, over the $148,547 recognized for the three months ended September 30, 2013. Of professional services, legal fees totaled $126,230 for the three months ended September 30, 2014, a decrease of $22,414, or 15.1%, from $148,644 incurred for the three months ended September 30, 2013. Accounting fees incurred in the three months ended September 30, 2014 amounted to $7,000, an increase of $6,500, or 1300%, from $500 incurred in same period last year.  The decrease in professional service fees was primarily related to legal and auditing fees incurred associated with our efforts to become a publicly traded entity and our capital raising activities beginning  in 2013.

We incurred no consulting fees for the three months ended September 30, 2014 as compared to $52,765 in consulting fees incurred for the three months ended September 30, 2013.  During the three months ended September 30, 2013, we incurred services relating to our market research and product development.

Travel, meals and entertainment costs for the three months ended September 30, 2014 were $28,616, a decrease of $2,115, or 6.8%, from $30,731 incurred in the three months ended September 30, 2013. Travel, meals and entertainment costs include travel related to business and technology development. Rent for the three months ended September 30, 2014 totaled $19,497, an increase of $1,574 or 8.8%, from $17,923 incurred in three months ended September 30, 2013, primarily due to changing common area maintenance fees incurred and lease renewal.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2014 totaled $3,893, a decrease of $580, or 13%, over the expense of $4,473 incurred in the three months ended September 30, 2013, as a result of the aging of office computers and other equipment.

Index

Interest Expense.  Interest expense for the three months ended September 30, 2014 totaled $862, an increase of $793 from interest expense of $69 incurred during the same period last year. In the three months ended September 30, 2014 and 2013, our interest costs were comprised primarily related to credit card financing charges.

Financing Costs.  Financing costs for the three months ended September 30, 2014 totaled $14,754, a decrease of $1,775,779 from $1,790,533 incurred during the three months ended September 30, 2013. Financing costs are primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock. During the three months ended September 30, 2014, the remaining financing costs were amortized to operations.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2014 totaled $63,087, a decrease of $21,476, or 25.4% from $84,563 incurred during the three months ended September 30, 2013. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.  In second quarter of 2014, the Series A and Series B Preferred Stock was converted to common.

Net Loss. As a result of the foregoing, net loss for the three months ended September 30, 2014 was $4,023,090, compared to a net loss of $2,678,887 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2014 were $366,275, a decrease of $408,535, or 52.7%, from $774,810 for the nine months ended September 30, 2013. This decrease is primarily due to reduction in personnel and consulting expenses due to funding constraints.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2014 were $4,882,330, an increase of $311,615, or 7.2%, from $4,570,715 incurred in the nine months ended September 30, 2013. This increase is primarily due to stock based compensation expense, payroll related expenses and professional services.

Payroll related expenses increased to $4,230,307 in the current period from $3,181,878 for the nine months ended September 30, 2013, an increase of $1,048,429, or 33.0%.  We incurred $3,962,000 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and key consultants for the nine months ended September 30, 2014 as compared to $3,005,491 stock based compensation for the same period in 2013.

Professional services for the nine months ended September 30, 2014 totaled $306,452, an increase of $22,430, or 7.9%, over the $284,022 recognized for the nine months ended September 30, 2013. Of professional services, legal fees totaled $247,072 for the nine months ended September 30, 2014, an increase of $82,335, or 50.0%, from $164,737 incurred for the nine months ended September 30, 2013. Accounting fees incurred in the nine months ended September 30, 2014 amounted to $59,380, a decrease of $19,928, or 25.1%, from $79,308 incurred in same period last year.  The professional service fees was primarily related to legal fees incurred associated with our efforts to become a publicly traded entity and our capital raising activities.

We incurred $-0- in consulting fees for the nine months ended September 30, 2014 as compared to $960,103 in consulting fees incurred for the nine months ended September 30, 2013.  During the nine months ended September 30, 2013, we incurred $800,823 in stock based compensation for additional investment and finance consultants to assist in our fund raising and investor relations efforts as a result of our increased efforts in market research and potential investor identification.

Index

Travel, meals and entertainment costs for the nine months ended September 30, 2014 were $70,985, a decrease of $19,245, or 21.3%, from $90,230 incurred in the nine months ended September 30, 2013. Travel, meals and entertainment costs include travel related to business and technology development. Rent for the nine months ended September 30, 2014 totaled $55,050, an increase of $568 or 1%, from $54,482 incurred in nine months ended September 30, 2013, primarily due to reduced common area maintenance fees incurred, net with lease renewal.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2014 totaled $12,462, an increase of $38, or 0.3%, over the expense of $12,424 incurred in the nine months ended September 30, 2013, as a result of the purchase of new office computers and other equipment.

Interest Expense.  Interest expense for the nine months ended September 30, 2014 totaled $9,918, a decrease of $10,686 from interest expense of $20,604 incurred during the same period last year. In the nine months ended September 30, 2013, our interest costs were comprised primarily of interest payments on bridge and related party notes issued in 2012 and the first three months of 2013 compared to interest expense incurred related to credit card financing charges and accrual for liquidated damages related to our registration rights agreement for the nine months ended September 30, 2014.

Financing Costs.  Financing costs for the nine months ended September 30, 2014 totaled $593,770, a decrease of $2,171,829, or 78.5% from $2,765,599 incurred during the nine months ended September 30, 2013. Financing costs are primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock.  During the nine months ended September 30, 2014, we converted all the outstanding Series A and Series B preferred stock to common.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2014 totaled $230,334, an increase of $19,011, or 9.0% from $211,323 incurred during the nine months ended September 30, 2013. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.

Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2014 was $6,095,089, compared to a net loss of $8,355,475 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

As of September 30, 2014, we had a working capital deficit of $467,561, comprised of cash of $268,877 and prepaid expenses of $100,700, which was offset by $443,194 of accounts payable and accrued expenses and accrued dividends on preferred stock issuances of $393,944. For the nine months ended September 30, 2014, we used $1,535,858 of cash in operating activities and $3,963 of cash in investing activities. Cash provided by financing activities totaled $1,506,511, comprised of proceeds from the sale of our common stock of $1,537,292, net with repayments of related party advances of $30,781. In the comparable period in 2013, $1,721,870 was raised through the sale of our Series C Preferred Stock, net with repayments of related party notes and advances of $30,000 and $16,540, respectively. At September 30, 2014, we had cash of $268,877 compared to $302,187 at December 31, 2013. Our cash is held in bank deposit accounts. At September 30, 2014 and December 31, 2013, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2014 and 2013 was $1,535,858 and $1,668,910, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

We used $3,963 cash for investing activities for the nine months ended September 30, 2014, compared to $11,716 for the nine months ended September 30, 2013.  During the nine months ended September 30, 2014 and 2013, we purchased office furniture and computer equipment.

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

Index

Transactions with Related Parties

Our Chairman and shareholders have advanced funds to us for working capital purposes since our inception in February 2009.  No formal repayment terms or arrangements exist and we not accruing interest on these advances. The net amount outstanding at September 30, 2014 and December 31, 2013 was $-0- and $30,781, respectively.

During the nine months ended September 30, 2014, one of our board of directors forgave an outstanding obligation of $87,500 for services.  Accordingly, we reclassified the liability to equity as donated capital.

During the nine months ended September 30, 2014, the Company issued 34,000 shares of its common stock for future services to a board member totaling $85,000 ($2.50 per share).  The fair value of the services  is amortized over the service period.  As of September 30, 2014, the unamortized portion of $77,917 is included in prepaid expenses in the accompanying balance sheet.

During the nine months ended September 30, 2014, the Company issued 26,000 shares of its common stock in settlement of $65,000 debt to a board of directors member ($2.50 per share).

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

Index

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

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4   CONTROLS AND PROCEDURES

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mr. Drachman is seeking, among other things, (a) payment of his salary and pro-rated bonus for the time he served in his positions with us and the severance payments due under his employment agreement, which include 12 months of base salary and full bonus payments, with the total sum of payments equaling approximately $612,000, including $58,000 of accrued and unpaid salary, (b) full vesting of stock options equivalent to 10% of our outstanding common stock, and (c) a declaration by us that Mr. Drachman has full rights to the ownership and control of the patent application related to a combined ablation and recording unit that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with us.  We intend to fully dispute Mr. Drachman’s allegations and his relief sought to the fullest extent permitted by the law and believe them to be wholly without merit.  On February 21, 2014, we filed an answer to Mr. Drachman’s statement of claim that disputed all of Mr. Drachman’s claims against us and counter-claimed against Mr. Drachman, seeking declaratory judgment concerning our rights to the ownership and control of the patent application related to a combined ablation and recording unit that we filed with the U.S. Patent and Trademark Office during the time Mr. Drachman served in his positions with us.  A hearing date for the arbitration has been set for October 2014.  We believe that the intellectual property included in the patent application does not represent our core proprietary intellectual property but instead represents a different use and application of our proprietary technology.

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

In August 2014, the Company sold an aggregate of 225,200 shares of the Company’s common stock and warrants to purchase 135,120 shares of the Company’s common stock for aggregate gross cash proceeds of $471,215. The warrants are exercisable for cash at an exercise price of $2.75 per share expiring five years from the date of issuance.

Index

In September 2014, the Company sold an aggregate of 156,000 shares of the Company’s common stock and warrants to purchase 93,600 shares of the Company’s common stock for aggregate gross cash proceeds of $333,029. The warrants are exercisable for cash at an exercise price of $3.75 per share expiring five years from the date of issuance.

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

BIOSIG TECHNOLOGIES, INC.

Date: October 17, 2014	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive
Officer)

Date: October 17, 2014	By:	/s/ STEVE CHAUSSY
Steve Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)