Form 10-K
period 2014-12-31
BioSig Technologies, Inc.
filed 2015-02-20
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number 333-190080

BIOSIG TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		26-4333375
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

12424 Wilshire Boulevard, Suite 745 Los Angeles, California	90025	(310) 820-8100
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting common equity held by non-affiliates as of June 30, 2014, based on the estimated market price  of the Common Stock $5,475,670. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 20, 2015, there were 12,226,300 shares of registrant’s common stock outstanding.

PART I

ITEM 1 – BUSINESS

This Annual Report on Form 10-K (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Corporate Structure

We were initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company and its efforts are principally devoted to improving the quality of cardiac recordings obtained during ablation of atrial fibrillation (AF) and ventricular tachycardia (VT). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

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

Our significant scientific achievements to date include:

●
Initial system concept validation has been performed in collaboration with physicians at the Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas in June 2011.  The Texas Cardiac Arrhythmia Institute provided challenging recordings obtained with electrophysiology recording systems presently in use at the institute during various electrophysiology studies. Our technology team successfully imported the data into the PURE EP System software and using proprietary signal processing, the PURE EP System software was able to reduce baseline wander, noise, and artifacts from the data and therefore provide better diagnostic quality signals.

●
We have established clinical and/or advisory relationships for both technology development and validation studies with physicians and researchers affiliated with the following medical centers: Texas Cardiac Arrhythmia Institute, Austin, TX; Cardiac Arrhythmia Center at the University of California at Los Angeles, Los Angeles, CA; Mount Sinai Medical Center, New York, NY; Beaumont Medical Center, Detroit, MI; University Hospitals Case Medical Center, Cleveland, OH; The Heart Rhythm Institute, University of Oklahoma Health Sciences Center, Oklahoma City, OK; and Mayo Clinic in Rochester, MN.

●
As part of our pre-clinical trials, physicians affiliated with the Texas Cardiac Arrhythmia Institute, University Hospitals Case Medical Center and Mount Sinai Medical Center provide us with recordings from challenging ablation procedures, mainly for ventricular tachycardia and atrial fibrillation, where the attending electrophysiologists face clinical dilemmas with the recordings obtained by their current recording systems. We believe that the recordings that the PURE EP System software has provided them, which show a reduction in baseline wander, noise, and artifacts, are of higher diagnostic value than the original recordings.

●
The Cardiac Arrhythmia Center at the University of California at Los Angeles and Dr. Kalyanam Shivkumar have played a significant role in the initial functional testing of our hardware.  Dr. Shivkumar and his team have enabled us to learn the connectivity of the lab and its devices that pertain to where our PURE EP System will fit in. In June 2013, we commenced our first proof of concept animal study with the assistance of Dr. Shivkumar in order to further test the components of the PURE EP System hardware, as further explained below.

●
We are developing a confidence index that will assist electrophysiologists in further differentiating true signals from noise, which may potentially provide guidance in identifying ablation targets.  The confidence index is expected to be an integral part of the software of the PURE EP System, which we believe will significantly facilitate the locating of ablation targets.

●
In the second and third quarters of 2013, we performed and finalized testing of our proof of concept unit by initially using an electrocardiogram/intracardiac simulator at our lab, and subsequently by obtaining animal recordings from the animal lab at the University of California at Los Angeles.  As part of the testing, we simultaneously recorded electrocardiogram and intracardiac signals on our proof of concept unit and GE’s CardioLab recording system. An identical signal was applied to the input of both systems and the monitor of our proof of concept unit was positioned next to the monitor of GE’s CardioLab recording system to allow for visual comparison. We believe that our proof of concept unit performed well as compared to GE’s CardioLab recording system, in that the electrocardiogram and intracardiac signals displayed on our proof of concept unit showed less baseline wander, noise and artifacts compared to signals displayed on GE’s CardioLab recording system.  However, because this was a proof of concept test, without any clearly established protocols, we cannot present this data for publication and we do not have any independent verification or peer review of these findings.

●
In the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype.  Because the proof of concept unit was designed to verify the capabilities of the main components of the PURE EP System, we established a list of tasks necessary to complete the prototype (which we intend to use for end-user preference studies, animal studies and in-human recordings).  The PURE EP System prototype is presently assembled.

●
In the fourth quarter of 2014, we appointed Dr. Samuel J. Asirvatham from Mayo Clinic as a member of our Scientific Advisory Board and initiated plans for animal studies at Mayo Clinic. We expect to perform our initial study there in April 2015.

We are currently conducting testing of the assembled components of the PURE EP System prototype in order to validate the design of the prototype.  We believe such testing will be completed by the end of the first quarter of 2015.  To date, we have not conducted any studies of the data produced by our technology that have been subjected to any third-party review, as would be required for the publication of a formal study.

We intend to conduct formal animal studies and initial human clinical trials using the PURE EP System prototype, using formal protocol and study designs.  These formal animal studies and human clinical trials are intended to demonstrate the clinical relevance of the PURE EP System and its advantages as compared to electrophysiology recorders currently on the market, which we believe will demonstrate the value of the PURE EP System to physicians and clinicians. Our objective is to complete our initial animal study in April 2015 at Mayo Clinic. We have also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.  We believe that by the first half of 2016, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System.  Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

Because we are an early development stage company, with our initial product under development, we currently do not have any customers.  We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Our Industry

Electrophysiology is the study of the propagation of electrical impulses throughout the heart.  Electrophysiology studies are focused on the diagnosis and treatment of arrhythmias, a medical condition in which conduction of electrical impulses within the heart vary from the normal.  Such conditions may be associated with significant health risks to patients.  The invasive cardiac electrophysiology study for the evaluation of cardiac conduction disorders has evolved rapidly from a research tool to an established clinical treatment.  This technique permits detailed analyses of the mechanism underlying cardiac arrhythmias and determines precise locations of the sites of origin of these arrhythmias, thereby aiding in treatment strategies.

Pharmacological, or medicine-based, therapies have traditionally been used as initial treatments, but they often fail to adequately control the arrhythmia and may have significant side effects.  Catheter ablation is now often recommended for an arrhythmia that medicine cannot control. Catheter ablation involves advancing several flexible catheters into the patient’s blood vessels, usually either in the femoral vein, internal jugular vein or subclavian vein. The catheters are then advanced towards the heart. Electrical impulses are then used to induce the arrhythmia and local heating or freezing is used to ablate (destroy) the abnormal tissue that is causing it.  Catheter ablation of most arrhythmias has a high success rate and multiple procedures per patient have been found to be more successful.

One study found that arrhythmia-free survival rates after a single catheter ablation procedure were 40%, 37%, and 29% at one, two and five years, respectively, with most recurrences over the first six months (“Catheter Ablation for Atrial Fibrillation - Are Results Maintained at 5 Years of Follow-Up?” J Am Coll Cardiol. 2011;57(2):160-166).  Another study stated that catheter ablation of atrial fibrillation has been shown to be effective in approximately 80% of patients after 1.3 procedures per patient, with approximately 70% of such patients requiring no further antiarrhythmic drugs during intermediate follow-up (Updated Worldwide Survey on the Methods, Efficacy, and Safety of Catheter Ablation for Human Atrial Fibrillation Circulation: Arrhythmia and Electrophysiology. 2010; 3: 32-38).

Catheter ablation is usually performed by an electrophysiologist (a specially trained cardiologist) in a catheterization lab or a specialized electrophysiology lab.  It is estimated that there are about 2,000 electrophysiology labs in the U.S. and 2,000 electrophysiology labs outside the U.S., each with an electrophysiology recording system costing an average of $250,000. We believe that the current value of the electrophysiology recording device market in the U.S. is approximately $500 million, based upon the number of electrophysiology labs in U.S. and the average cost of the recording system in each lab. With the potential of 12 million atrial fibrillation patients by the year 2050 (according to the Atrial Fibrillation Fact Sheet, February 2010, published by the Centers for Disease Control and Prevention) and improvements in technology for atrial fibrillation ablation therapy, significant growth is predicted for the number of hospitals building electrophysiology labs. A July 2012 report published by the Millennium Research Group predicted rapid growth in the U.S. market for electrophysiology mapping and ablation devices from 2012 to 2016, due to the medical community’s growing focus on treating atrial fibrillation. The report further predicts that even with advances in drug treatments and management devices to treat or manage arrhythmias, the electrophysiology mapping and ablation device market will be sustained by the continued development of advanced technologies that decrease ablation procedure times and improve success rates. According to the report, Electrophysiology Devices Market - Global Industry Analysis, Size, Share, Growth, Trends and Forecast, 2013 – 2019, analysts forecast the global market for EP devices will grow at a 12.1 percent compound annual growth rate, from $2.5 billion in 2012 to $5.5 billion by 2019.

Treatment of Atrial Fibrillation and Ventricular Tachycardia

We believe that the clearer recordings and additional information provided by the PURE EP System may improve outcomes during electrophysiology studies and ablation procedures for a variety of arrhythmias.  For patients who are candidates for ablation, an electrophysiology study is necessary to define the targeted sites for the ablation procedure.  Two common, yet complex, conditions for which ablation procedures are performed are atrial fibrillation and ventricular tachycardia.  We believe that in the near future, the PURE EP System may have a great impact on assisting ablation strategies for these conditions.

Most cardiac arrhythmias are well understood and ablation simply requires destroying a small area of heart tissue possessing electrical abnormality. In contrast, complex arrythmias, such as atrial fibrillation and ventricular tachycardia, have complex pathophysiology and because knowledge of their origins and mechanisms are incomplete, ablation treatments for these arrhythmias are largely empirical.  Catheter ablation is now an important option to control recurrent ventricular tachycardias (“EHRA/HRS Expert Consensus on Catheter Ablation of Ventricular Arrhythmias,” Europace (2009)11 (6): 771-817). Catheter ablation of ventricular tachycardia in nonischemic heart diseases can be challenging, and outcomes across different diseases are incompletely defined (“Catheter Ablation of Ventricular Tachycardia in Nonischemic Heart Disease,” Circulation: Arrhythmia and Electrophysiology (2012) 5: 992-1000).  In addition, limitations of atrial fibrillation ablation include the use of catheters designed for pinpoint lesions to perform large area ablations in a point-by-point fashion, and the dexterity required to perform the procedure (“New Technologies in Atrial Fibrillation Ablation,” Circulation (2009)). Furthermore, the length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests. Consequently, ablating atrial fibrillation and ventricular tachycardia have been regarded as being extremely difficult. Therefore, access to these procedures has been limited to being performed by only especially well-trained cardiologists; however, advancements in new technologies and techniques show a strong growth rate for these procedures.

According to the National Institute of Health National Heart Lung and Blood Institute, there are more than 3 million Americans suffering with atrial fibrillation and about 850,000 patients are hospitalized annually.  As many as 600,000 new cases of atrial fibrillation are diagnosed each year. Despite the fact that physicians have been performing radiofrequency ablations since the 1990s, catheter-based treatment is offered to less than 3% of the atrial fibrillation patient population in the U.S. and Europe.  According to Millennium Research Group (MRG), the global authority on medical technology market intelligence, an increasing proportion of diagnosed atrial fibrillation cases are now being treated via ablation, as both physician confidence and the devices used in these procedures improve. A growing amount of positive clinical data has been demonstrating the efficacy of AF ablation when compared to the traditional first-line treatment of anti-arrhythmic drugs. As a result, AF ablation will be the fastest growing procedure type in this market, increasing at an average annual rate of 16 percent from 2012 to 2016. The American College of Cardiology Foundation/American Heart Association Task Force reported that catheter-directed ablation of atrial fibrillation represents a substantial achievement that promises better therapy for a large number of patients presently resistant to pharmacological or electrical conversion to sinus rhythm (“2011 ACCF/AHA/HRS Focused Update on the Management of Patients With Atrial Fibrillation (Updating the 2006 Guideline)”). However, rates of success and complications may vary, sometimes considerably.

According to the Heart Rhythm Society, ventricular tachycardia is the most dangerous arrhythmia since it may result in ventricular fibrillation, a rapid chaotic heartbeat in the lower chambers of the heart.  Because the fibrillating muscle cannot contract and pump blood to the brain and vital organs, ventricular fibrillation is the number one cause of sudden cardiac death accounting for more than 350,000 deaths in the U.S. each year. Ventricular tachycardia is typically treated with implantable cardioverter defibrillators, or ICDs, or a combination of ablation along with an ICD.  The American College of Cardiology/American Heart Association Task Force on Practice Guidelines/European Society of Cardiology Committee for Practice Guidelines, or ACC/AHA/ESC, 2009 guidelines recommend ablation in patients who either have sustained predominantly monomorphic ventricular tachycardia that is drug resistant, are drug intolerant or do not wish for long-term drug therapy. According to a recent study, catheter ablation has been found to reduce ventricular tachycardia/ventricular fibrillation recurrences and thereby ICD interventions, including ICD shocks, by approximately 75% in patients that have undergone multiple ICD shocks (Kuck, “Should Catheter Ablation be the Preferred Therapy for Reducing ICD Shocks? Ventricular Tachycardia in Patients With an Implantable Defibrillator Warrants Catheter Ablation,” Circulation: Arrhythmia and Electrophysiology (2009; 2: 713-720)). More importantly, according to Kuck, catheter ablation is the only treatment that can terminate and eliminate incessant ventricular tachycardia and acutely abolish electrical storm in ICD patients. Typically, patients who receive ICDs are at high risk for recurrent arrhythmia; hence, most patients receive one or more ICD therapies for spontaneous arrhythmias after implantation. Despite the technological evolution of ICD systems, more than 20% of shocks are due to supraventricular arrhythmia and hence are inappropriate. Although the ICD aborts ventricular tachycardia/ventricular fibrillation, many patients continue to have symptoms. These shocks are physically and emotionally painful and lead to poor quality of life and adverse psychological outcomes in patients and their families.

According to Dr. Srijoy Mahapatra, the status of ventricular tachycardia ablation is growing at a 14-17% growth rate due to the fact that ablation of ventricular tachycardia may help patients feel better and live longer, despite the risks, including the occurrence of stroke, and the modest success rates.  The success of ventricular tachycardia ablation varies, depending on the patient’s specific heart condition that caused ventricular tachycardia. The procedure is most effective in patients with otherwise normal hearts, in whom the success rate exceeds 90%. In patients with structural heart disease resulting from scar or cardiomyopathy, success rates range between 50% and 75% at six to 12 months. In cases in which a patient experiences a recurrence, two of three patients will still have less ventricular tachycardia than before the initial ablation (Circulation. 2010; 122: e389-e391). Therefore, we believe that ablation will continue to become a preferred treatment for ventricular tachycardia, especially in light of the challenges presented by ICD therapies; this increase in demand for ablation procedures will likely also increase the demand for technological advances in medical devices essential to ablation procedures, including electrophysiology recorders, in order to better support and ablation procedures.

Electrophysiology Lab Environment and Electrophysiology Recording Systems

The electrophysiology lab environment and recording systems create significant amounts of noise and artifacts during electrophysiology procedures.  Current surface and intracardiac recording systems typically consist of large workstations interconnected by a complex set of cables that contribute to significant amounts of noise during signal acquisition.

 Additional noise and artifacts generated from the electrophysiology lab equipment further hamper recordings of small electrophysiological potentials.  Preserving spaciotemporal (space and time) characteristics of the signal in a very challenging electrophysiology recording environment is a difficult task. To remove noise and artifacts, recorders that are currently on the market offer a family of low pass, high pass and notch filters, but these filters alter signal information context.

The shape and amplitude of electrocardiograms, unipolar and bipolar electrograms, and, consequently, reconstructed endocardial and epicardial maps, are influenced not only by electrophysiological and structural characteristics of the myocardial tissue involved, but with characteristics of the recording system.  Amplitude and morphology of electrocardiogram and intracardiac signals are significantly affected by filters used to remove noise.  Because of the number of amplitude and interval measurements made during an electrophysiology study, it is imperative that the recording system faithfully acquires surface electrocardiogram and intracardiac electrograms.  We believe that the recording systems that are currently available on the market are ineffective in preserving the optimal amount of original information contained in the cardiac signals.

In addition, the electrophysiology lab consists of sophisticated equipment that requires an electrophysiologist to mentally integrate information from a number of sources during procedures. There are numerous monitors in an electrophysiology lab that provide and display this variety of information. An electrophysiologist needs to evaluate the acquired cardiac signals and the patient’s responses to any induced arrhythmias during the procedure.  However, it is difficult for an electrophysiologist to synthesize the disparate information produced by the numerous monitors in the lab and calculate the real-time, three-dimensional orientation of the anatomy and the location of the recording and ablation catheters.  As the number of electrophysiology procedures increase, a variety of diagnostic and therapeutic ablation catheters are becoming more widely available and new highly specialized catheters are being developed.  In addition, remote robotic and magnetic navigation systems are being developed to address limitations of dexterity in controlling the catheter tip, especially during complex arrhythmia ablation procedures. We believe that, considering the improvements being made with respect to other equipment used in the electrophysiology lab and the continual increase of ablation procedures, the electrophysiology recorders currently available on the market are not sufficiently advanced with respect to the quality of their recordings to deliver adequate results.  We believe that the PURE EP System will be able to deliver superior quality of recordings that will allow it to successfully integrate with the other advanced equipment found in the electrophysiology lab.

The requirement for optimal signal integrity is further amplified during ablation treatments of atrial fibrillation and ventricular tachycardia. Presently, one of the main objectives of the atrial fibrillation ablation procedure is to precisely identify, ablate and eliminate pulmonary vein potentials and one of the main objectives of the ventricular tachycardia procedure is to map the arrhythmia substrate and precisely identify, ablate and eliminate small abnormal potentials. The information provided by recorders is essential for an electrophysiologist to determine ablation strategy during termination of both pulmonary vein potentials and ventricular tachycardia.  Therefore, it is important that the recording system’s noise removal technique does not alter appearance and fidelity of these potentials. As a result, it is necessary that any new signal processing preserves signal fidelity as much as possible during electrophysiology recordings; otherwise, the signals that are needed to guide the ablation procedures will be difficult to distinguish due to noise interference.

Our Products

We intend to bring to the electrophysiology market the PURE EP System, an electrocardiogram/intracardiac recorder that will be coupled with an array of software tools intended for electrophysiology studies and procedures ranging from simple diagnostic tests to ablation for the most complex cases of arrhythmias.  We believe that this system will provide unique recording capabilities because we are developing it to allow precise, uninterrupted, real-time evaluations of electrocardiograms and electrograms, and allow electrophysiologists to obtain data that cannot be acquired from present day recorders.

The PURE EP System uses a combination of analog and digital signal processing to acquire and display cardiac data. Because our technology consists of proprietary hardware, software and algorithms, the original cardiac data is not distorted.  In addition, we are developing a library of software tools that are designed to be configured to fit the needs of electrophysiologists in different settings and/or for different arrhythmia treatments. With the software, the PURE EP System can be positioned to provide information that can be used by electrophysiologists to help guide the ablation catheter; shorten procedure times; and can reduce the complexity of maneuvers necessary for identifying ablation targets for various arrhythmias, including atrial fibrillation and ventricular tachycardia.  The PURE EP system is intended to be used in addition to existing electrophysiology recorders.  We believe that the less distorted cardiac data provided by the PURE EP system will increase the workload ability and enhance the capabilities of the typical electrophysiology laboratory.

Initial Analysis

According to S. J. Asirvatham, MD, et. al. (“Signals and Signal Processing for the Electrophysiologist,” Circ Arrhythm Electrophysiol. 2011;4:965-973), recording environments in a typical electrophysiology laboratory presents challenging situations.  S. J. Asirvatham, MD, et. al., state, “Successful mapping and ablation in the electrophysiology laboratory is critically dependent on acquiring multiple, low-amplitude, intracardiac signals in the presence of numerous sources of electric noise and interference and displaying these signals in an uncomplicated and clinically relevant fashion, with minimal artifacts. This represents a significant engineering challenge and, in real-life electrophysiology laboratory, is not always successful.”

To determine and validate the state of present electrophysiology recording technology in the field, we completed a detailed analysis of the effect of filters used by existing EP recorders to reduce noise on spaciotemporal characteristics of electrocardiograms and intracardiac electrograms. We used a custom built electrocardiogram/intracardiac simulator with a database of various electrocardiogram signals combined with electrophysiology signals, along with waveforms from publicly available databases. The ability to faithfully reproduce database waveforms generated by an electrocardiogram/intracardiac simulator was tested using the PURE EP System and conventional electrophysiology recorders, the GE CardioLab and St. Jude EP-WorkMate.

We evaluated the signal quality (amplitude, morphology and duration) of the different recorders, along with the ability of the recorders to reduce noise level and remove baseline wander, which are the cardiac signals that have shifted from the isoelectric line (the base line of the signal tracing). The electrocardiogram and intracardiac signals subjected to the PURE EP System’s signal processing showed less baseline wander, noise and artifacts compared to the conventional electrophysiology recorders (as evidenced in the picture below from our initial validation).  Further, spaciotemporal characteristics of signals were greatly distorted by the conventional electrophysiology system, particularly when a notch filter was used, as compared to the recording of the same spaciotemporal characteristics by the PURE EP System.  A notch filter is used to remove a specific frequency from the signal, especially either 60Hz in the U.S. and 50Hz in Europe, and can be implemented in hardware or software.

To date, we have not conducted any studies of the data produced by our technology that have been subjected to any third-party review, as would be required for the publication of a formal study.  If we are able to demonstrate a similar level of success in removing baseline wander and reducing noise level for our planned pre-clinical, animal and clinical studies and trials, we believe that the PURE EP System’s signal processing will become a vital part of electrophysiology labs and will greatly assist in the ablation treatment for complex arrhythmias, including atrial fibrillation and ventricular tachycardia.

Proof of Concept Testing

We developed the PURE EP System’s proof of concept unit, which is the version of the product prior to prototype. The proof of concept unit was designed using separate analog and digital boards to allow for easier debugging and to demonstrate single channel electrocardiogram and intracardiac acquisition capabilities.

The proof of concept unit was built to (i) verify that the PURE EP System performs in line with our intended design of the product, (ii) validate a portion of the hardware design that we intend to use in the prototype, and (iii) verify the software used by the PURE EP System.  The main objectives of the proof of concept unit were to demonstrate that the system’s hardware and software have the ability to faithfully records small cardiac signals in an electrophysiology laboratory environment and to obtain initial performance results.

In the second and third quarters of 2013, we performed and finalized testing of our proof of concept unit by initially using an electrocardiogram/intracardiac simulator at our lab, and subsequently by obtaining animal recordings from the animal lab at the University of California at Los Angeles.  As part of the testing, we simultaneously recorded electrocardiogram and intracardiac signals on our proof of concept unit and GE’s CardioLab recording system. An identical signal was applied to the input of both systems and the monitor of our proof of concept unit was positioned next to the monitor of GE’s CardioLab recording system to allow for visual comparison. We believe that our proof of concept unit performed well as compared to GE’s CardioLab recording system, in that the electrocardiogram and intracardiac signals displayed on our proof of concept unit showed less baseline wander, noise and artifacts compared to signals displayed on GE’s CardioLab recording system.  However, because this was a proof of concept test, without any clearly established protocols, we cannot present this data for publication and we do not have any independent verification or peer review of these findings.

Subsequently, in the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype.  Because the proof of concept unit was designed to verify the capabilities of the main components of the PURE EP System, we established a list of tasks necessary to complete the prototype (which we intend to use for end-user preference studies, animal studies and in-human recordings).

The PURE EP System prototype is presently assembled and operational.

Proof of Concept Testing at UCLA’s EP Lab

The current PURE EP System prototype

Growth Strategy

Technology and Development Plan

Our technology team consists of six engineers with expertise in digital signal processing, low power analog and digital circuit design, software development, embedded system development, electromechanical design, testing and system integration, and the regulatory requirements for medical devices. We have also entered into collaboration agreements with advisors and medical institutions in the fields of cardiology and electrophysiology, including the Texas Cardiac Arrhythmia Institute (see “–Strategic Alliances”).  We currently intend to outsource manufacturing, assembling, and testing.

We are currently conducting testing of the assembled components of the PURE EP System prototype in order to validate the design of the prototype. We believe such testing will be completed by first quarter of 2015  To date, we have not conducted any studies of the data produced by our technology that have been subjected to any third-party review, as would be required for the publication of a formal study.

We intend to conduct formal animal studies and initial human clinical trials using the PURE EP System prototype, using formal protocols and study designs.  These formal animal studies and human clinical trials are intended to demonstrate the clinical relevance of the PURE EP System and its advantages as compared to electrophysiology recorders currently on the market, which we believe will demonstrate the value of the PURE EP System to physicians and clinicians. Our objective is to complete our next animal study in April 2015.  We have also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.  We believe that by the first half of 2016, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System.  Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.  In the fourth quarter of 2013, the development of our PURE EP System product was delayed due to decisions made by our former chief executive officer and president, who terminated most of our engineering team and sought to develop a different technology, as opposed to the PURE EP System, with a different engineering team.  After the resignation of our former chief executive officer and president from his positions with us in November 2013, we decided to continue the development of our PURE EP System product, as opposed to the different technology pursued by our former chief executive officer and president, and therefore re-hired our original engineering team.  The change in development strategy with respect to our products and subsequent return to our development strategy resulted in significant delays in the timing of the achievement of our anticipated milestones for our PURE EP System product.

Strategic Alliances

We formed a scientific advisory board in order to foster collaborations with physicians in the global electrophysiology market to help test and commercialize our PURE EP System.  We also plan to develop studies, beginning with studies with physicians and researchers affiliated with the UCLA Cardiac Arrhythmia Center, the Texas Cardiac Arrhythmia Institute, and Mayo Clinic that are intended to demonstrate clinical advantages, build scientific evidence and accelerate technology awareness and market adoption of the PURE EP System.  Thus far, we have we have developed both formal, compensated relationships with physicians and researchers, as well as more informal relationships with physicians and researchers that have provided us with data to be read by the PURE EP System, as well as advice and consulting services at no cost to us.

Beginning in the second quarter of 2011, we have collaborated, and continue to collaborate, with Dr. Andrea Natale of the Texas Cardiac Arrhythmia Institute and Dr. Luigi Di Biase of the Montefiore Einstein Center for Heart and Vascular Care in New York, who had previously worked with other companies such as St. Jude Medical, Boston Scientific, Biosense Webster, Inc., and Medtronic, Inc.  Drs. Natale and Di Biase have provided their advisory and consulting services to us at no cost.  We have also developed informal advisory relationships with physicians and researchers at other electrophysiology centers including Beaumont Medical Center, Detroit, MI, and the Heart Rhythm Institute at the University of Oklahoma Health Sciences Center.  These relationships consist of the physicians and researchers reviewing our data and technology and providing us advice.  To date, we have not entered into any agreements with these physicians and researchers, nor have we compensated them in any way.  As explained below, we have entered into formal agreements with physicians affiliated with University Hospitals Case Medical Center in Cleveland, University of California at Los Angeles Cardiac Arrhythmia Center and Mount Sinai Hospital Cardiovascular Institute in New York.  We plan to perform our initial animal study at Mayo Clinic in April of 2015.

On March 30, 2012, we entered into a consulting agreement with Dr. Mauricio Arruda, who is affiliated with University Hospitals Case Medical Center in Cleveland, pursuant to which Dr. Arruda would provide us with advisory services related to the development and implementation of software and/or hardware designed for the purpose of mapping cardiac signals during electrophysiologic studies in exchange for a fee of $3,000 per day or occurrence or $300 per hour, depending upon the nature of the services we requested, in addition to reimbursement for reasonable expenses.  Our agreement with Dr. Arruda renews annually unless terminated by either party at least 30 days prior to the renewal.

On February 12, 2013, we entered into a consulting agreement with Dr. Rony Shimony, who is affiliated with Mount Sinai Hospital Cardiovascular Institute in New York, pursuant to which Dr. Shimony would provide us with advisory services related to our PURE EP System in exchange for a grant of an option to purchase 283,750 shares of our common stock with an exercise price of $2.09 per share with the following vesting schedule:  (i) 48,611 shares vest on the first, second and third monthly anniversaries of the February 12, 2013, and (ii) one twenty fourth (1/24) of the remaining 137,917 shares vest on each monthly anniversary of the February 12, 2013, provided on each such vesting date Dr. Shimony is still providing services to us.  We will also reimburse Dr. Shimony for reasonable expenses.  Our agreement with Dr. Shimony has a term of two years unless otherwise earlier terminated by either party.

On April 1, 2013, we entered into a consulting agreement with Dr. Vivek Reddy, who is affiliated with Mount Sinai Hospital Cardiovascular Institute in New York, pursuant to which Dr. Reddy would provide us with advisory services related to our PURE EP System in exchange for a grant of an option to purchase 30,000 shares of our common stock with an exercise price of $2.09 per share and vesting in equal amounts every month for nine months, in addition to reimbursement for reasonable expenses.  Our agreement with Dr. Reddy has a term of one year unless otherwise earlier terminated by either party.

In June 2013, we commenced our first proof of concept animal study with the assistance of our director Dr. Kalyanam Shivkumar, who is affiliated with the Cardiac Arrhythmia Center at the University of California at Los Angeles.  Dr. Shivkumar is not receiving any additional compensation for his assistance with our animal study.

On October 7, 2014, we entered into a consulting agreement with Dr. Samuel J. Asirvatham, who is affiliated with Mayo Clinic in Rochester, Minnesota, pursuant to which Dr. Asirvatham would serve in a consulting capacity as a member of the Company’s Scientific Advisory Board and perform services involving the technology development of the PURE EP System in exchange for $350 per hour. Our agreement with Dr. Asirvatham has a term of one year unless otherwise earlier terminated by either party.

Competition

The electrophysiology market is characterized by intense competition and rapid technological advances. There are currently four large companies that share the majority of the electrophysiological recording market share.  They produce the following electrophysiology recording systems, each with a unit price of approximately $250,000 per unit:

●	GE’s CardioLab Recording System was developed in the early 1990s by Prucka Engineering and was acquired by GE in 1999.
●	Bard’s LabSystem PRO EP Recording System was originally designed in the late 1980s. CR Bard’s electrophysiology business was acquired by Boston Scientific in 2013.
●	Siemens developed the Axiom Sensis XP in 2002.
●	St. Jude Medical’s EP-WorkMate Recording System was acquired from EP MedSystems in 2008, which had received approval for the product from the U.S. Food and Drug Administration in 2003.

Based upon our analysis of data taken from patent applications filed with the U.S. Patent and Trademark Office and 510(k) approval applications filed with the U.S. Food and Drug Administration, we believe that the above recording systems are built on relatively old technologies and all use the identical approach in applying digital filters to remove noise and artifacts. We are of the opinion that such an approach sacrifices cardiac signal fidelity and, in the case of ablation, the filters have a direct impact on the ablation strategy of an electrophysiologist. The imprecise method to remove noise and artifacts used by the old recorders could be a contributing factor to the multiple (or repeated) ablation procedures that are frequently required in order to completely cure patients from atrial fibrillation and ventricular tachycardia. We are not currently aware of any other companies that are developing new recording technology for electrophysiology recorders.

Suppliers

The PURE EP System contains proprietary hardware and software modules that are assembled into the system.  Hardware boards contain components that are available from different distributors.  The parts used to manufacture analog and digital boards are readily available from a number of distributors or manufacturers. We obtained components from various suppliers and have assembled our first prototype in-house.  We envision outsourcing manufacturing of the complete PURE EP System to a local medical device manufacturer in California.

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2014 and 2013 were $547,996 and $992,207, respectively.

Sales, Marketing and Customer Service

We plan to implement a market development program prior to launch of our PURE EP System. As the product progresses through development and testing, we intend to gather the data produced by the PURE EP System’s processing and presenting electrocardiogram and intracardiac signals and use such data for posters, presentations at cardiology conferences, and, if appropriate, submissions to scientific journals.  We believe that as we gather additional data from our existing proof of concept tests and our planned animal and clinical studies and user preference studies, we will be able to better determine the focus of our marketing efforts.

We also plan to leverage our relationships with cardiac research and treatment centers to gain early product evaluation and validation. We believe that through these efforts, we may be able to gain preliminary acceptance of our PURE EP product by experienced professionals and academics in the electrophysiology field.

We also intend to simultaneously develop a branding strategy to introduce and support the PURE EP System.  The strategy may include our presence at major relevant cardiology meetings on a national and regional basis to engage and educate physicians concerning the PURE EP System and any of our other products, as well as engaging in a variety of other direct marketing methods.  We also intend to develop a small direct sales force together with a distribution network that has existing relationships with hospitals and electrophysiologists.  We believe that we may be able to begin commercial sales of the PURE EP System in 2016.

Intellectual Property

Patents

Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology.   Our co-founder and former chief technology officer, Budimir S. Drakulic, Ph.D., conceived of the proprietary elements of the PURE EP System in 2009 and 2010. We filed a patent application with the U.S. Patent and Trademark Office in December 2013 directed at systems and methods for the evaluation of electrophysiology systems. In March 2014, the inventors listed on the patent application filed in December 2013 assigned all of their rights to the patent application to us. In December 2014, we filed this patent application under the Patent Cooperation Treaty (PCT) with the US Receiving Office.  In addition, we filed a patent application with the U.S. Patent and Trademark Office in October 2013 directed at the use of electrocardiography sensing for control of radiofrequency renal denervation.

We intend to file one or more additional patents in the U.S. in the future.  Our patent application filed in October 2013 combines a specific treatment, radiofrequency ablation, with our core cardiac signal system. The combined system is designed to connect with radiofrequency ablation catheters and simultaneously monitor cardiac signals during a radiofrequency ablation procedure, such as a radiofrequency ablation procedure to treat cardiac arrhythmias and/or to denervate the area in close proximity to a blood vessel (e.g. renal denervation).  Our patent application filed in December 2013, on the other hand, represents a significant portion of our core proprietary intellectual property.  Our patent application filed in December 2013 describes a system that can show comparative output of any two cardiac signal systems—such as the PURE EP System as compared to a competitor system, thus showing the value of the PURE EP System.

 This patent application describes signal processing evaluators that assess how well a cardiac signal system reading a cardiac signal (such as the PURE EP System or another system) filters out noise, such as non-cardiac signals or other body-generated artifacts.  Such noise is filtered by such systems with varying success, thus, an evaluator such as described in the patent application may be used to provide comparison data for a particular system versus another given the same or similar input.  The patent application also describes a simulator that can send a simulated signal to a cardiac signal system (the PURE EP System or another system) in order to challenge such cardiac signal system to filter out typical noise.  These are adjunct technologies can be used to show the value of the PURE EP System as compared to other systems existing in the market. The additional patent applications that we intend to file in the U.S. in the future are expected to represent portions of the hardware and software technology associated with our PURE EP System, which technology includes a cardiac signal system that reads cardiac signals and filters such cardiac signals from noise such as non-cardiac signals or other body-generated artifacts.  Upon filing of such patent applications, we believe that the novel aspects of our PURE EP System should be subject to pending patent application; however, we cannot be assured that all of the patents related to our patent applications, if any, will be granted.

We believe that our existing rights to the technology relating to the proprietary elements of the PURE EP System and the invention rights not contained in our patent applications are based upon the fiduciary duties owed to us by Dr. Drakulic when he served as an officer and director of our company, which obligated him to grant us rights to technology essential to our products.  In addition, under the work-for-hire doctrine, we have rights to all works of authorship (including for software products developed related to the PURE EP System) by our employees acting within the scope of their employment.

Trademarks

Our trademark application to register “PURE EP” in the U.S. is pending.

Government Regulation

Our solutions include software and hardware, which will be used for patient diagnosis and, accordingly, are subject to regulation by the U.S. Food and Drug Administration and other regulatory agencies.  U.S. Food and Drug Administration regulations govern, among other things, the following activities that we perform and will continue to perform in connection with:

●	Product design and development;
●	Product testing;
●	Product manufacturing;
●	Product labeling and packaging;
●	Product handling, storage, and installation;
●	Pre-market clearance or approval;
●	Advertising and promotion; and
●	Product sales, distribution, and servicing.

U.S. Food and Drug Administration’s Pre-market Clearance and Approval Requirements

The U.S. Food and Drug Administration classifies all medical devices into one of three classes.  Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the U.S. Food and Drug Administration a pre-market notification, known as a PMN, and a 510(k) approval, requesting clearance of the device for commercial distribution in the U.S.  Class III devices are devices which must be approved by the pre-market approval process.  These tend to be devices that are permanently implanted into a human body or that may be necessary to sustain life.  For example, an artificial heart meets both these criteria.  Based on analysis of predicate devices, we believe that our products will be classified as Class II.

Pursuant to U.S. Food and Drug Administration guidelines, Class II devices include a programmable diagnostic computer, which is a device that can be programmed to compute various physiologic or blood flow parameters based on the output from one or more electrodes, transducers, or measuring devices; this device includes any associated commercially supplied programs.  Because the PURE EP System is a surface electrocardiogram and intracardiac multichannel recording and analysis system that acquires, processes and displays electrocardiogram and electrograms, we believe it will be classified as a Class II device.  We must, therefore, first receive a 510(k) clearance from the U.S. Food and Drug Administration for our PURE EP system before we can commercially distribute it in the U.S.  In the event that our PURE EP system is classified as a Class III device, which we believe is unlikely to occur, the U.S. Food and Drug Administration regulatory approval process and the subsequent commercialization of our product will require significantly greater time and resources than if it is classified as a Class II device, which would require us to reassess our strategic business plan of operations.

510(k) Clearance Process

For our PURE EP System, we must submit a pre-market notification to the U.S. Food and Drug Administration demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the U.S. Food and Drug Administration has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I.

The U.S. Food and Drug Administration’s 510(k) clearance process usually takes three to six months from the date the application is submitted and filed with the U.S. Food and Drug Administration, but it can take significantly longer. A device that reaches market through the 510(k) process is not considered to be “approved” by the U.S. Food and Drug Administration. They are generally referred to as “cleared” or “510(k) cleared” devices.  Nevertheless, it can be marketed and sold in the U.S.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a pre-market approval, which requires more data and is generally a significantly longer process than the 510(k) clearance process.  The U.S. Food and Drug Administration requires each manufacturer to make this determination initially, but the U.S. Food and Drug Administration can review any such decision and can disagree with a manufacturer’s determination. If the U.S. Food and Drug Administration disagrees with a manufacturer’s determination, the U.S. Food and Drug Administration can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a pre-market approval is obtained.

Pervasive and continuing U.S. Food and Drug Administration regulation

After a medical device is placed on the market, numerous U.S. Food and Drug Administration regulatory requirements apply, including, but not limited to the following:

●	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
●
Establishment Registration, which requires establishments involved in the production and distribution of medical devices intended for commercial distribution in the U.S. to register with the U.S. Food and Drug Administration;

●	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the U.S. Food and Drug Administration;
●
Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

●
Medical Device Reporting regulations, which require that manufacturers report to the U.S. Food and Drug Administration if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the U.S. Food and Drug Administration, which may include one or more of the following sanctions:

●	Fines, injunctions, and civil penalties;
●	Mandatory recall or seizure of our products;
●	Administrative detention or banning of our products;
●	Operating restrictions, partial suspension or total shutdown of production;
●	Refusing our request for 510(k) clearance or pre-market approval of new product versions;
●	Revocation of 510(k) clearance or pre-market approvals previously granted; and
●	Criminal penalties.

International Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for U.S. Food and Drug Administration approval, and the requirements may differ significantly.

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Our PURE EP system may be affected by this legislation. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Medical Device Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Medical Device Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Medical Device Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européenne (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. Failure to obtain the CE mark will preclude us from selling the PURE EP System and related products in the European Union.

Employees

As of February 20, 2015, we had 8 full-time employees.  Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

ITEM 1A – RISK FACTORS

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and related notes. If any of the following risks, or any other risks not described below, actually occur, it is likely that our business, financial condition, and/or operating results could be materially adversely affected. The risks and uncertainties described below include forward-looking statements and our actual results may differ from those discussed in these forward-looking statements.

Risks Related to Our Business and Industry

Because our condition as a going concern is in doubt, we will be forced to cease our business operations unless we can raise sufficient funds to satisfy our working capital needs.

As shown in the accompanying financial statements during years ended December 31, 2014 and 2013, we incurred net losses attributable to common stockholders of $8,773,399 and $10,101,846, respectively and used $1,997,072 in cash for operating activities for the year ended December 31, 2014.  As of February 12, 2015, we had cash on hand of approximately $1,405,800. These factors, among others, raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

Our existence is dependent upon management’s ability to develop profitable operations. Our management is devoting substantially all of its efforts to developing its products and services and there can be no assurance that our efforts will be successful. There is no assurance that can be given that management’s actions will result in our profitable operations or the resolution of our liquidity problems.

Because we are an early development stage company with no products near commercialization, we expect to incur significant additional operating losses.

We are an early development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, regulatory approval and clinical trial activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue and do not expect to generate revenues from the commercial sale of our products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	successful completion of the preclinical and clinical development of our products;

●	obtaining necessary regulatory approvals from the U.S. Food and Drug Administration or other regulatory authorities;

●	establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and

●	raising sufficient funds to finance our activities.

We might not succeed at all, or at any, of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

Our main product candidate, the PURE EP System, is in the early stage of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization, especially given that we have not yet completed pre-clinical testing on this product. The development and regulatory approval process takes several years and it is not likely that the PURE EP System, even if successfully developed and approved by the U.S. Food and Drug Administration, may not be commercially available for a number of years.  In addition, due to budgetary constraints, we recently have not been able to devote the level of resources that we desired to our research and development efforts.  The continued development of our product candidates is dependent upon our ability to obtain sufficient financing.  However, even if we are able to obtain the requisite financing to fund our development program, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates could result in the failure of our business and a loss of all of your investment in our company.

We expect to derive our revenue from sales of our PURE EP System and other products we may develop. If we fail to generate revenue from these sources, our results of operations and the value of our business will be materially and adversely affected.

We expect our revenue to be generated from sales of our PURE EP System and other products we may develop. Future sales of these products, if any, will be subject to, among other things, the receipt of regulatory approvals and commercial and market uncertainties that may be outside our control. If we fail to generate our intended revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Until and unless we receive approval from the U.S. Food and Drug Administration and other regulatory authorities for our products, we will not generate revenues from our products.  Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities or corporate collaboration and licensing arrangements.  We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately the next five months. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate.  We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

If we seek to sell additional equity or debt securities, obtain a bank credit facility or enter into a corporate collaboration or licensing arrangement, we may not obtain favorable terms for us and/or our stockholders or be able to raise any capital at all, all of which could result in a material adverse effect on our business and results of operations. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Raising additional funds through collaboration or licensing arrangements with third parties may require us to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders.  In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities, all of which could have an adverse impact on our business and results of operations.

We may be unable to develop our existing or future technology.

Our product, the PURE EP System, may not deliver the levels of accuracy and reliability needed to make it a successful product in the market place.  Additionally, the development of such accuracy and reliability may be indefinitely delayed or may never be achieved.  In the fourth quarter of 2013, the development of our PURE EP System product was delayed due to decisions made by our former chief executive officer and president, who terminated most of our engineering team and sought to develop a different technology, as opposed to the PURE EP System, with a different engineering team.  After the resignation of our former chief executive officer and president from his positions with us in November 2013, we decided to continue the development of our PURE EP System product, as opposed to the different technology pursued by our former chief executive officer and president, and therefore re-hired our original engineering team.  The change in development strategy with respect to our products resulted in delays in the timing of the achievement of our anticipated milestones for our PURE EP System product. While we do not believe delays will be caused by similar changes in the future, we may experience additional delays in the development of our technology for other reasons, including failure to obtain necessary funding and failure to obtain regulatory approvals.  Failure to develop this or other technology could have an adverse material effect on our business, financial condition, results of operations and future prospects.

The results of clinical studies may not support the usefulness of our technology.

Conducting clinical trials is a long, expensive and uncertain process that is subject to delays and failure at any stage. Clinical trials can take months or years. The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including:

●	the U.S. Food and Drug Administration may not approve a clinical trial protocol or a clinical trial, or may place a clinical trial on hold;

●	subjects may not enroll in clinical trials at the rate we expect or we may not follow up on subjects at the rate we expect;

●	subjects may experience events unrelated to our products;

●
third-party clinical investigators may not perform our clinical trials consistent with our anticipated schedule or the clinical trial protocol and good clinical practices, or other third-party organizations may not perform data collection and analysis in a timely or accurate manner;

●	interim results of any of our clinical trials may be inconclusive or negative;

●
regulatory inspections of our clinical trials may require us to undertake corrective action or suspend or terminate the clinical trials if investigators find us not to be in compliance with regulatory requirements; or

●	governmental regulations or administrative actions may change and impose new requirements, particularly with respect to reimbursement.

Results of pre-clinical studies do not necessarily predict future clinical trial results and previous clinical trial results may not be repeated in subsequent medical trials. We may experience delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In addition, the data obtained from clinical trials may be inadequate to support approval or clearance of a submission. The U.S. Food and Drug Administration may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate the safety and effectiveness of the product candidate. The U.S. Food and Drug Administration may also require us to conduct additional pre-clinical studies or clinical trials that could further delay approval of our products. If we are unsuccessful in receiving U.S. Food and Drug Administration approval of a product, we would not be able to commercialize the product in the U.S., which could seriously harm our business. Moreover, we face similar risks in other jurisdictions in which we may sell or propose to sell our products.

The medical device industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.

Medical devices are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the Federal Food, Drug, and Cosmetic Act and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive U.S. Food and Drug Administration clearance or approval before they can be commercially marketed in the U.S., and the U.S. Food and Drug Administration may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-market evaluation programs.

The process of obtaining marketing clearance from the U.S. Food and Drug Administration for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product.  In addition, if we seek regulatory approval in non-U.S. markets, we will be subject to further regulatory approvals, that will require additional costs and resources.  There is no assurance that we will obtain necessary regulatory approvals in a timely manner, or at all.

Our product, the PURE EP System, will need to receive 510(k) marketing clearance from the U.S. Food and Drug Administration in order permit us to market this product in the U.S. In addition, if we intend to market our product for additional medical uses or indications, we will need to submit additional 510(k) applications to the U.S. Food and Drug Administration that are supported by satisfactory clinical trial results specifically for the additional indication. The results of our initial clinical trials may not provide sufficient evidence to allow the U.S. Food and Drug Administration to grant us such additional marketing clearances and even additional trials requested by the U.S. Food and Drug Administration may not result in our obtaining 510(k) marketing clearance for our product. The failure to obtain U.S. Food and Drug Administration marketing clearance for the PURE EP System, any additional indications for the PURE EP System or any other of our future products would have a material adverse effect on our business.

Even if regulatory approval is obtained, our products will be subject to extensive post-approval regulation.

Once a product is approved by the relevant regulatory body for our targeted commercialization market, numerous post-approval requirements apply, including but not limited to requirements relating to manufacturing, labeling, packaging, advertising and record keeping.  Even if regulatory approval of a product is obtained, the approval may be subject to limitations on the uses for which the product may be marketed, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any such post-approval requirement could reduce our revenues, increase our expenses and render the approved product candidate not commercially viable.  If we fail to comply with the regulatory requirements of the applicable regulatory authorities, or if previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other negative consequences, including:

●	restrictions on our products, manufacturers or manufacturing processes;

●	warning letters and untitled letters;

●	civil penalties and criminal prosecutions and penalties;

●	fines;

●	injunctions;

●	product seizures or detentions;

●	import or export bans or restrictions;

●	voluntary or mandatory product recalls and related publicity requirements;

●	suspension or withdrawal of regulatory approvals;

●	total or partial suspension of production; and

●	refusal to approve pending applications for marketing approval of new products or of supplements to approved applications.

Regulations are constantly changing, and in the future our business may be subject to additional regulations that increase our compliance costs.

We believe that we understand the current laws and regulations to which our products will be subject in the future.  However, federal, state and foreign laws and regulations relating to the sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with such federal, state or foreign laws or regulations, we may fail to obtain regulatory approval for our products and, if we have already obtained regulatory approval, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may need to incur additional costs to seek government approvals, in addition to the clearance we intend to seek from the U.S. Food and Drug Administration in order to sell or market our products. If we are slow or unable to adapt to changes in existing regulatory requirements or the promulgation of new regulatory requirements or policies, we or our licensees may lose marketing approval for our products which will impact our ability to conduct business in the future.

The market for our technology and revenue generation avenues for our products may be slow to develop, if at all.

The market for our products may be slower to develop or smaller than estimated or it may be more difficult to build the market than anticipated.  The medical community may resist our products or be slower to accept them than we anticipate.  Revenues from our products may be delayed or costs may be higher than anticipated which may result in our need for additional funding.  We anticipate that our principal route to market will be through commercial distribution partners.  These arrangements are generally non-exclusive and have no guaranteed sales volumes or commitments.  The partners may be slower to sell our products than anticipated.  Any financial, operational or regulatory risks that affect our partners could also affect the sales of our products.  In the current economic environment, hospitals and clinical purchasing budgets may exercise greater restraint with respect to purchases, which may result in purchasing decisions being delayed or denied.  If any of these situations were to occur this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If we seek to market our products in foreign jurisdictions, we may need to obtain regulatory approval in these jurisdictions.

In order to market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval procedures vary among countries (except with respect to the countries that are part of the European Economic Area) and can involve additional clinical testing. The time required to obtain approval may differ from that required to obtain U.S. Food and Drug Administration approval. Should we decide to market our products abroad, we may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the U.S. Food and Drug Administration does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority, including obtaining CE Mark approval, does not ensure approval by regulatory authorities in other foreign countries or by the U.S. Food and Drug Administration. We may be unable to file for, and may not receive, necessary regulatory approvals to commercialize our products in any foreign market, which could adversely affect our business prospects.

If we fail to obtain an adequate level of reimbursement for our system by third-party payors, there may be no commercially viable markets for our system or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third-party payors significantly affect the market for our system. Reimbursement by third-party payors in the U.S. typically is based on the device’s perceived benefit and whether it is deemed medically reasonable and necessary. Reimbursement levels of third-party payors in the U.S. are also based on established payment formulas that take into account part or all of the cost associated with these devices and the related procedures performed. We cannot assure you the level of reimbursement we might obtain in the U.S., if any, for our system.

If we do not obtain adequate levels of reimbursement for our system by third-party payors in the U.S., which we believe is largest potential market for our system, our financial condition, results of operations and prospects would be harmed.

Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce additional clinical data, which may involve one or more additional clinical trials, that compares the cost-effectiveness of our system to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our system in the international markets in which those approvals are sought.

We believe that future reimbursement may be subject to increased restrictions both in the U.S. and in international markets. Future legislation, regulation or reimbursement policies of third-party payors may adversely affect the demand for the PURE EP System or any of our other future products and limit our ability to sell the PURE EP System or any of our other future products on a profitable basis. In addition, third-party payors continually attempt to contain or reduce the costs of health care by challenging the prices charged for health care products and services. If reimbursement for our system is unavailable in any market or limited in scope or amount, or if pricing is set at unsatisfactory levels, market acceptance of our system would be significantly impaired and our future revenues, if any, would be significantly harmed.

The electrophysiology market is highly competitive.

There are a number of groups and organizations, such as healthcare, medical device and software companies in the electrophysiology market that may develop a competitive offering to our products, especially given that we have not yet filed for patent protection for any of our intellectual property.  The largest companies in the electrophysiology market are GE, Johnson & Johnson, Boston Scientific, Siemens and St. Jude Medical.  All of these companies have significantly greater resources, experience and name recognition than we possess. There is no assurance that they will not attempt to develop similar or superior products, that they will not be successful in developing such products or that any products they may develop will not have a competitive advantage over our products. If we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess.  Should a superior offering come to market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on key officers, consultants and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our officers, consultants and scientific and medical advisors because of their expertise and experience in medical device development.  We do not have “key person” life insurance policies for any of our officers.  Our former chief executive officer and president relieved most of our employees and consultants of their duties in October 2013 and, after the resignation of our former chief executive officer and president in November 2013, we rehired such employees and consultants.  Due to our funding constraints, we made irregular payments to such employees and consultants until January 2014, at which time we compensated them in full for their accrued but unpaid service. If we are unable to obtain additional funding, we will be unable to meet our current and future compensation obligations to such employees and consultants. In light of the foregoing, we are at risk that one or more of our consultants or employees may leave our company for other opportunities where there is no concern about such employers fulfilling their compensation obligations, or for other reasons.  The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our results of operations.

We may fail to attract and retain qualified personnel.

We expect to rapidly expand our operations and grow our sales, research and development and administrative operations.  This expansion is expected to place a significant strain on our management and will require hiring a significant number of qualified personnel.  Accordingly, recruiting and retaining such personnel in the future will be critical to our success.  There is intense competition from other companies, research and academic institutions, government entities and other organizations for qualified personnel in the areas of our activities.  Many of these companies, institutions and organizations have greater resources than we do, along with more prestige associated with their names. If we fail to identify, attract, retain and motivate these highly skilled personnel, we may be unable to continue our marketing and development activities, and this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

Our ability to grow successfully requires an effective planning and management process.  The expansion and growth of our business could place a significant strain on our management systems, infrastructure and other resources.  To manage our growth successfully, we must continue to improve and expand our systems and infrastructure in a timely and efficient manner.  Our controls, systems, procedures and resources may not be adequate to support a changing and growing company.  If our management fails to respond effectively to changes and growth in our business, including acquisitions, there could be a material adverse effect on our business, financial condition, results of operations and future prospects.

Our strategic business plan may not produce the intended growth in revenue and operating income.

Our strategies ultimately include making significant investments in sales and marketing programs to achieve revenue growth and margin improvement targets. If we do not achieve the expected benefits from these investments or otherwise fail to execute on our strategic initiatives, we may not achieve the growth improvement we are targeting and our results of operations may be adversely affected. We may also fail to secure the capital necessary to make these investments, which will hinder our growth.

In addition, as part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although we will endeavor to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, acquisitions could result in the incurrence of substantial additional indebtedness and other expenses or in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

We currently have no sales, marketing or distribution operations and will need to expand our expertise in these areas.

We currently have no sales, marketing or distribution operations and, in connection with the expected commercialization of our system, will need to expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

●	we may not be able to attract and build an effective marketing or sales force;

●	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may be substantial; and

●
there are significant legal and regulatory risks in medical device marketing and sales that we have never faced, and any failure to comply with applicable legal and regulatory requirements for sales, marketing and distribution could result in an enforcement action by the U.S. Food and Drug Administration, European regulators or other authorities that could jeopardize our ability to market the system or could subject us to substantial liability.

The liability of our directors and officers is limited.

The applicable provisions of the Delaware General Corporation Law and our Amended and Restated Certificate of Incorporation and By-laws limit the liability of our directors to us and our stockholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Delaware General Corporation Law and of our Amended and Restated Certificate of Incorporation and Bylaws provide for indemnification of such persons under certain circumstances. In the event we are required to indemnify any of our directors or any other person, our financial strength may be harmed.

Our product development program depends upon third-party researchers who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials

We do not have the ability to conduct all aspects of pre-clinical testing or clinical trials ourselves. We depend upon independent investigators and collaborators, such as commercial third-parties, government, universities and medical institutions, to conduct our preclinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs.  These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves.  The failure of any of these outside collaborators to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or pre-clinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect our pre-clinical testing or clinical trials, our success in obtaining regulatory approvals and, ultimately, the timely advancement of our development programs. In addition, these collaborators may also have relationships with other commercial entities, some of whom may compete with us.  If our collaborators assist our competitors at our expense, our competitive position would be harmed.

Negative publicity or unfavorable media coverage could damage our reputation and harm our operations.

In the event that the marketplace perceives our products as not offering the benefits which we believe they offer, we may receive negative publicity. This publicity may result in litigation and increased regulation and governmental review. If we were to receive such negative publicity or unfavorable media attention, whether warranted or unwarranted, our ability to market our products would be adversely affected. We may be required to change our products and services and become subject to increased regulatory burdens, and we may be required to pay large judgments or fines and incur significant legal expenses. Any combination of these factors could further increase our cost of doing business and adversely affect our financial position, results of operations and cash flows.

We may face risks associated with future litigation and claims.

In addition to the existing arbitration with our former chief executive officer and president, we may, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, personal injury and product liability matters. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit.

Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results.

Specifically, we believe we will be subject to product liability claims or product recalls, particularly in the event of false positive or false negative reports, because we plan to develop and manufacture medical diagnostic products.  We intend to obtain appropriate insurance coverage once we reach a manufacturing stage. A product recall or a successful product liability claim or claims that exceed our planned insurance coverage could have a material adverse effect on us.  In addition, product liability insurance is expensive. In the future we may not be able to obtain coverage on acceptable terms, if at all.  Moreover, our insurance coverage may not adequately protect us from liability that we incur in connection with clinical trials or sales of our products. In the event of an award against us during a time when we have no available insurance or insufficient insurance, we may sustain significant losses of our operating capital.  In addition, any products liability litigation, regardless of outcome or strength of claims, may divert time and resources away from the day-to-day operation of our business and product development efforts.  Any of these outcomes could adversely impact our business and results of operations, as well as impair our reputation in the medical and investment communities.

Recent global economic trends could adversely affect our business, liquidity and financial results.

Recent global economic conditions, including disruption of financial markets, could adversely affect us, primarily through limiting our access to capital and disrupting our potential clients’ businesses.  In addition, continuation or worsening of general market conditions in economies important to our businesses may adversely affect our potential customers’ level of spending and ability to obtain financing, leading to us being unable to generate the levels of sales that we anticipate.  Continued disruption of financial markets could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may be subject, directly or indirectly, to U.S. federal and state health care fraud and abuse and false claims laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.

If we are successful in achieving regulatory approval to market our PURE EP System, our operations will be directly, or indirectly through our customers and health care professionals, subject to various U.S. federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, federal False Claims Act, and federal Foreign Corrupt Practices Act. These laws may impact, among other things, our proposed sales, and marketing and education programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. The Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs. An alleged violation of the Anti-Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations such as the federal False Claims Act. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device and health care companies to have to defend a False Claim Act action. The federal Patient Protection and Affordable Care Act includes provisions expanding the ability of certain relators to bring actions that would have been previously dismissed under prior law. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. The Deficit Reduction Act of 2005 encouraged states to enact or modify their state false claims act to be at least as effective as the federal False Claims Act by granting states a portion of any federal Medicaid funds recovered through Medicaid-related actions. Most states have enacted state false claims laws, and many of those states included laws including qui tam provisions. States have until March 31, 2013 to enact or amend their false claims laws modeled after the federal False Claims Act for review and approval to receive a greater portion of any recovery.

The federal Patient Protection and Affordable Care Act includes provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2012 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the U.S., and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. If we receive U.S. Food and Drug Administration clearance to market our system in the U.S., these laws could affect our promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our system. Both the disclosure laws and gift bans will impose administrative, cost and compliance burdens on us.

We are unable to predict whether we could be subject to actions under any of these laws, or the impact of such actions. If we are found to be in violation of any of the laws described above and other applicable state and federal fraud and abuse laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, or an administrative action of suspension or exclusion from government health care reimbursement programs and the curtailment or restructuring of our operations.

In addition, to the extent we commence commercial operations overseas, we will be subject to the Foreign Corrupt Practices Act and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The Foreign Corrupt Practices Act prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the Foreign Corrupt Practices Act and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property.  We have filed two patent applications in the U.S. and plan to file additional patent applications in the U.S. and in other countries, as we deem appropriate for our products.  Our applications have and will include claims intended to provide market exclusivity for certain commercial aspects of the products, including the methods of production, the methods of usage and the commercial packaging of the products. However, we cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

●	if and when such patents will be issued, and, if granted, whether patents will be challenged and held invalid or unenforceable;

●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

●	whether we will need to initiate litigation or administrative proceedings which may be costly regardless of outcome.

Our success also depends upon the skills, knowledge and experience of our scientific and technical personnel, our consultants and advisors as well as our licensors and contractors.  To help protect our proprietary know-how and our inventions for which patents may be unobtainable or difficult to obtain, we rely on trade secret protection and confidentiality agreements.  To this end, it is our policy to require all of our employees, consultants, advisors and contractors to enter into agreements which prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.  These agreements may not provide adequate protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure or the lawful development by others of such information.  If any of our trade secrets, know-how or other proprietary information is disclosed, the value of our trade secrets, know-how and other proprietary rights would be significantly impaired and our business and competitive position would suffer.

            Given the fact that we may pose a competitive threat, competitors, especially large and well-capitalized companies that own or control patents relating to electrophysiology recording systems, may successfully challenge our patent applications, produce similar products or products that do not infringe our patents, or produce products in countries where we have not applied for patent protection or that do not respect our patents.

If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of our intellectual property may be greatly reduced.  Patent protection and other intellectual property protection are important to the success of our business and prospects, and there is a substantial risk that such protections will prove inadequate.

If we infringe upon the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may be required to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	abandon an infringing product candidate;

●	redesign our product candidates or processes to avoid infringement;

●	cease usage of the subject matter claimed in the patents held by others;

●	pay damages; and/or

●	defend litigation or administrative proceedings which may be costly regardless of outcome, and which could result in a substantial diversion of our financial and management resources.

Any of these events could substantially harm our earnings, financial condition and operations.

Risks Related to our Common Stock

 The public trading market for our common stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their Shares at a profit, if at all.

Our common stock trades in the over-the-counter market and is quoted on the Over-the-Counter Bulletin Board, or OTCBB, and in the Over-the-Counter Markets on the OTCQB. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on national stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers sufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for you to sell your shares of our common stock.

Although our common stock now trades on the OTCBB and OTCQB, an active trading market for our shares may not be sustained. It may be difficult for our stockholders to sell their shares without depressing the market price for our shares or at all. As a result of these and other factors, our stockholders may not be able to sell their shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell shares of our common stock.

Our cash flows are unpredictable, and this may harm our financial condition or the market price for our common stock.

The amount and timing of cash flows from our licensing and enforcement activities are subject to uncertainties stemming primarily from uncertainties regarding the rates of adoption of our patented technologies, the growth rates of our licensees, the outcome of enforcement actions and certain other factors. As such, our income and cash flows may vary significantly from period to period, which could make our business difficult to manage, adversely affect our business and operating results, cause our annual or quarterly results to fall below market expectations and adversely affect the market price of our common stock.

The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

                The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

• the outcomes of our current and potential future patent litigation;
• our ability to monetize our patents;
• changes in our industry;
• announcements of technological innovations, new products or product enhancements by us or others;
• announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;
• changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;
• investors’ general perception of us;
• future issuances of common stock;
• the addition or departure of key personnel;
• general market conditions, including the volatility of market prices for shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and
• the other factors described in this “Risk Factors” section.

These factors and any corresponding price fluctuations may materially and adversely affect the market price of our common stock and result in substantial losses by our investors.

Further, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations in the past. Continued market fluctuations could result in extreme volatility in the price of our common stock, which could cause a decline in the value of our common stock.

Price volatility of our common stock might be worse if the trading volume of our common stock is low. In the past, following periods of market volatility, stockholders have often instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and attention of management from our business, even if we are successful. Future sales of our common stock could also reduce the market price of such stock.

Moreover, the liquidity of our common stock is limited, not only in terms of the number of shares that can be bought and sold at a given price, but by delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us, if any. These factors may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and ask prices for our common stock. In addition, without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate its investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price of our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

Our common stock is a “penny stock,” which makes it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, it could create a circumstance commonly referred to as an “overhang,” in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our stockholders may experience substantial dilution as a result of the conversion of outstanding convertible preferred stock or the exercise of options and warrants to purchase shares of our common stock.

As of February 12, 2015, we have granted options to purchase 6,190,190 shares of common stock and have reserved 1,445,933 shares of our common stock for issuance upon the exercise of options pursuant to our 2012 Equity Incentive Plan. In addition, as of February 12, 2015, we may be required to issue 1,774,018 shares of our common stock for issuance upon conversion or outstanding convertible preferred stock and 6,342,839 shares of our common stock for issuance upon exercise of outstanding warrants.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholder may make decisions with which you may disagree.

As of February 12, 2015, two of our stockholders beneficially owned over 62.96% of our common stock. As a result, our controlling stockholders control substantially all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have research coverage by securities and industry analysts and you should not invest in our common stock in anticipation that we will obtain such coverage. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us, upon becoming a publicly-reporting company, to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Our board of directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Accordingly, we may issue shares of preferred stock with a preference over our common stock with respect to dividends or distributions on liquidation or dissolution, or that may otherwise adversely affect the voting or other rights of the holders of common stock. Issuances of preferred stock, depending upon the rights, preferences and designations of the preferred stock, may have the effect of delaying, deterring or preventing a change of control, even if that change of control might benefit our stockholders. In addition, we are subject to Section 203 of the Delaware General Corporation Law. Section 203 generally prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless (i) prior to the date of the transaction, the board of directors of the corporation approved either the business combination or the transaction which resulted in the stockholder becoming an interested stockholder; (ii) the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding for purposes of determining the number of shares outstanding (a) shares owned by persons who are directors and also officers and (b) shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or (iii) on or subsequent to the date of the transaction, the business combination is approved by the board and authorized at an annual or special meeting of stockholders, and not by written consent, by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the interested stockholder.

Section 203 could delay or prohibit mergers or other takeover or change in control attempts with respect to us and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

The terms of our Series C Preferred Stock prohibit us from paying dividends in the future. As a result, any return on investment may be limited to the value of our common stock.

The terms of our Series C Preferred Stock prohibit us from paying dividends in the future on our common stock, absent consent from the holders representing a super-majority of the outstanding shares of our Series C Preferred Stock and a certain investor. Because we will likely not pay dividends, our common stock may be less valuable because a return on an investment in our common stock will only occur if our stock price appreciates.

Risks Related to our Series C Preferred Stock

Our Series C Preferred Stock contains covenants that could limit our financing options and liquidity position, which would limit our ability to grow our business.

Covenants in the certificate of designation for our Series C Preferred Stock impose operating and financial restrictions on us. These restrictions prohibit or limit our ability to, among other things:

●	incur additional indebtedness;

●	permit liens on assets;

●	repay, repurchase or otherwise acquire more than a de minimis number of shares of common stock, Series A Preferred Stock or Series B Preferred Stock;

●	pay cash dividends to our stockholders; and

●	engage in transactions with affiliates.

These restrictions may limit our ability to obtain financing, withstand downturns in our business or take advantage of business opportunities. Moreover, debt financing we may seek may contain terms that include more restrictive covenants, may require repayment on an accelerated schedule or may impose other obligations that limit our ability to grow our business, acquire needed assets, or take other actions we might otherwise consider appropriate or desirable.

In addition, the certificate of designation for our Series C Preferred Stock requires us to redeem shares of our Series C Preferred Stock, at each holder’s option and for an amount greater than their stated value, upon the occurrence of certain events, including our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. Pursuant to an amendment to the terms of our Series C Preferred Stock, because we failed to complete a financing or series of related financings by February 12, 2014 that resulted in gross proceeds to us of at least $3 million at a valuation of at least $30 million and because we failed to maintain the listing of our common stock on a trading market for more than five trading days in any twelve month period after February 12, 2014, the conversion price of our Series C Preferred Stock was reduced to $1.50 per share.

The holders of our Series C Preferred Stock are entitled to receive a dividend, which may be increased if we do not comply with certain covenants, and are also entitled to receive a make-whole payment if the Series C Preferred Stock is converted into common stock prior to February 12, 2016.

The holders of the Series C Preferred Stock are entitled to a 9% annual dividend on the $1,000 per share stated value of our Series C Preferred Stock, which is payable in cash or, subject to the satisfaction of certain conditions, in pay-in-kind shares.  The dividend may be increased to a 18% annual dividend if we fail to comply with certain covenants, including our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings.  In addition, if a holder of the Series C Preferred Stock converts its shares of Series C Preferred Stock into shares of common stock any time prior to February 12, 2016, the holder will be deemed to have earned a make whole amount equal to the amount that would have been due if such shares of Series C Preferred Stock had been outstanding until such date, which may be paid in cash or pay-in-kind shares, depending upon the availability of funds to us to make such payments and the fulfillment of certain conditions relating to our company and our common stock.  As a result of the payment of dividends and the make whole amounts related to our Series C Preferred Stock, we may be obligated to pay significant sums of money or issue significantly more shares of common stock than our Series C Preferred Stock would otherwise be convertible into, which could negatively affect our operations or result in the dilution of the holders of our common stock, respectively.

Our Series C Preferred Stock and our warrants contain anti-dilution provisions that may result in the reduction of their conversion prices or exercise prices in the future.

Our Series C Preferred Stock and our warrants contain anti-dilution provisions, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price of future offerings. Furthermore, with respect to our warrants, if we complete an offering below the exercise price of such warrants, the number of shares issuable under such warrants will be proportionately increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. If in the future we issue securities for less than the conversion or exercise price of our Series C Preferred Stock and our warrants, respectively, we will be required to further reduce the relevant conversion or exercise prices, and the number of shares underlying the warrants will be increased.  We may find it more difficult to raise additional equity capital while our Series C Preferred Stock and our warrants are outstanding.  Although we do not intend to reduce the conversion or exercise prices of our outstanding securities in the future, if we do so, the holders of our common stock may experience greater dilution upon the conversion or exercise of our outstanding securities convertible or exercisable into our common stock.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

We maintain our principal office at 12424 Wilshire Boulevard, Suite 745, Los Angeles, California.    On May 31, 2014, the Company extended its expiring three-year lease for office space in Los Angeles, California for one additional year, with monthly payments of $6,530 beginning on September 1, 2014.

ITEM 3 – LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM.” Prior to October 29, 2014, there was no established public trading for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions:

Fiscal Year 2013
	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$-	$-

Fiscal Year 2014
	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$3.50	$2.56

Holders of Record

As of February 20, 2015, there were approximately 186 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements as a result of certain factors, as more fully discussed in Item 1 of this report, entitled “Business” under “Forward-Looking Statement” and Item 1A of this report, entitled “Risk Factors”.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that its assumptions are based upon reasonable data derived from and known about our business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for the Company’s services, fluctuations in pricing for materials, and competition.

Our Business

We are a development stage medical device company that is developing a proprietary technology platform to minimize noise and artifacts from cardiac recordings during electrophysiology studies and ablation.  Our product under development, the PURE EP System, is a surface electrocardiogram and intracardiac multichannel recording and analysis system that acquires, processes and displays electrocardiogram and electrograms required during electrophysiology studies and ablation procedures.

We have not generated any revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in our financial statements. The financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances. Significant estimates in these financial statements include allowance for doubtful accounts and accruals for inventory claims. Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Among the significant judgments made by management in the preparation of our financial statements are the following:

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

Results of Operations

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the twelve months ended December 31, 2014 and 2013.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2014 were $547,996, a decrease of $444,211, or 45%, from $992,207 for the twelve months ended December 31, 2013. This decrease is primarily due to a reduction the costs paid to both personnel and research and development consulting services as we develop our proprietary technology platform. Research and development expenses were comprised of $366,362 of personnel costs and $115,692 consulting services for the twelve months ended December 31, 2014 as compared to $632,881 and $359,326 for the same period last year, respectively. This decrease is primarily due to salary and fee reductions in both personnel and research and development consulting services expenses, including accounting for payments to our scientists as personnel costs, as we develop our proprietary technology platform.

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2014 were $7,304,440, an increase of $2,557,242, or 49%, from $5,229,252 incurred in the twelve months ended December 31, 2013. This increase is primarily due to increases in payroll related expenses and professional services and, to a lesser extent, due to increases in consulting fees and travel, meals and entertainment costs.

Payroll related expenses increased to $5,938,442 in the twelve months ended December 31, 2014 from $3,465,680 for the twelve months ended December 31, 2013, an increase of $2,472,762, or 71%. This increase is due to the value of the stock based compensation increasing to $5,693,425 in 2014, as a result of the vesting of stock and stock options issued to board members, officers and employees, as compared to $3,247,187 of stock based compensation in 2013.

Professional services for the twelve months ended December 31, 2014 totaled $585,472, an increase of $32,991, or 6%, over the $552,481 recognized for the twelve months ended December 31, 2013. Of professional services, legal fees totaled $284,787 for the twelve months ended December 31, 2014, a decrease of $24,406, or 8%, from $309,193 incurred for the twelve months ended December 31, 2013. Accounting fees incurred in the twelve months ended December 31, 2012 amounted to $64,380, a decrease of $29,178, or 32%, from $93,558 incurred for the same period in 2013.  The increase in professional fees was primarily related to an increase in legal requirements as we continue to develop our operations, including legal fees associated with our capital raising transactions and the filing of our initial registration statement.

Consulting fees totaled $246,754 for the twelve months ended December 31, 2014, a decrease of $608,902 or 71%, from $855,656 for the twelve months ended December 31, 2013.  The consulting fees for the year ended December 31, 2013 included $800,823 in stock based compensation for investment and finance consultants to assist in our fund raising and investor relations efforts to support our increased efforts in market research and potential investor identification.

Travel, meals and entertainment costs for the twelve months ended December 31, 2014 were $125,923, an increase of $35,144, or 39%, from $90,779 incurred during the twelve months ended December 31, 2013. During 2014, more travel was required than in 2013.  Rent for the twelve months ended December 31, 2014 totaled $77,063, an increase of $3,058, or 4%, from $74,005 incurred during the same period in 2013.

Depreciation Expense. Depreciation expense for the twelve months ended 2014 totaled $15,809, a decrease of $1,250, or 7%, over the expense of $17,059 incurred during the same period in 2013, as a result of the aging of  office computers and other equipment.

Interest Expense.  Interest expense for the twelve months ended December 31, 2014 totaled $11,025, a decrease of $59,036 from of $70,061 incurred during the twelve months ended December 31, 2013. For 2014, interest costs were comprised of finance costs and estimated liquidated damages of $6,953. During the twelve months ended December 31, 2013, we accrued estimated liquidated damages of $48,668 relating to our registration rights obligations in connection to the issuance of our Series C preferred stock.  In addition, other interest costs were comprised primarily of bridge and related party notes issued in late 2012.

Financing Costs.  Financing costs for the year ended December 31, 2014 totaled $593,770, a decrease of $2,902,282 or 83% from $3,496,052 incurred during the year ended December 31, 2013. Financing costs are primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in and the fees paid related to the issuance of our Series C Preferred Stock issued in 2013.  The beneficial conversion feature associated with the Series C Preferred Stock is comprised of the allocated fair value of the conversion feature and the allocated fair value of warrants issued in connection with the sale of the Series C Preferred Stock.

Preferred Stock Dividend. Our preferred stock dividend for the twelve months ended December 31, 2014 totaled $300,359, an increase of $3,144, or 3% from $297,215 incurred during the twelve months ended December 31, 2013. Preferred stock dividends are related to the issuance of our Series A, Series B and C Preferred Stock in 2011, 2012 and 2013.

Net Loss Available to Common Stockholders. Net loss Available to Common Stockholders for the twelve months ended December 31, 2014 was $8,773,399, compared to a net loss of $10,101,846 for the twelve months ended December 31, 2013, a decrease of $1,328,447 or 13%.  The primary reasons for the decrease, as described above, is the reduction in financing costs net with the increase in stock based compensation incurred in general and administrative expenses.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

As of December 31, 2014, we had a working capital deficit of $910,082, comprised of cash of $239,781 and prepaid expenses of $75,537, which was offset by $554,026 of accounts payable and accrued expenses, stock based payable of $226,305 and accrued dividends on preferred stock issuances of $445,069. For the twelve months ended December 31, 2014, we used $1,997,072 of cash in operating activities. Cash provided by financing activities totaled $1,938,629, comprised of proceeds from the sale of our common stock of $1,969,410, net with repayments of related party advances of $30,781. In the comparable period in 2013, $1,768,410 was raised from the sale of our Series C Preferred stock, $299,974 was raised through the sale of our common stock, $13,741 through related party advances, net with $30,000 repayments of related party loans. At December 31, 2014, we had cash of $239,781 compared to $302,187 at December 31, 2013. Our cash is held in bank deposit accounts. At December 31, 2014 and 2013, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2014 and 2013 was $1,997,072 and $1,762,459, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

Cash used in investing activities for the twelve months ended December 31, 2014 was $3,963, compared to $11,716 for the twelve months ended December 31, 2013.  During both the twelve months ended December 31, 2014 and the twelve months ended December 31, 2013, we purchased office furniture and computer equipment.

December 2014 Private Placement

On December 19, 2014, we entered into a unit purchase agreement with certain accredited investors, pursuant to which we issued and sold,  in multiple closings occurring on each of December 19, 2014, December 30, 2014, January 23, 2015 and February 10, 2015, an aggregate of 24.256 units, which consisted of, in the aggregate, 970,240 shares of our common stock, “A” warrants to purchase 970,240 shares of our common stock at an exercise price of $2.50 and “B” warrants to purchase 485,120 shares of our common stock at an exercise price of $3.75 per share, in exchange for aggregate gross proceeds of $2,425,600. As consideration for serving as our placement agent in connection with the private placement, we issued to Laidlaw & Company (UK) Ltd. “B” warrants to purchase an aggregate of 226,760 shares of common stock at an exercise price of $3.75 per share and paid cash fees equal to $291,072.

In their report dated February 20, 2015, our independent registered public accounting firm stated at December 31, 2014, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues to date, and there is no assurance that, if approval of our products is received, we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at December 31, 2014 and 2013 was $-0- and $30,781, respectively.

Accrued interest and expenses due related parties as of December 31, 2014 and 2013 was $40,293 and $123,089, respectively.

During 2014, one of the Company’s board of directors forgave an outstanding obligation of $87,500 for services.  Accordingly, the Company reclassified the liability to equity as donated capital.

During 2014, the Company issued 34,000 shares of its common stock for future services from a board member totaling $85,000 ($2.50 per share), unrelated to his services as a board member.  The fair value of the services  is amortized over the service period.  As of December 31, 2014, the unamortized portion of $56,667 is included in prepaid expenses in the accompanying balance sheet.

During 2014, the Company issued 26,000 shares of its common stock in settlement of $65,000 debt to a board of directors member ($2.50 per share).

During 2013, in connection with the amendments of the Series C 9% Convertible Preferred stock, the Company issued to Company’s president and a Director of the Company (Series C holders) an aggregate of 53,830 warrants to purchase the Company’s common stock at $2.61 per share for five years. See Note 9 below.

The Company has informal compensation and consulting agreements with employees and outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.  As of December 31, 2014 and 2013, total due under these agreements and related expenses were $11,250 and $-0-, respectively.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOSIG TECHNOLOGIES, INC.
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 BioSig Technologies, Inc.

We have audited the accompanying balance sheet of BioSig Technologies. Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSig Technologies, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations since its inception and has a net stockholders’ deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Liggett, Vogt & Webb, P.A.

February 20, 2015
New York, New York

BIOSIG TECHNOLOGIES, INC.
 BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS
Current assets:
Cash	$239,781	$302,187
Prepaid expenses	75,537	-
Total current assets	315,318	302,187

Property and equipment, net	13,020	24,866

Other assets:
Deposits	25,000	25,000

Total assets	$353,338	$352,053

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $40,293 and $92,308 to related parties as of December 31, 2014 and 2013, respectively	$554,026	$819,330
Stock based payable	226,305	-
Advances, related party	-	30,781
Liability to placement agent	-	52,800
Redeemable Series A Preferred Stock, 184.4 shares issued and outstanding, liquidation preference of $922,000, net of debt discount of $37,399 as of December 31, 2013	-	884,601
Redeemable Series B Preferred Stock, 177.5 shares issued and outstanding, liquidation preference of $887,500, net of debt discount of $72,478 as of December 31, 2013	-	815,022
Dividends payable	445,069	414,967
Total current liabilities	1,225,400	3,017,501

Series C 9% Convertible Preferred stock, 2,711 and 2,781 shares issued and outstanding liquidation preference of $2,711,000 and $2,781,000, net of debt discount of $-0- and $483,893, respectively	2,711,000	2,297,107

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 11,179,266 and 8,412,101 issued and outstanding as of December 31, 2014 and 2013, respectively	11,179	8,412
Additional paid in capital	19,186,163	9,036,038
Accumulated deficit	(22,780,404)	(14,007,005)
Total stockholders' deficit	(3,583,062)	(4,962,555)

Total liabilities and stockholders' deficit	$353,338	$352,053

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2014	2013
Operating expenses:
Research and development	$547,996	$992,207
General and administrative	7,304,440	5,229,252
Depreciation	15,809	17,059
Total operating expenses	7,868,245	6,238,518

Loss from operations	(7,868,245)	(6,238,518)

Other income (expense):
Interest income (expense)	(11,025)	(70,061)
Financing costs	(593,770)	(3,496,052)

Loss before income taxes	(8,473,040)	(9,804,631)

Income taxes (benefit)	-	-

Net loss	(8,473,040)	(9,804,631)

Preferred stock dividend	(300,359)	(297,215)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,773,399)	$(10,101,846)

Net loss per common share, basic and diluted	$(0.91)	$(1.23)

Weighted average number of common shares outstanding, basic and diluted	9,650,275	8,187,648

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2014

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	8,166,238	$8,166	$833,647	$(3,905,159)	$(3,063,346)
Common stock issued for services rendered	21,412	22	44,729	-	44,751
Common stock issued as payment for accrued interest to note holders at $2.09 per share	8,941	9	18,668	-	18,677
Beneficial conversion feature in connection with note payable	-	-	20,000	-	20,000
Beneficial conversion feature and warrants issued in connection with the Series C Preferred Stock	-	-	2,404,830	-	2,404,830
Fair value of warrants issued to Series C investors for certificate of designation amendment	-	-	1,074,833	-	1,074,833
Fair value of warrants issued for services	-	-	916,677	-	916,677
Common stock issued in settlement of related party note and advances payable	93,061	93	228,415	-	228,508
Sale of common stock	122,449	122	247,052		247,174
Fair value of vested options	-	-	3,247,187	-	3,247,187
Preferred stock dividend	-	-	-	(297,215)	(297,215)
Net loss	-	-	-	(9,804,631)	(9,804,631)
Balance, December 31, 2013	8,412,101	$8,412	$9,036,038	$(14,007,005)	$(4,962,555)

BIOSIG TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2014

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	8,412,101	$8,412	$9,036,038	$(14,007,005)	$(4,962,555)
Sale of common stock	956,179	956	1,968,454	-	1,969,410
Common stock issued for services	654,000	654	1,634,346	-	1,635,000
Common stock issued in settlement of related party debt	26,000	26	64,974	-	65,000
Common stock issued upon conversion of Series A preferred stock and accrued dividends at $1.84 per share	577,901	578	1,062,753	-	1,063,331
Common stock issued upon conversion of Series B preferred stock and accrued dividends at $2.02 per share	493,818	494	997,032	-	997,526
Common stock issued upon conversion of Series C preferred stock and accrued dividends at $1.50 per share	59,267	59	88,841	-	88,900
Donated capital	-	-	87,500	-	87,500
Equity warrants issued to placement agent for sale of common stock	-	-	52,800	-	52,800
Fair value of vested options	-	-	4,193,425	-	4,193,425
Preferred stock dividend	-	-	-	(300,359)	(300,359)
Net loss	-	-	-	(8,473,040)	(8,473,040)
Balance, December 31, 2014	11,179,266	$11,179	$19,186,163	$(22,780,404)	$(3,583,062)

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,473,040)	$(9,804,631)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	15,809	17,059
Amortization of debt discount	593,770	2,441,220
Stock based compensation	5,743,425	3,305,063
Fair value of warrants issued in connection with Series C preferred stock modifications	-	1,074,833
Fair value of warrants issued for services	-	837,243
Changes in operating assets and liabilities:
Prepaid expenses	8,715	20,000
Accounts payable	(110,844)	349,809
Stock based payable	226,305	-
Deferred rent payable	(1,212)	(3,055)
Net cash used in operating activities	(1,997,072)	(1,762,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,963)	(11,716)
Net cash used in investing activity	(3,963)	(11,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of Series C preferred stock and warrants	-	1,768,410
Proceeds from sale of common stock	1,969,410	299,974
Payments of related party notes	-	(30,000)
Net repayments of related party advances	(30,781)	13,741
Net cash provided by financing activities	1,938,629	2,052,125

Net (decrease) increase in cash and cash equivalents	(62,406)	277,950

Cash and cash equivalents, beginning of the period	302,187	24,237
Cash and cash equivalents, end of the period	$239,781	$302,187

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series A preferred stock and accrued dividends	$1,063,331	$-
Common stock issued upon conversion of Series B preferred stock and accrued dividends	$997,526	$-
Common stock issued upon conversion of Series C preferred stock and accrued dividends	$88,900	$-
Common stock options for future services, related party	$85,000	$-
Common stock options in settlement of accounts payable, related party	$65,000	$-
Related party donated capital	$87,500	$-
Common stock issued in settlement of related party note and advances payable	$-	$228,508
Common stock issued in settlement of accrued interest	$-	$18,677
Convertible bridge notes payable exchanged for preferred shares	$-	$600,000

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and organization

BioSig Technologies Inc. (the “Company”) was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company and its efforts are principally devoted to improving the quality of cardiac recordings obtained during ablation of atrial fibrillation (AF) and ventricular tachycardia (VT). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.

Prepaid Expenses

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of December 31, 2014 and 2013, prepaid expenses relating to stock based payments were $56,667 and $-0-, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

Long-Lived Assets

The Company follows Accounting Standards Codification 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $547,996  and $992,207 for the years ended December 31, 2014 and 2013, respectively.

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

The computation of basic and diluted loss per share as of December 31, 2014 and 2013 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	2014	2013
Series A convertible preferred stock	-	501,089
Series B convertible preferred stock	-	451,726
Series C convertible preferred stock	1,807,333	1,330,627
Options to purchase common stock	5,990,190	2,990,977
Warrants to purchase common stock	5,113,990	2,717,258
Totals	12,911,513	7,991,667

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

Income Taxes

The Company follows Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

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

As of December 31, 2014, the Company had 5,990,190 options outstanding to purchase shares of common stock, of which 3,799,559 were vested.

As of December 31, 2013, the Company had 2,990,977 options outstanding to purchase shares of common stock, of which 1,675,658 were vested.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2014 and 2013, the Company incurred net losses attributable to common stockholders of $8,773,399 and $10,101,846, respectively and used $1,997,072 in cash for operating activities for the year ended December 31, 2014. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. The Company completed financing subsequent to the date of these financial statements (See Note 16). However additional capital will be needed to continue developing its products and services and there can be no assurance that the Company's efforts will be successful. There is no assurance that can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at December 31, 2014 and 2013 was $-0- and $30,781, respectively.

On December 31, 2013, as part of a private placement transaction of our common stock and warrants, (i) $228,000 of our outstanding indebtedness that was due to a related party was converted into 93,061 shares of common stock and a warrant to purchase 46,531 shares of our common stock; and (ii) we issued to a related party 122,448 shares of our common stock and a warrant to purchase 61,225 shares of our common stock for a purchase price of $300,000

Accrued interest and expenses due related parties as of December 31, 2014 and 2013 was $40,293 and $123,089, respectively.

During 2014, one of the Company’s board of directors forgave an outstanding obligation of $87,500 for services.  Accordingly, the Company reclassified the liability to equity as donated capital.

During 2014, the Company issued 34,000 shares of its common stock for future services to a board member totaling $85,000 ($2.50 per share), unrelated to his services as a board member.  The fair value of the services  is amortized over the service period.  As of December 31, 2014, the unamortized portion of $56,667 is included in prepaid expenses in the accompanying balance sheet.

During 2014, the Company issued 26,000 shares of its common stock in settlement of $65,000 debt to a board of directors’ member ($2.50 per share).

During 2013, in connection with the amendments of the Series C 9% Convertible Preferred stock, the Company issued to Company’s president and a Director of the Company (Series C holders) an aggregate of 53,830 warrants to purchase the Company’s common stock at $2.61 per share for five years. See Note 9 below.

The Company has informal compensation and consulting agreements with employees and outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.  As of December 31, 2014 and 2013, total due under these agreements and related expenses were $11,250 and $-0-, respectively.

On January 31, 2014, as part of a private placement transaction of our common stock and warrants, a related party purchased an aggregate of 24,490 shares of common stock and a warrant to purchase 12,246 shares of common stock for an aggregate purchase price of $60,000.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 is summarized as follows:

	2014	2013
Computer equipment	$54,900	$50,937
Furniture and fixtures	7,803	7,803
Subtotal	62,703	58,740
Less accumulated depreciation	(49,683)	(33,874)
Property and equipment, net	$13,020	$24,866

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $15,809 and $17,059 at December 31, 2014 and 2013, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2014 and 2013 consist of the following:

	2014	2013
Accrued accounting and legal	$190,767	$300,893
Accrued reimbursements	26,792	17,797
Accrued consulting	16,334	214,481
Accrued research and development expenses	93,407	64,670
Accrued credit card obligations	13,278	20,425
Accrued payroll	62,068	35,896
Accrued liquidated damages	55,620	48,668
Accrued office and other	29,093	16,500
Accrued settlement related to arbitration	66,667	100,000
	$554,026	$819,330

NOTE 6 – NOTES PAYABLE, RELATED PARTY

On November 21, 2012, the Company issued an unsecured promissory note for $218,000 to the Company’s President for previously advanced funds with interest payable annually, in arrears, on each anniversary at  the short term “Applicable Federal Rate” within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended adjusted each anniversary date.  The promissory note matures November 21, 2021 and may be prepaid, without premium or penalty, at any time.

In connection with the issuance of the unsecured promissory note, the Company’s President agreed not to receive payments (by voluntary prepayment, acceleration, set-off or otherwise) associated with the unsecured promissory note absent the prior written consent of the purchasers holding at least 67% interest of the preferred stock outstanding, which purchasers must include Alpha Capital Anstalt so long as Alpha Capital Anstalt holds not less than $100,000 of preferred stock. On December 31, 2013, the Company converted the promissory note and accrued interest to 93,061 shares of the Company’s common stock and 46,531 warrants to purchase the Company’s common stock at $3.67 per share for five years.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

On December 6, 2012, the Company issued an unsecured promissory note for $30,000 to a company under the control of the Company’s President for previously advanced funds, interest free and due the earlier of (i) the next financing of not less than $300,000; (ii) February 28, 2013 or (iii) occurrence of an event of default, as defined.

During year ended December 31, 2013, the Company paid off the promissory note in full.

NOTE 7 – CONVERTIBLE BRIDGE NOTES

In 2012, the Company issued an aggregate of $600,000 unsecured Senior Convertible Promissory Notes ($225,000 related party) with interest due at maturity at 8% per annum and may be paid, at the Company’s discretion, in cash or the Company’s common stock.  The Notes, together with unpaid accrued interest, if any, is due upon written notice by the majority in interest of the holders on or after February 15, 2014 or (ii) upon the occurrence of an event of default, as defined.   The Notes may be prepaid in whole or in part prior to the maturity date at the Company’s discretion.

The Convertible Bridge Notes and any accrued and unpaid interest automatically converts at the earlier of (i) (A)  a completion of a transaction whereby the Company merges or consolidates with another company that has its common stock approved for quotation on any domestic national stock exchange and (B) the new entity thereafter issues and sells shares for no less than $3.0 million aggregate gross proceeds or (ii) a qualified IPO.  The Convertible Bridge Notes shall convert into the new securities issued at 95% of the purchase price of the Conversion Securities offered to investors.

In connection with the issuance of the Senior Convertible Promissory Notes, the Company issued the right to purchase at any time, on or after the Public Financing Closing Date,(as defined above) hereof until  the fifth anniversary of the Public Financing Closing date, the number of fully paid and nonassessable shares (the “Warrant Shares”) of the Company’s common stock equal to the quotient of (a) the Warrant Coverage Amount (as defined below), divided by (b) the applicable Conversion Price  of the Notes, at the per share exercise price (the “Exercise Price”), which shall initially be, as of the Public Financing Closing Date, equal to the Initial Exercise Price (as defined below), subject to further adjustments, as defined.

Initial Exercise Price” means one hundred twenty-five percent (125%) of the Conversion Price.

Warrant Coverage Amount” shall be the amount obtained by multiplying (x) the Warrant Coverage Percentage by (y) the principal amount outstanding (and not including any accrued and unpaid interest) of the Note, in connection with which this Warrant is concurrently issued.

“Warrant Coverage Percentage” shall be equal to fifty percent (50%) as defined in the Bridge Loan Agreement.

On February 6, 2013, the Convertible Bridge Notes and the above described contingent warrants previously issued as described above were converted into 600 shares of  Series C Convertible Preferred Stock and an aggregate of 287,082 warrants to purchase the Company’s common stock at an exercise price of $2.09 per share for 5 years.  On August 7, 2013, the Company issued an aggregate of 8,941 shares of its common stock in settlement of accrued interest of $18,677.

NOTE 8 – REDEEMABLE PREFERRED STOCK

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 9 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”).

The Series C convertible preferred stock is entitled to preference over holders of junior stock upon liquidation in the amount of $1,000 plus any accrued and unpaid dividends; entitled to dividends as a preference to holders of junior stock at a rate of 9% per annum of the Stated Value of $1,000 per share, payable quarterly beginning on September 30, 2013 and are cumulative.  The holders of Series C preferred stock have no voting rights, however without the affirmative vote of all the holders of then outstanding shares of the Series C preferred stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series C preferred stock or alter or amend the Certificate of Designation.

Each share of Series C preferred stock is convertible, at the holder’s option, inclusive of any accrued and unpaid dividends, at conversion price of $1.50 (as reset).

If, at any time while the Series C preferred stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues any common stock or common stock equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then conversion price (“Base Conversion Price”), then the conversion price shall be reduced to equal the Base Conversion Price.  Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  During the year ended December 31, 2014, the resets provisions as described above resulted in the conversion price reset to $1.50.

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

In connection with the sale of the Series C preferred stock, the Company issued an aggregate of 1,330,627 warrants to purchase the Company’s common stock at $2.61 per share expiring five years from the initial exercise date.  The warrant provides if, at any time while the warrant is outstanding, the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price (“base conversion price”), then the warrants outstanding will be subject anti-dilution provisions.

Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  In addition, the warrants provides for at any time after the six month anniversary of the initial exercise date, there is no effective registration statement registering, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may only be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of Warrant Shares equal to defined formula. During the year ended December 31, 2014, the resets provisions as described above resulted in an additional 984,674 warrants issued with an exercise price reset to $1.50 all Series C warrants..

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the Series C preferred stock when it was issued. The Company allocated the net proceeds between the intrinsic value of the conversion option ($1,303,671) and the warrants ($1,064,739) to additional paid-in capital.  The aggregate debt discount, comprised of the relative intrinsic value the conversion option ($1,303,671),  relative fair value of the warrants ($1,064,739), and the issuance costs ($412,590); total of $2,781,000, is amortized over one year as interest expense, the date a possible redemption feature, outside of the Company’s control, would be available to the Series C stockholders.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

During October 2014, the Company issued an aggregate of 59,267 shares of its commons stock in exchange for 70 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

The Company determined that the anti-dilutive provisions embedded in the Series C 9% Convertible Preferred Stock and related issued warrants did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required.  As of December 31, 2014, the Company’ s common stock was thinly traded and there was no active trading market.

Series C preferred stock outstanding totaled 2,711 and 2,781 as of December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company has accrued $445,069 and $206,740 dividends payable on the Series C preferred stock.

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

On June 23 2014, the Company became effective and met its required filing requirement.  The Company did not meet the effectiveness obligation by November 22, 2013.  As a result, the Company accrued $55,620 as interest expense for liquidating damages due under the registration rights agreement.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 10 – STOCKHOLDER EQUITY

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

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2014 and 2013,  the Company has designated and issued 200 and 184.4 shares of Series A preferred stock, respectively, designated and issued 600 and 177.5 shares of Series B preferred stock, respectively. See Note 8.

As of December 31, 2014 and 2013, the Company designated and issued 4,200 and 2,781 shares of Series C 9% convertible preferred stock, respectively. See Note 9.

On June 23, 2014, the Company issued an aggregate of 577,901 and 493,818 shares of its common stock in exchange of all the issued and outstanding Series A and Series B preferred stock.

During December 2014, the Company issued an aggregate of 59,267 shares of its commons stock in exchange for 70 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of December 31, 2014 and 2013, the Company has 11,179,266 and 8,412,101 shares issued and outstanding, respectively.

During the year ended December 31, 2013, the Company issued an aggregate of 21,412 shares of common stock for services rendered totaling $44,751 ($2.09 per share).

During the year ended December 31, 2013, the Company issued an aggregate of 122,449 shares of common stock for cash rendered totaling $247,174 ($2.45 per share).

During the year ended December 31, 2014, the Company issued 654,000 shares of its common stock (net of shares exchanged) under the terms of its 2012 Equity Plan for services rendered totaling $1,635,000 ($2.50 per share).

During the year ended December 31, 2014, the Company issued 26,000 shares of its common stock in settlement of $65,000 related party debt ($2.50 per share).

During the year ended December 31, 2014, the Company entered into a securities purchase agreement with investors pursuant to which the Company issued 956,179 shares of common stock and five-year warrants for aggregate net proceeds of $1,969,410.

Stock based payable

The Company is obligated to issue an aggregate of 417,500 shares of its common stock to consultants for past and future services.  The estimated liability as of December 31, 2014 of $226,305 ($2.50 per share) was determined based on services rendered in 2014.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 11 – OPTIONS AND WARRANTS

There is not a viable market for the Company’s common stock to determine its fair value, therefore management is required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, management considers recent sales of its common stock to independent qualified investors, placement agents’ assessments of the underlying common shares relating to our sale of preferred stock and validation by independent fair value experts. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “2012 Plan) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options to purchase up to 8,806,123,( as amended)  shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith.

Additionally, the vesting period of the grants under the Plan will be determined by the Committee, in its sole discretion, and expiration period not more than ten years. The Company reserved 1,250,000 shares of its common stock for future issuance under the terms of the Plan.

During the year ended December 31, 2014, the Company granted an aggregate of 3,478,498 options and 654,000 stock grants (net of shares exchanged) to officers, directors and key consultants.

A summary of the stock option activity and related information for the 2012 Plan for the year ended December 31, 2014 and 2013 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2013	1,298,927	$2.04	6.85	-
Grants	1,692,050	2.09	7.00	-
Exercised
Canceled
Outstanding at December 31, 2013	2,990,977	$2.05	6.02	$-
Grants	3,478,498	$2.39	8.10	$-
Exercised	-
Canceled	(479,285)	(2.00)
Outstanding at December 31,2014	5,990,190	$2.25	6.65	$3,267,692

Vested and expected to vest at December 31, 2014	5,990,190	$2.25	6.65	$3,267,692
Exercisable at December 31, 2014	3,799,559	$2.24	5.91	$2,111,368

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $2.80 as of December 31, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the years ended December 31, 2014 and 2014 was estimated using the Black-Scholes pricing model.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the years ended December 31, 2014 and 2013.

During the year ended December 31, 2013, the Company granted an aggregate of 1,692,050 options to purchase the Company stock in connection with the services rendered at the exercise price of $2.09 per share for a term of seven to ten years with 1,095,000 vesting immediately, 145,833 vesting over three months, 30,000 vesting over nine months, 283,300 options vesting at ratably over one year and 137,917 vesting over two years.

The fair value of the granted options for year ended December 31, 2013 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	110.70% to 115.03%
Risk free rate:	1.07% to 3.04%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$2.09

The following assumptions were used in determining the fair value of options during the year ended December 31, 2014:

Dividend yield:	-0-%
Volatility	119.43% to 129.88%
Risk free rate:	0.48% to 2.53%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$2.21 to $2.50

In July 2014, the Company awarded 1,265,769 of stock options to Company’s Chief Executive Officer.  The stock options have exercise price of $2.21 per share, with 45,206 options vesting immediately and 497,267 options vesting quarterly over a two year period with the remainder contingent on performance, and have an approximate fair value of $2,383,443 using the Black Scholes model.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

In October 2014, the Company awarded an aggregate of 853,444 stock options to certain employees and a key consultant.  The stock options have an exercise price of $2.50 per share with 841,777 vested immediately and a remainder of 11,667 based on future performance conditions, and have an approximate fair value of $1,339,151.

In October 2014, one of the Company’s board of directors exchanged 125,000 common shares issued in September 2014 for services and debt repayment for 163,444 stock options.  The stock options have an exercise price of $2.50, vesting immediately.  The approximate fair value of the exchange was determined to be the same.

The following table presents information related to stock options at December 31, 2014:

Options Outstanding		Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	819,642	4.7	526,642
2.01-2.50	5,170,548	7.0	3,272,917
	5,990,190	6.7	3,799,559

The fair value of all options vesting during the year ended December 31, 2014 and 2013 of $4,193,425 and $3,247,187, respectively, was charged to current period operations.  Unrecognized compensation expense of $3,778,589 and $862,066 at December 31, 2014 and 2013, respectively, will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	3,721,518	February 2018 to September 2018
$1.84	35,076	January 2020
$2.02	30,755	January 2020
$2.50	204,840	July 2015
$2.75	228,720	August 2019 to September 2019
$3.67	218,275	December 2018 to January 2019
$3.75	291,486	April 2019 to March 2020
	5,113,990

On January 13, 2013, the Company issued  an aggregate of 65,831 warrants to purchase the Company stock in connection with the placement services at the exercise prices of $1.84 (35,076 warrants) and $2.02 (30,775 warrants) per share for a term of five years exercisable immediately.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

The fair value of the issued warrants were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	123.30%
Risk free rate:	0.72%
Expected life:	5 years
Estimated fair value of the Company’s common stock	$2.09

The fair value of $115,854 was charged to operations ratably as financing costs through December 31, 2014.

During the year ended December 31, 2013, the Company issued an aggregate of 1,516,386 warrants to purchase the Company stock in connection with the sale of the Series C 9% Convertible Preferred Stock at the exercise price of $2.61 per share for a term of five years exercisable immediately.

During the months of July and September, 2013, the Company issued an aggregate of 622,414 warrants to purchase the Company’s stock to holders of Series C preferred stock as an inducement to amend and waive certain defined provisions of the Series C preferred stock.

The fair value of the issued warrants were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	125.33%
Risk free rate:	1.40%
Expected life:	5 years
Estimated fair value of the Company’s common stock	$2.09

During the year ended December 31, 2013, the fair value of $1,074,833 was charged to current period operations

On December 31, 2013, the Company issued an aggregate of 129,307 warrants to purchase the Company’s common stock at $3.67 per share for five years in connection with the sale of the Company’s common stock.

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

In December 2014, the Company issued an aggregate of 358,470 warrants to purchase the Company’s common stock in connection with the sale of the Company’s common stock. Of the aggregate issued, 204,840 warrants are exercisable at $2.50 expiring six months from the date of issuance and 153,630 warrants exercisable at $3.75 per share expiring March 31, 2020.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

A summary of the warrant activity for the years ended December 31, 2014 and 2013 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2013	-	$-	-	-
Grants	2,717,258	2.28	7.00	-
Exercised
Canceled
Outstanding at December 31, 2013	2,717,258	$2.28	6.02	$-
Grants	2,396,732	$4.64	2.05	$-
Exercised	-
Canceled	-	-
Outstanding at December 31,2014	5,113,990	$1.71	3.6	$6,041,436

Vested and expected to vest at December 31, 2014	5,113,990	$1.71	3.6	$6,041,436
Exercisable at December 31, 2014	5,113,990	$1.71	3.6	$6,041,436

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $2.80 as of December 31, 2014, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the provisions of ASC 825-10.  For financial assets and liabilities included within the scope of ASC 825-10, the Company was required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

 The Company determined that the anti-dilutive provisions embedded in the Series C 9% Convertible Preferred Stock and related issued warrants did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required.  As of December 31, 2014, the Company’ s common stock was thinly traded and there was no active trading market.

The Company determined that there were no items required to be measured at fair value on a recurring basis in the consolidated financial statements as of December 31, 2014 and 2013.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

During the year ended December 31, 2014, the Company settled the above claim for $100,000 with payments over six months.  As of December 31, 2014, $66,667 was outstanding.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2014.

NOTE 14 – INCOME TAXES

At December 31, 2014, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $6,800,000, expiring in the year 2034, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2014, the Company has increased the valuation allowance from $1,400,000 to $2,300,000.

We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.  Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in California. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2010.

The effective rate differs from the statutory rate of 34% for due to the following:

	2014	2013
Statutory rate on pre-tax book loss	(34.00)%	(34.00)%
Stock based compensation	23.0%	11.70%
Financing costs	2.4%	2.40%
Valuation allowance	8.6%	19.90%
	0.00%	0.00%

The Company’s deferred taxes as of December 31, 2014 and 2013 consist of the following:

	2014	2013
Non-Current deferred tax asset:
Net operating loss carry-forwards	$2,300,000	$1,400,000
Valuation allowance	(2,300,000)	(1,400,000)
Net non-current deferred tax asset	$-	$-

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 15 – SUBSEQUENT EVENTS

Common stock:

On January 13, 2015, the Company issued 42,334 shares of its Common stock upon conversion of 50 shares of Series C Preferred stock and accrued dividends.

In January, 2015, the Company issued an aggregate of 302,500 shares of its common stock to consultants for services . See Note 10.

January 2015 Private Placement

On January 23, 2015, the Company entered into a securities purchase agreement with investors, pursuant to which we issued 365,200 shares of the Company’s our common stock, and "A" warrants expiring July 31, 2015 to purchase 365,200 shares of our common stock for aggregate cash proceeds of $913,000, and "B" warrants expiring March 21, 2020 to purchase 182,600 shares of our common stock for aggregate net cash proceeds of $917,480.  In connection with the private placement, the Company issued 91,300 warrants to purchase our stock in connection with the placement services at the exercise price of $3.75 per share expiring March 21, 2020 for investment banking services.

February 2015 Private Placement

On February 10, 2015, the Company entered into a securities purchase agreement with investors, pursuant to which we issued 337,000 shares of the Company’s common stock, and "A" warrants expiring July 31, 2015 to purchase 337,000 shares of our common stock for aggregate cash proceeds of $842,500, and "B" warrants expiring March 21, 2020 to purchase 168,500 shares of our common stock for aggregate net cash proceeds of $731,400.  In connection with the private placement, the Company issued 84,250 warrants to purchase our stock in connection with the placement services at the exercise price of $3.75 per share expiring March 21, 2020 for investment banking services.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 (e) and 15d-15(e) of the Exchange Act as of December 31, 2014, and of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report by Liggett, Vogt & Webb, P.A., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Kenneth L. Londoner	47	Executive Chairman and Director
Gregory D. Cash	57	President and Chief Executive Officer, Director
Steve Chaussy	60	Chief Financial Officer
Asher Holzer, Ph.D.	65	Chief Scientific Advisor and Director
Roy T. Tanaka	66	Director
Jonathan Steinhouse	47	Director
Patrick J. Gallagher	50	Director
Seth H. Z. Fischer	58	Director
Jeffrey F. O’Donnell, Sr.	55	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Kenneth L. Londoner.  Mr. Londoner has served as our director since February 2009 and as our executive chairman since November 2013.  He previously served as our chairman and chief executive officer from February 2009 to September 2013.  Mr. Londoner has served as the managing partner of Endicott Management Partners, LLC, a firm dedicated to assisting emerging growth companies in their corporate development, since February 2010.From April 2007 to October 2009, he served as executive vice president – corporate business development and senior director of business development and, from November 2009 to December 2010, he served as a consultant to NewCardio, Inc., a medical device designer and developer. Mr. Londoner has also served as a director of chatAND Inc. since January 2012.  Mr. Londoner is a co-founder and board member of Safe Ports Holdings, Charleston, South Carolina.  Mr. Londoner also served as a director of MedClean Technologies, Inc. from November 2008 to September 2010.  Mr. Londoner was an investment officer and co-manager of the Seligman Growth Fund, Seligman Capital Fund, and approximately $2 billion of pension assets at J & W Seligman & Co, Inc. in New York from 1991 to 1997.  Mr. Londoner graduated from Lafayette College in 1989 with a degree in economics and finance and received his MBA from New York University’s Leonard N. Stern School of Business in 1994.We believe that Mr. Londoner’s extensive experience in financial and venture capital matters, as well as his intimate knowledge of our company as its co-founder make him an asset to our board of directors.

Gregory D. Cash. Mr. Cash served as the president, chief executive officer and founder of Argent International LLC, a life sciences consulting firm, from July 2011 until July 2014. Mr. Cash is currently a member of the board of directors for Acuity Medical International, Inc. From September 2012 until February 2013, he was also president and chief executive officer of NeuroTherm, Inc., a multinational company in the interventional pain field. Until June] 2011, Mr. Cash served as president, chief executive officer and director of HeartSine Technologies, Inc., a start-up company in the automated external defibrillator market. Prior to joining HeartSine Technologies in December 2006, he was President, Vascular Therapy and New Business for Sorin Group based in Milan, Italy and also Senior Vice President, Strategic Alliances based in Denver, Colorado. From 2002 to 2004, Mr. Cash was the president, chief executive officer and a director of Vasomedical, Inc., a NASDAQ traded public company. Prior to 2002, he was corporate vice president at Datascope Corporation and president of its wholly owned subsidiary, InterVascular, Inc., president and chief operating officer of Eminent Technology Partners, Inc. and chief executive officer of its subsidiary, Eminent Research Systems, vice president and general manager of vascular therapies for the U.S. Surgical Corporation and spent five years at Boston Scientific Corporation in numerous roles, including vice president of cardiology sales and marketing in Europe. Mr. Cash began his career at Medtronic, Inc., where he served fourteen years in increasingly senior sales and marketing positions. He currently serves on a number of advisory boards, including the Concordia Language Villages National Board, the University of Minnesota Office for Technology Commercialization as well as the French American Chamber of Commerce of Minneapolis/St. Paul. Mr. Cash holds a B.A. in International Marketing and Business Administration from the College of St. Thomas in St. Paul, Minnesota.

Steve Chaussy.  Mr. Chaussy has served as our chief financial officer on a part time basis since May 2011.  Since 2005, Mr. Chaussy has been the sole proprietor of Anna & Co., Inc., a consulting company that offers services to small publicly traded companies.  Anna & Co., Inc. provides general financial and accounting services, with a special emphasis towards SEC reporting and compliance, to companies that lack sufficient resources to hire full-time employees to provide such services. From 2001 to 2005, Mr. Chaussy provided services as both a chief financial officer and as a consultant to small publicly traded companies.  Prior to 2001, Mr. Chaussy served as chief financial officer for a large private distribution and wholesaling company, where he gained international experience.  Mr. Chaussy is a graduate of Virginia Polytechnic Institute and State University and is a licensed certified public accountant in Virginia, California and Florida.

Asher Holzer, Ph.D.  Dr. Holzer has served as our chief scientific officer and our director since September 2012.  Dr. Holzer serves as a director of InspireMD, Inc., an Israeli-based developer of a new stent platform, and served as that company’s president from March 2011 until June 2012 and chairman from March 2011 until November 2011. In addition, Dr. Holzer co-founded InspireMD Ltd., the predecessor and later wholly-owned subsidiary of InspireMD, Inc., and served as its president and chairman of the board from April 2007 until June 2012. Previously, Dr. Holzer founded Adar Medical Ltd., an investment firm specializing in medical device startups, and served as its chief executive officer from 2002 through 2004. Dr. Holzer currently serves on the board of directors of Adar Medical Ltd., O.S.H.-IL The Israeli Society of Occupational Safety and Health Ltd., Theracoat Ltd., 2to3D Ltd., and S.P. Market Windows Cyprus. Dr. Holzer earned his Ph.D. in Applied Physics from the Hebrew University. Dr. Holzer is also an inventor and holder of numerous patents. Dr. Holzer brings to the board his more than 25 years of experience in advanced medical devices, as well as expertise covering a wide range of activities, including product development, clinical studies, regulatory affairs, market introduction and the financial aspects of the advance medical device business.

Roy T. Tanaka.  Mr. Tanaka has served as our director since July 2012. From 2004 until his retirement in September 2008, Mr. Tanaka served as the worldwide president of Biosense Webster, Inc., a Johnson & Johnson company, a market and technology leader in the field of electrophysiology. He joined Biosense Webster, Inc. as its U.S. president in 1997. Previously he held a variety of senior management positions at Sorin Biomedical, Inc., including president and chief executive officer, and leadership roles at CooperVision Surgical and Shiley, a division of Pfizer, Inc. He currently serves on the boards of directors of  Coherex Medical, Inc., Advanced Cardiac Therapeutics Inc., a company using electrophysiology to develop technology to measure the temperature in a lesion during cardiac ablation procedures, and VytronUS Inc.  In addition, Mr. Tanaka served as a director of Volcano Corporation until May 2014 and Tomo Therapy until its acquisition in June 2011.  Mr. Tanaka brings broad experience in executive leadership in the medical device field. His operational expertise and knowledge of the regulatory environment, both in the U.S. and globally, also bring a valuable perspective.

Jonathan Steinhouse.  Mr. Steinhouse has served as our director since February 2011. Since 2012, Mr. Steinhouse has served as vice president of sales for Sandlot Solutions in Philadelphia, PA, a health information exchange and analytics software company. From 2008 to 2011, he served as director of healthcare for Oracle Corporation in Philadelphia, PA, where he was responsible for overall sales (acquiring new, maintaining revenue and growing existing accounts) for direct and the channel sales to hospitals.  From 2005 to 2008, he was regional manager of Concerro Incorporated, where he was responsible for new “software as a service” to increase utilization of internal employee resources.  Mr. Steinhouse brings to the board the experience of a senior sales executive with over 23 years of experience in healthcare industry.

Patrick J. Gallagher. Mr. Gallagher, MBA, CFA, is an accomplished capital markets executive, advisor, and investor with a distinguished record of success in both the public and private markets. He has nearly 20 years of experience on Wall Street and extensive expertise in alternative investments, capital markets, and marketing. Mr. Gallagher serves as a strategic consultant for Kinex Pharmaceuticals, LLC, a biotechnology firm focused on next-generation therapies in oncology and immunology and was the vice president of business development and investor relations from September 2012 to October 2013. In November 2010, he was appointed by broker Concept Capital, a division of Sanders Morris Harris, as a Managing Director and the head of institutional sales. In 2001, Mr. Gallagher co-founded BDR Research Group, LLC, an independent sell-side research firm specializing in healthcare investing, financing and operations, and served as its chief executive officer until November 2010. Prior to 2001, he held various sales positions at investment and research firms Kidder Peabody, PaineWebber and New Vernon Associates. Mr. Gallagher is a CFA charter holder, received his MBA from Pennsylvania State University and holds a B.S. degree in finance from the University of Vermont.

Seth H. Z. Fischer.  Mr. Fischer has served as our director since May 2013. Since September 2013, Mr. Fischer has served as the chief executive officer and director of Vivus, Inc., a biopharmaceutical company focusing on the treatment of obesity, sleep apnea, diabetes and sexual health. Prior to that, Mr. Fischer served in positions of increasing responsibility with Johnson & Johnson until 2012. Most recently Mr. Fischer served as Company Group Chairman Johnson & Johnson, Worldwide Franchise Chairman Cordis Corporation from 2008 to 2012, which included responsibility for Cordis and Biosense Webster Inc., a market and technology leader in the field of electrophysiology. Previously, he served as Company Group Chairman North America Pharmaceuticals from 2004 to 2007. In this position he had responsibilities for Ortho-McNeil Pharmaceuticals, Janssen and Scios.  Mr. Fischer was a former member of the board of directors of Trius Therapeutics, Inc. which was acquired by Cubist Pharmaceuticals, now a wholly owned subsidiary of Merck & Co., Inc. We believe that Mr. Fischer’s extensive executive experience in a major health care company and his specific experience in launching and growing new pharmaceutical products make him an ideal candidate for our board.

Jeffrey F. O’Donnell, Sr.  Mr. O’Donnell was appointed as a director and chairman of the compensation committee in February 2015; he had previously served as a director of the Company from October 2011 until February 2014. Mr. O’Donnell has extensive experience in the Healthcare industry, merging a solid, traditional corporate background with emerging growth experience. In July, 2014, Mr. O’Donnell was named CEO of Trice Medical, Inc., a company he was Chairman of the Board since its founding in December, 2011. Trice is a medical device start-up developing and commercializing a camera enabled needle for orthopedic diagnostic procedures. In 2008, Mr. O'Donnell started Embrella Cardiovascular, a medical device startup company which was sold in 2011 to Edwards Lifesciences (EW). Prior to Embrella Cardiovascular, Mr. O'Donnell served as President and CEO of PhotoMedex (PHMD) from 1999 to 2009. He was the President and CEO of Radiance Medical Systems (originally Cardiovascular Dynamics) from 1997 to 1999 after serving as its Vice President of Sales and Marketing from 1995 to 1997. From 1994 to 1995 Mr. O'Donnell held the position of President and CEO of Kensey Nash Corporation (KNSY). Additionally, he has held several senior sales and marketing management positions at Boston Scientific Corporation, Guidant Corporation and Johnson & Johnson's Orthopedic Division. In 2005, Mr. O'Donnell was named Life Sciences CEO of the year by Price Waterhouse Coopers. In 2011, Mr. O'Donnell was named the Greater Philadelphia Emerging Entrepreneur Of The Year by Ernst & Young. Mr. O'Donnell is a previous director for Cardiac Science (7 yrs) and Endologix (12 yrs). Mr. O’Donnell is also Chairman of the Board of Mela Sciences (MELA).

Family Relationships

There are no family relationships among any of our officers or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. Accordingly, our directors, officers and persons who own more than ten percent of our common stock are not required to file with the Securities and Exchange Commission initial reports of ownership or reports of changes in ownership of our common stock.

Independent Directors

Our board of directors has determined that each of  Roy T. Tanaka, Jonathan Steinhouse, Patrick J. Gallagher, Seth H. Z. Fischer, and Jeffrey F. O’Donnell, Sr. is independent within the meaning of applicable listing rules of the Section 803A(2) of the NYSE MKT Rules and the rules and regulations promulgated by the Securities and Exchange Commission.

Committees of the Board of Directors

We expect our board of directors, in the future, to appoint an audit committee, nominating committee and compensation committee and to adopt charters relative to each such committee.  We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek a listing on a national securities exchange.  In addition, we intend that at least one of our directors who serves on our audit committee will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the Securities and Exchange Commission. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our principal executive officer and principal accounting officer, but have not done so to date due to our relatively small size. We intend to adopt a written code of ethics in the near future.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to (i) Gregory Cash, our chief executive officer and (ii) Kenneth Londoner, our executive chairman and member of our board and (iii) Steven Chaussy, our chief financial officer  for fiscal years 2014 and 2013.

Name and principal position	Year	Salary ($)	Stock Awards ($) (1)		Total ($)

Kenneth L. Londoner, Executive Chairman and Director	2014	206,913	1,000,000	(1)	1,206,913
	2013	211,500	458,400	(2)	669,900
Gregory D. Cash, President, Chief Executive Officer and Director	2014	103,126	2,383,443	(3)	2,486,569
	2013	-	-		-
Steven Chaussy, Chief Financial Officer	2014	49,500	500,000	(4)	549,500
	2013	40,250	58,149	(5)	98,399

(1)	Represents a common stock award of 400,000 shares granted on September 1, 2014.
(2)
Represents a stock option granted January 16, 2013 for the purchase of 250,000 shares of common stock, exercisable immediately, at an exercise price of $2.09 per share and termination date of January 16, 2020

(3)
Represents a stock option granted July 15, 2014 for the purchase of 1,265,769 shares of common stock, 135,618 exercisable immediately, 406,855 exercisable over two years vesting on a quarterly basis and remainder contingent on performance at $2.21 per share and termination date of July 15, 2024.

(4)	Represents a common stock award of 200,000 shares granted on September 1, 2014.
(5)
Represents a stock option granted January 16, 2013 for the purchase of 30,000 shares of common stock, exercisable immediately, at an exercise price of $2.09 per share and termination date of January 16, 2020.

(9)
Dr. Drakulic was terminated as our chief technology officer in October 2013, at which time he resigned as a member of our board of directors.  Dr. Drakulic returned to us in November 2013 as a consultant.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,360,190	$2.25	1,445,933
Equity compensation plans not approved by security holders	-	-	-
Total	7,360,190	2.25	1,445,933

Agreements with Executive Officers  and Change-In-Control Arrangements

Kenneth L. Londoner

We entered into an employment agreement with Kenneth Londoner on March 1, 2013.  The employment agreement terminates on March 1, 2015, after which Mr. Londoner’s employment will be on at-will basis.  Mr. Londoner’s annual base salary is $225,000, which will be paid entirely as salary.  Mr. Londoner will also be eligible for annual discretionary bonuses and equity-based incentives, as our board may determine.  Mr. Londoner is subject to non-competition and non-solicitation obligations, whereby, for a period lasting until one year after the termination of his employment with us, Mr. Londoner is not permitted to, directly or indirectly, (i) in any state in the U.S. or country that we conduct business and for which Mr. Londoner had responsibility, work for, invest in, provide financing to or establish a business that competes with our business, other than an exception that permits limited investment in publicly-traded competitors, (ii) solicit business from or do business with any customer, client, manufacturer or vendor with whom we did business or who we solicited within the preceding two years, and (iii) solicit, engage or hire any person employed by or who served as a consultant to us within the preceding twelve months. In September 2013, Mr. Londoner resigned as our chief executive officer, but remained with us in an executive role.  In November 2013, Mr. Londoner became our executive chairman.  During this time, Mr. Londoner was and will continue to be, compensated pursuant to his employment agreement for his contributions with respect to corporate finance, investor relations, and business development.

Prior to entering into his employment agreement, Mr. Londoner was an at-will employee.

Gregory D. Cash

On July 15, 2014, we entered into an employment agreement with Gregory Cash., The employment agreement has an initial term of three years that expires on July 15, 2017. Under the employment agreement, Mr. Cash is entitled to an annual base salary of $275,000. Upon the Company closing an equity or equity-linked financing with proceeds to the Company of at least $3.5 million (a “Qualified Financing”), Mr. Cash’s annual base salary will automatically increase to $325,000 and he will receive (i) a one-time payment equal to the difference between the amount he would have earned if his base salary was $325,000 and the amount he actually earned at his base salary of $275,000 for the time period from the Effective Date until the closing of such Qualified Financing and (ii) a one-time cash bonus of $30,000. If the Company does not complete a Qualified Financing within six months after the Effective Date, Mr. Cash’s annual base salary will nonetheless increase to $325,000 and he will receive the same one-time payment unless the Company reasonably determines that the failure to complete such Qualified Financing was within the reasonable control of Mr. Cash. Mr. Cash is also eligible to receive an annual bonus equal to at least 50% of the sum of his base salary and one-time payment, based on the achievement of reasonable performance criteria to be determined by the Board in consultation with Mr. Cash within 90 days of the Effective Date.

In accordance with Mr. Cash’s employment agreement, on July 15, 2014, the Company granted Mr. Cash an incentive stock option to purchase 1,265,769 shares of the Company’s common stock, made pursuant to an Incentive Stock Option Agreement. The option has an exercise price of $2.21, which was the fair market value of the Company’s common stock on the date of grant, and a term that expires ten years from the date of grant. The option will vest as follows (i) 542,473 shares of common stock will vest in eleven equal installments of 45,206 shares of common stock and one final installment of 45,207 shares of common stock on a quarterly basis with the first installment vesting on the Effective Date and subsequent installments vesting every three months thereafter; (ii) 180,824 shares of common stock will vest immediately upon completion of a Qualified Financing; (iii) 180,824 shares of common stock will vest upon the listing of the Company’s common stock on a recognized U.S. national securities exchange (i.e., NYSE, MKT LLC, The Nasdaq Stock Market LLC or the New York Stock Exchange); (iv) 180,824 shares of common stock will vest upon the 510(k) clearance or any other type of clearance deemed necessary by the U.S. Food and Drug Administration of the Company’s PURE (Precise Uninterrupted Real-time evaluations of Electrograms) EP technology platform; and (v) 180,824 shares of common stock will vest upon the Company achieving a market capitalization of $150,000,000 and maintaining such market capitalization for at least 90 consecutive calendar days.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2014.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Gregory D. Cash	90,412	1,175,357	$2.21	7/15/2024

Kenneth Londoner	250,000	-	$2.09	1/16/2020

Steven Chaussy	30,000	-	$2.09	1/16/2020
	30,000	-	$2.00	6/11/2023

BioSig Technologies, Inc. 2011 Long-Term Incentive Plan

On October 19, 2011, our board of directors and stockholders adopted and approved the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan.  Under the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan, we reserved 1,500,000 shares of our common stock as awards to our employees, consultants, and service providers.

The purpose of the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan was to provide an incentive to attract and retain employees, officers, consultants, directors, and service providers whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success.  The BioSig Technologies, Inc. 2011 Long-Term Incentive Plan was administered by our board of directors. On October 19, 2012, our board of directors elected to terminate the BioSig Technologies, Inc. 2011 Long Term Incentive Plan.  We did not grant options to purchase common stock under the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan to any of our named executive officers:

BioSig Technologies, Inc. 2012 Equity Incentive Plan

On October 19, 2012, our board of directors adopted the BioSig Technologies, Inc. 2012 Equity Incentive Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. In addition, 1,500,000 shares under the BioSig Technologies, Inc. 2011 Long Term Incentive Plan that were not subject to outstanding stock options or similar awards were rolled into the BioSig Technologies, Inc. 2012 Equity Incentive Plan. An aggregate of 8,806,123 shares of common stock are reserved for issuance under the BioSig Technologies, Inc. 2012 Equity Incentive Plan.  As of February 12, 2015, the number of options and restricted stock awards granted the under the BioSig Technologies, Inc. 2012 Equity Incentive Plan are 7,360,190.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2014 for services to our company.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)		Total ($)
Asher Holzer, Ph.D.		$-	$145,063	(1)	$145,063
Roy T. Tanaka		$-	$241,772	(2)	$241,772
Jonathan Steinhouse		$-	$338,481	(3)	$338,481
Seth H. Z. Fischer	$		$904,069	(4)	$904,069
Patrick J. Gallagher		$-	$307,269	(5)	$307,269
Total:		$-	$1,936,654		$1,936,654

(1)
 Represents a stock option granted September 1, 2014 for the purchase of 75,000 shares of common stock, exercisable immediately, at an exercise price of $2.50 per share and termination date of September 1, 2021.

(2)
Represents a stock option granted September 1, 2014 for the purchase of 125,000 shares of common stock, exercisable immediately, at an exercise price of $2.50 per share and termination date of September 1, 2021.

(3)
Represents a stock option granted September 1, 2014 for the purchase of 175,000 shares of common stock, exercisable immediately, at an exercise price of $2.50 per share and termination date of September 1, 2021.

(4)
Represents a stock option granted on September 1, 2014 for the purchase of 150,000 shares of common stock of which 50% vested on the date of the grant and 50% vest on the first anniversary, at an exercise price of $2.50 per share and termination date of September 1, 2021; and a stock option granted on October 14, 2014 for 163,444 shares of common stock, exercisable immediately, at an exercise price of $2.50 per share and termination date of October 14, 2021.

(5)
Represents a stock option granted September 1, 2014 for the purchase of 150,000 shares of common stock, vesting over two years with 50% vesting on the first anniversary and remaining 50% vest monthly over a year period, at an exercise price of $2.50 per share and termination date of September 1, 2021.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,360,190	$2.25	1,445,933
Equity compensation plans not approved by security holders	-	-	-
Total	7,360,190	2.25	1,445,933

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 20, 2015:

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our named executive officers and directors; and
• by all of our named executive officers and directors as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.  With respect to the Series C Preferred Stock and warrants held by the beneficial owners listed below, there exist contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause such beneficial owner, together with its affiliates or members of a “group,” to beneficially own a number of shares of common stock which would exceed from 4.99% to 9.99% of our then outstanding shares of common stock following such conversion or exercise.

The shares and percentage ownership of our outstanding shares indicated in the table below do not give effect to these limitations.  Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc., 12424 Wilshire Boulevard, Suite 745, Los Angeles, California 90025.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Common Stock Owned (1)(2)

5% Owners
Miko Consulting Group, Inc. (3)	3,392,474		27.75%

Alpha Capital Anstalt (4)	1,808,396	(5)	13.41%

Officers and Directors
Kenneth L. Londoner	4,544,314	(6)	35.21%

Asher Holzer, Ph.D.	297,000	(7)	2.38%

Gregory D. Cash	135,618	(8)	1.10%

Roy T. Tanaka	544,375	(9)	4.26%

Jonathan Steinhouse	436,133	(10)	3.50%

Seth H. Z. Fischer	425,944	(11)	3.37%

Patrick J. Gallagher	-		* %

Jeffrey F. O’Donnell, Sr.	183,300	(12)	1.48%

Steve Chaussy	293,362	(13)	2.92%

All directors and executive officers as a group (9 persons)	6,676,746		54.22%

* Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 12, 2015, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 12,226,300 shares of common stock outstanding as of February 12, 2015.

(3)	Lora Mikolaitis has sole voting and dispositive power over the securities held for the account of this stockholder.

(4)
The address for Alpha Capital Anstalt is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.  Konrad Ackermann has sole voting and dispositive power over the securities held for the account of this stockholder.

(5)
Comprised of (i) 550,001 shares of common stock, (ii) shares of Series C Preferred Stock that are convertible into 416,667 shares of common stock, and (iii) warrants to purchase 841,728 shares of common stock. With respect to the Series C Preferred Stock and warrants, there exist contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause Alpha Capital Anstalt, together with its affiliates or members of a “group,” to beneficially own a number of shares of common stock which would exceed from 4.99% to 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table do not give effect to these limitations.

(6)
Comprised of (i) 529,711 shares of common stock directly held by Mr. Londoner, (ii) 3,334,974 shares of common stock are held by Endicott Management Partners, LLC, an entity for which Mr. Londoner is deemed the beneficial owner, (iii) shares of Series C Preferred Stock that are convertible into 133,334 shares of common stock, (iv) warrants to purchase 296,295 shares of common stock, and (v) options to purchase 250,000 shares of common stock that are currently exercisable.

(7)	Consists of (i) 60,000 shares of common stock, (ii) options to purchase 237,000 shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2015.

(8)	Comprised of options to purchase 135,618 shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2015.

(9)	Comprised of options to purchase 544,375 shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2015.

(10)	Comprised of (i) 215,665 shares of common stock, (ii) options to purchase 175,000 shares of common stock that are currently exercisable., and (iii) warrants to purchase 45,468 shares of common stock.

(11)	Consists of options to purchase 425,944 shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2015.

(12)	Consists of (i) 87,500 shares of common stock, (ii) options to purchase 95,800 shares of common stock that are currently exercisable.

(13)	Consists of (i) 233,362 shares of common stock, (ii) options to purchase 60,000 shares of common stock that are currently exercisable.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We entered into an employment agreement with Budimir S. Drakulic, Ph.D. on March 1, 2013.  The employment agreement terminated in October 2013, when Dr. Drakulic’s employment with us was terminated.  Pursuant to the employment agreement, Dr. Drakulic’s annual base salary was $225,000, which was paid partially as salary and partially as consulting fees.  Dr. Drakulic was also eligible for annual discretionary bonuses and equity-based incentives, as our board may have determined.  Dr. Drakulic is subject to non-competition and non-solicitation obligations, whereby, for a period lasting until one year after the termination of such executive officer’s employment with us, such executive officer is not permitted to, directly or indirectly, (i) in any state in the U.S. or country that we conduct business and for which such executive officer had responsibility, work for, invest in, provide financing to or establish a business that competes with our business, other than an exception that permits limited investment in publicly-traded competitors, (ii) solicit business from or do business with any customer, client, manufacturer or vendor with whom we did business or who we solicited within the preceding two years, and (iii) solicit, engage or hire any person employed by or who served as a consultant to us within the preceding twelve months. In November 2013, Dr. Drakulic returned to us as a consultant without an employment agreement.

On December 10, 2010, we entered into a two year consulting agreement with Jonathan Steinhouse, a member of our board of directors, for certain consulting services in exchange for 43,750 shares of common stock valued at $35,000.

On May 15, 2011, we issued to each of an entity wholly-owned by Mr. Londoner and Miko Consulting Group, Inc., an entity jointly controlled by Dr. Drakulic and Ms. Mikolaitis, 1,700,000 shares of common stock issued at par value for services rendered as our founders in 2009.

On August 1, 2012, we entered into a consulting agreement with Asher Holzer, Ph.D., a member of our board of directors.  Pursuant to the consulting agreement, Dr. Holzer was to serve as our chief scientific officer and assist in the development of our technology and our PURE EP System, in exchange for monthly payments of $10,000.  We have paid Dr. Holzer an initial payment of $7,500 pursuant to the consulting agreement.  In the first quarter of 2014, we agreed to an oral amendment to our consulting agreement with Dr. Holzer, which resulted in Dr. Holzer agreeing to receive (i) a payment of $65,000, which will be paid by us upon our closing of a capital raising transaction that results in proceeds to us of at least $5 million, and (ii) a future option grant to purchase 125,000 shares of our common stock, in exchange for acknowledging that no other payments are due by us to Dr. Holzer pursuant to the consulting agreement.

On November 21, 2012, we issued an unsecured promissory note for $218,000 to Kenneth L. Londoner, our then chairman and chief executive officer, for previously advanced funds with interest payable annually, in arrears, on each anniversary at the short term “Applicable Federal Rate” within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended, which was 0.22% in November 2012, and which will be adjusted each anniversary date.  The promissory note matures November 21, 2021 and may be prepaid, without premium or penalty, at any time.  In connection with the private placement of our Series C Preferred Stock and warrants, on February 6, 2013, Mr. Londoner agreed not to receive payments (by voluntary prepayment, acceleration, set-off or otherwise) associated with the unsecured promissory note absent the prior written consent of the purchasers holding at least 67% interest of our Series C Preferred Stock outstanding, which purchasers must include Alpha Capital Anstalt so long as Alpha Capital Anstalt holds not less than $100,000 of our Series C Preferred Stock.  As of June 30, 2013, aggregate interest of $277.19 has accrued on this unsecured promissory note.  The unsecured promissory note was converted into our equity securities, pursuant to a private placement transaction on December 31, 2013, as described below.

On December 6, 2012, we issued an unsecured promissory note for $30,000 to a company under the control of Mr. Londoner for previously advanced funds, interest free and due the earlier of (i) the next financing of not less than $300,000; (ii) February 28, 2013 or (iii) occurrence of an event of default, as defined.  The promissory note has been paid in full.

In the fourth quarter of 2012, we sold $600,000 principal amount of certain bridge notes and related warrants in a private placement to selected accredited investors.  These bridge notes and related warrants were converted into shares of our Series C Preferred Stock and warrants on February 6, 2013.  Kenneth L. Londoner, our then chairman and chief executive officer, purchased $200,000 principal amount of notes, which were converted into 200 shares of Series C Preferred Stock and a warrant to purchase 95,694 shares of our common stock, and Jonathan Steinhouse; a member of our board of directors, purchased $25,000 principal amount of notes, which were converted into 25 shares of Series C Preferred Stock and a warrant to purchase 11,962 shares of our common stock.  We also issued to Mr. Londoner and Mr. Steinhouse, in lieu of cash payments on the interest accrued on their respective bridge notes, 2,579 and 383 shares of common stock, respectively.  The terms of the Series C Preferred Stock were amended on March 27, 2014 to provide for a decrease of the conversion price of the Series C Preferred Stock from $2.09 per share to $1.50 per share.  As a result of the amendment, the full-ratchet anti-dilution protection provision of the related warrants decreased the exercise price of the warrants from $2.61 per share to $1.50 per share and increased the number of shares issuable under each warrant was increased such that the aggregate exercise price payable under such warrant, after taking into account the decrease in the exercise price, is equal to the aggregate exercise price prior to such adjustment.  As such, the number of shares of common stock issuable upon exercise of the warrants increased to 166,508 shares for Mr. Londoner and 20,814 shares for Mr. Steinhouse.  In addition, in connection w0ith amendments to the terms of the Series C Preferred Stock, we issued to (i) Mr. Londoner warrants to purchase an aggregate of 83,256 shares of common stock and (ii) Mr. Steinhouse warrants to purchase an aggregate of 10,408 shares of common stock, which such figures reflecting the triggering of the full-ratchet anti-dilution protection provision of the warrants.

From 2010 to 2013, Mr. Londoner made four different advances of funds to us in the aggregate amount of $22,000, of which $12,000 has been repaid. In the first quarter of 2013, Mr. Steinhouse made an advance of funds to us in the amount of $20,000, which has been repaid in full.  These advances were interest-free and not made on condition of any specific terms.  The remaining $10,000 owed to Mr. Londoner was converted into our equity securities, pursuant to a private placement transaction on December 31, 2013, as described below.

On February 12, 2013, as part of a private placement transaction, we issued to Alpha Capital Anstalt 625 shares of Series C Preferred Stock and a warrant to purchase 520,335 shares of our common stock for a purchase price of $625,000.  In addition, in connection with amendments to the terms of the Series C Preferred Stock, we issued to Alpha Capital Anstalt warrants to purchase an aggregate of 260,168 shares of common stock.  The number of shares of common stock issuable upon exercise of the warrants reflect the triggering of the full-ratchet anti-dilution protection provision of the warrants.

On May 2, 2013, we entered into an indemnity agreement with Seth H. Z. Fischer in connection with our appointment of Mr. Fischer to our board of directors.  Pursuant to the indemnity agreement, we agreed to indemnify Mr. Fischer for all costs and losses relating to proceedings arising out of his service on our board of directors, to the fullest extent permitted by applicable law, subject to certain exceptions, including, but limited to, a final adjudication that Mr. Fischer’s conduct was in bad faith, knowingly fraudulent or deliberately dishonest or constituted willful misconduct, or a final adjudication that established Mr. Fischer breached his duty of loyalty to us or that his conduct resulted in illegal personal profits.  In addition, we agreed to advance Mr. Fischer expenses when properly requested and we will be entitled to assume the defense of Mr. Fischer if he requests payment of expenses under the indemnity agreement.

In the fourth quarter of 2013, Steve Chaussy, our chief financial officer, made three different advances of funds to us in the aggregate amount of $21,545, which was repaid in 2014.  Also in the fourth quarter of 2013, Mr. Steinhouse made an advance of funds to us in the amount of $6,000, which was repaid in 2014.  In addition, in the fourth quarter of 2013, Lora Mikolaitis, who controls Miko Consulting Group, Inc. made an advance of funds to us in the amount of approximately $2,700. These advances were interest-free and not made on condition of any specific terms.  Each of these advances was repaid in full in the first quarter of 2014.

On December 31, 2013, as part of a private placement transaction of our common stock and warrants, (i) $228,000 of our outstanding indebtedness that was due to Mr. Londoner was converted into 93,061 shares of common stock and a warrant to purchase 46,531 shares of our common stock; and (ii) we issued to Alpha Capital Anstalt 122,448 shares of our common stock and a warrant to purchase 61,225 shares of our common stock for a purchase price of $300,000.

On January 31, 2014, as part of a private placement transaction of our common stock and warrants, Mr. Steinhouse purchased an aggregate of 24,490 shares of common stock and a warrant to purchase 12,246 shares of common stock for an aggregate purchase price of $60,000.

On March 5, 2014, Mr. Steinhouse made an advance of funds to us in the aggregate amount of $10,000, which was repaid in full on April 3, 2014.  The advance was interest-free and not made on condition of any specific terms.

On September 1, 2014, we entered into a letter agreement and release with Dr. Holzer, a member of the Company’s board of directors, pursuant to which Dr. Holzer agreed to cancel, extinguish and terminate all amounts due or owed by the Company for services performed by Dr. Holzer pursuant to that certain consulting agreement, dated as of August 1, 2012, as amended. In connection with the cancellation of all payment obligations and in exchange for Dr. Holzer waiving and releasing the Company from all possible claims related to such obligations under the consulting agreement, Dr. Holzer received 26,000 shares of our common stock. Dr. Holzer also agreed to provide one additional year of consulting services to the Company in exchange for 34,000 shares of common stock.

On November 3, 2014, we entered into a settlement and mutual release agreement with Mr. Drachman, our former chief executive officer and president. Pursuant to the terms of the settlement agreement, in exchange for Mr. Drachman waiving and releasing us from any and all claims he may have had against us, we agreed to pay Mr. Drachman an aggregate settlement amount of $100,000.

Director Independence

            Our board of directors has determined that each of  Roy T. Tanaka, Jonathan Steinhouse, Patrick J. Gallagher, Seth H. Z. Fischer, and Jeffrey F. O’Donnell, Sr. would be considered independent within the meaning of applicable listing rules of the Section 803A(2) of the NYSE MKT Rules and the rules and regulations promulgated by the Securities and Exchange Commission.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2014 and 2013, including review of our interim financial statements were $54,000 and $12,500, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $-0- and $-0- for audit related fees during the fiscal years ended December 31, 2014 and 2013, respectively, which related to filings with the SEC.

Tax and Other Fees. We incurred fees to our independent registered public accounting firm of $3,500 and $0 for tax and fees during the fiscal years ended December 31, 2014 and 2013.

The Board of Directors pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements are included herein:

(2)	Financial Statement Schedules

None.

(3)	Exhibits

See Index to Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: February 20, 2015	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2015	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ KENNETH L. LONDONER	Executive Chairman, Director	February 20, 2015
Kenneth L. Londoner

/s/ ASHER HOLZER	Director	February 20, 2015
Asher Holzer

/s/ JONATHAN STEINHOUSE	Director	February 20, 2015
Jonathan Steinhouse

/s/ PATRICK J. GALLAGHER	Director	February 20, 2015
Patrick J. Gallagher

/s/ ROY T. TANAKA	Director	February 20, 2015
Roy T. Tanaka

/s/ SETH H. Z. FISCHER	Director	February 20, 2015
Seth H. Z. Fischer

/s/ JEFFREY F. O’DONNELL, SR.	Director	February 20, 2015
Jeffrey F. O’Donnell, Sr.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
3.4
Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.5 to the Form S-1/A filed on January 21, 2014)

3.5
Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-1/A filed on March 28, 2014)

3.6	Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 21, 2014)
3.7	Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on July 22, 2013)
10.1	BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on July 22, 2013)
10.2	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1 filed on July 22, 2013)
10.3
Securities Purchase Agreement, dated September 19, 2011, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.3 to the Form S-1 filed on July 22, 2013)

10.4
Securities Purchase Agreement, dated December 27, 2011, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.4 to the Form S-1 filed on July 22, 2013)

10.5
Securities Purchase Agreement, dated February 6, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.5 to the Form S-1 filed on July 22, 2013)

10.6
Registration Rights Agreement, dated February 6, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.6 to the Form S-1 filed on July 22, 2013)

10.7	Form of Warrant used in connection with February 6, 2013 private placement (incorporated by reference to Exhibit 10.7 to the Form S-1 filed on July 22, 2013)
10.8
Amendment Agreement No. 1 to Securities Purchase Agreement and Registration Rights Agreement, dated February 25, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.8 to the Form S-1 filed on July 22, 2013)

10.9
Amendment Agreement No. 2 to Securities Purchase Agreement, dated April 12, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.9 to the Form S-1 filed on July 22, 2013)

10.10
Amendment Agreement No. 3 to Securities Purchase Agreement and Registration Rights Agreement, dated June 25, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.10 to the Form S-1 filed on July 22, 2013)

10.11	Office Lease Agreement, dated August 9, 2011, by and between BioSig Technologies, Inc. and Douglas Emmett 1993, LLC (incorporated by reference to Exhibit 10.11 to the Form S-1 filed on July 22, 2013)
10.12	Employment Agreement, dated March 1, 2013, by and between BioSig Technologies, Inc. and Kenneth Londoner (incorporated by reference to Exhibit 10.12 to the Form S-1 filed on July 22, 2013)
10.13	Indemnity Agreement, dated May 2, 2013 by and between BioSig Technologies, Inc. and Seth H. Z. Fischer (incorporated by reference to Exhibit 10.14 to the Form S-1 filed on July 22, 2013)
10.14	Consulting Agreement, dated August 1, 2012, by and between BioSig Technologies, Inc. and Asher Holzer (incorporated by reference to Exhibit 10.15 to the Form S-1 filed on July 22, 2013)
10.15
Unsecured Promissory Note made by BioSig Technologies, Inc. in favor of Kenneth Londoner, dated November 21, 2012 (incorporated by reference to Exhibit 10.19 to the Form S-1/A filed on September 11, 2013)

10.16	Form of 8% Senior Convertible Promissory Note issued pursuant to Bridge Loan Agreement, dated July 20, 2012 (incorporated by reference to Exhibit 10.20 to the Form S-1/A filed on September 11, 2013)
10.17	Promissory Note made by BioSig Technologies, Inc. in favor of Kenneth Londoner, dated December 6, 2012 (incorporated by reference to Exhibit 10.21 to the Form S-1/A filed on September 11, 2013)
10.18
Amendment Agreement No. 4 to Securities Purchase Agreement, dated October 14, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.23 to the Form S-1/A filed on January 21, 2014)

10.19
Securities Purchase Agreement, dated December 31, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.24 to the Form S-1/A filed on January 21, 2014)

10.20
Registration Rights Agreement, dated December 31, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.25 to the Form S-1/A filed on January 21, 2014)

10.21	Form of Warrant used in connection with December 31, 2013 private placement (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed on January 21, 2014)
10.22	Amendment No. 1 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on March 28, 2014)
10.23
Amendment Agreement No. 5 to Securities Purchase Agreement, dated March 24, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.28 to the Form S-1/A filed on March 28, 2014)

10.24
Patent Assignment, dated March 17, 2014, by and among Budimir Drakulic, Thomas Foxall, Sina Fakhar and Branislav Vlajinic and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.29 to the Form S-1/A filed on May 1, 2014)

10.25
Securities Purchase Agreement, dated April 4, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.30 to the Form S-1/A filed on May 1, 2014)

10.26
Registration Rights Agreement, dated April 4, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed on May 1, 2014)

10.27	Form of Warrant used in connection with April 4, 2014 private placement (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed on May 1, 2014)
10.28	Consulting Agreement, dated December 10, 2010, by and between BioSig Technologies, Inc. and Jonathan Steinhouse (incorporated by reference to Exhibit 10.33 to the Form S-1/A filed on May 22, 2014)
10.29	Executive Employment Agreement, dated July 15, 2014, by and between BioSig Technologies, Inc. and Gregory Cash (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 21, 2014)

10.30	Incentive Stock Option Agreement, dated July 15, 2014, by and between BioSig Technologies, Inc. and Gregory Cash (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on July 21, 2014)
10.31
Securities Purchase Agreement, dated as of August 15, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 21, 2014)

10.32
Registration Rights Agreement, dated as of August 15, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 21, 2014)

10.33	Form of Warrant used in connection with August 15, 2014 private placement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 21, 2014)
10.34
Letter Agreement and Release, dated as of September 1, 2014, by and between BioSig Technologies, Inc. and Asher Holzer, Ph.D (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2014)

10.35	Form of Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 5, 2014)
10.36
Settlement and Mutual Release Agreement, dated November 3, 2014, by and between BioSig Technologies, Inc. and David Drachman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 5, 2014)

10.37
Composite of Unit Purchase Agreement, dated December 19, 2014, as amended by Supplement No. 1, dated December 17, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein

10.38	Registration Rights Agreement, dated December 19, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein
10.39	Form of “A” Warrant used in connection with December 19, 2014 private placement.
10.40	Form of “B” Warrant used in connection with December 19, 2014 private placement

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document