Form 10-Q
period 2015-03-31
BioSig Technologies, Inc.
filed 2015-05-01
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

As of May 1, 2015, there were 13,634,961 shares of registrant’s common stock outstanding.

Index

BIOSIG TECHNOLOGIES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$2,059,328	$239,781
Prepaid expenses	159,768	75,537
Total current assets	2,219,096	315,318

Property and equipment, net	12,844	13,020

Other assets:
Deposits	25,000	25,000

Total assets	$2,256,940	$353,338

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $14,605 and $40,293 to related parties as of March 31, 2015 and December 31, 2014 respectively	$320,871	$554,026
Stock based payable	646,066	226,305
Dividends payable	456,964	445,069
Warrant liability	4,097,444	-
Derivative liability	1,242,590	-
Total current liabilities	6,763,935	1,225,400

Series C 9% Convertible Preferred stock, 2,461 and 2,711 shares issued and outstanding, liquidation preference of $2,461,000 and $2,711,000, respectively	2,461,000	2,711,000

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 13,159,694 and 11,179,266 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	13,160	11,179
Additional paid in capital	18,852,156	19,186,163
Accumulated deficit	(25,833,311)	(22,780,404)
Total stockholders' deficit	(6,967,995)	(3,583,062)

Total liabilities and stockholders' deficit	$2,256,940	$353,338

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$302,079	$122,151
General and administrative	2,746,853	601,565
Depreciation	2,860	4,435
Total operating expenses	3,051,792	728,151

Loss from operations	(3,051,792)	(728,151)

Other income (expense):
Interest income (expense)	(1,114)	(1,098)
Financing costs	-	(388,285)

Loss before income taxes	(3,052,906)	(1,117,534)

Income taxes (benefit)	-	-

Net loss	(3,052,906)	(1,117,534)

Preferred stock dividend	(79,395)	(84,024)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,132,301)	$(1,201,558)

Net loss per common share, basic and diluted	$(0.26)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	12,256,418	8,482,710

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2015
(unaudited)

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	11,179,266	$11,179	$19,186,163	$(22,780,404)	$(3,583,062)
Sale of common stock	1,398,760	1,399	3,040,814	-	3,042,213
Common stock issued upon conversion of Series C preferred stock and accrued dividends at $1.50 per share	211,668	212	317,288	-	317,500
Common stock issued for services	370,000	370	928,530	-	928,900
Reclassify fair value of warrant liability from equity	-	-	(4,097,444)	-	(4,097,444)
Reclassify fair value of derivative liability from equity	-	-	(1,242,590)	-	(1,242,590)
Fair value of vested options	-	-	798,789	-	798,789
Preferred stock dividend	-	-	(79,395)	-	(79,395)
Net loss	-	-	-	(3,052,906)	(3,052,906)
Balance, March 31, 2015	13,159,694	$13,160	$18,852,156	$(25,833,311)	$(6,967,995)

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,052,906)	$(1,117,534)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,860	4,435
Amortization of debt discount	-	388,285
Equity based compensation	1,634,714	343,837
Changes in operating assets and liabilities:
Prepaid expenses	8,744	(3,924)
Accounts payable	(233,155)	(119,856)
Stock based payable	419,761	-
Deferred rent payable	-	(1,006)
Net cash used in operating activities	(1,219,982)	(505,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,684)	-
Net cash used in investing activity	(2,684)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,042,213	229,222
Net repayments of related party advances	-	(20,281)
Net cash provided by financing activities	3,042,213	208,941

Net (decrease) increase in cash and cash equivalents	1,819,547	(296,822)

Cash and cash equivalents, beginning of the period	239,781	302,187
Cash and cash equivalents, end of the period	$2,059,328	$5,365

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,115	$1,098
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series C preferred stock and accrued dividends	$317,500	$-
Reclassify fair value of derivative and warrant liability from equity	$5,440,034	$-

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

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

The condensed balance sheet as of December 31, 2014 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 filed with the Company’s Form 10-K with the Securities and Exchange Commission on February 20, 2015.

Basis of presentation

The Company's primary efforts are devoted to conducting research and development principally devoted to improving the quality of cardiac recordings obtained during EP studies and catheter ablation procedures. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has stockholders' deficiencies at March 31, 2015 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $302,079  and $122,151 for the three months ended March 31, 2015 and 2014, respectively.

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

The computation of basic and diluted loss per share as of March 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2015	March 31, 2014
Series A convertible preferred stock	-	501,089
Series B convertible preferred stock	-	451,726
Series C convertible preferred stock	1,640,667	1,854,019
Options to purchase common stock	6,205,190	2,990,977
Warrants to purchase common stock	7,561,820	4,353,831
Totals	15,407,677	10,151,642

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

As of March 31, 2015, the Company had 6,205,190 options outstanding to purchase shares of common stock, of which 4,130,240 were vested.

As of December 31, 2014, the Company had 5,990,190 options outstanding to purchase shares of common stock, of which 3,799,559 were vested.

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations.  On June 23, 2014, the Company filed Form S-1/A became effective with the Securities and Exchange Commission.  As such, the Company determined that payments were due under its registration rights agreement and therefore accrued $55,620 as interest expense during the year ended December 31, 2014 for the liability under the registration rights agreements.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015 and December 31, 2014 is summarized as follows:

	March 31, 2015	December 31, 2014
Computer equipment	$57,584	$54,900
Furniture and fixtures	7,803	7,803
Subtotal	65,387	62,703
Less accumulated depreciation	(52,543)	(49,683)
Property and equipment, net	$12,844	$13,020

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,860 and $4,435 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015	December 31, 2014
Accrued accounting and legal	$71,952	$190,767
Accrued reimbursements	17,305	26,792
Accrued consulting	82,935	16,334
Accrued research and development expenses	42,409	93,407
Accrued credit card obligations	4,735	13,278
Accrued payroll	-	62,068
Accrued liquidated damages	55,620	55,620
Accrued office and other	5,915	29,093
Accrued settlement related to arbitration	40,000	66,667
	$320,871	$554,026

NOTE 4 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

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

If, at any time while the Series C preferred stock is outstanding, the Company sells or grants any option to purchase or sells or grants any right to re-price, or otherwise disposes of or issues any common stock or common stock equivalents entitling any Person to acquire shares of Common Stock at an effective price per share that is lower than the then conversion price (“Base Conversion Price”), then the conversion price shall be reduced to equal the Base Conversion Price.  Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  During 2014, the resets provisions as described above resulted in the conversion price reset to $1.50.

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
MARCH 31, 2015
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

Such adjustment shall be made whenever such Common Stock or Common Stock Equivalents are issued.  In addition, the warrants provides for at any time after the six month anniversary of the initial exercise date, there is no effective registration statement registering, or no current prospectus available for the resale of the warrant shares by the holder, then the warrant may only be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive a number of Warrant Shares equal to defined formula. During 2014, the resets provisions as described above resulted in an additional 984,674 warrants issued with an exercise price reset to $1.50 all Series C warrants.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the Series C preferred stock when it was issued. The Company allocated the net proceeds between the intrinsic value of the conversion option ($1,303,671) and the warrants ($1,064,739) to additional paid-in capital.  The aggregate debt discount, comprised of the relative intrinsic value the conversion option ($1,303,671),  relative fair value of the warrants ($1,064,739), and the issuance costs ($412,590); total of $2,781,000, is amortized over one year as interest expense, the date a possible redemption feature, outside of the Company’s control, would be available to the Series C stockholders

During the month of February 2013, the holders of previously issued convertible bridge notes converted into 600 shares of the Company’s Series C 9% Convertible Preferred Stock.

During the months of February, March, May, and July 2013, the Company sold an aggregate of 2,181 shares of the Company’s Series C 9% Convertible Preferred Stock for net proceeds of $1,814,910.

At the time of issuance and till March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C 9% Convertible Preferred Stock and related issued warrants did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required.  There was no established market for the Company’s common stock.  As described in Note 6, March 31, 2015, the Company determined a market has been established for the Company’s common stock and accordingly, reclassified the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively, from equity to liabilities.

As of March 31, 2015, the Company valued the reset provisions of the Series C Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: contractual terms of 2.78 to 3.50 years, a risk free interest rate of 0.56% to 0.89%, a dividend yield of 0%, and volatility of 141.00%.

During January 2015, the Company issued an aggregate of 42,334 shares of its commons stock in exchange for 50 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

During March 2015, the Company issued an aggregate of 169,334 shares of its commons stock in exchange for 200 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

Series C preferred stock issued and outstanding totaled 2,461 and 2,711 as of March 31, 2015 and December 31, 2014, respectively.  As of March 31, 2015 and December 31, 2014, the Company has accrued $456,964 and $445,069 dividends payable on the Series C preferred stock.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
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

The Company was required to maintain the effectiveness of the registration statement from its effective date unless all securities registered under the registration statement have been sold or are otherwise able to be sold.  If the Company failed to comply with the registration statement effective date requirements, the Company is required to pay the investors a fee equal to 0.25% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 3% to each Purchaser.

On June 23 2014, the Company became effective and met its required filing requirement.  The Company did not meet the effectiveness obligation by November 22, 2013.  As a result, the Company accrued $55,620 as interest expense for liquidating damages due under the registration rights agreement.

NOTE 5 – WARRANT AND DERIVATIVE LIABILITIES

At the time of issuance and till March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C 9% Convertible Preferred Stock and related warrants (see Note 5) did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation was not required.  There was no established market for the Company’s common stock.   As of March 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified from equity to liability treatment the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively. .

The Company valued the reset provisions of the Series C Preferred Stock in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.56% to 0.89, a dividend yield of 0%, and volatility of 141.00%.

NOTE 6 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2015 and December 31, 2014,  the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 , shares of Series C preferred stock.   As of March 31, 2015 and December 31, 2014, there were no outstanding shares of Series A and Series B preferred stock.

During January 2015, the Company issued an aggregate of 42,334 shares of its commons stock in exchange for 50 shares of the Company’s Series C 9% Convertible preferred stock and accrued dividends.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

During March 2015, the Company issued an aggregate of 169,334 shares of its commons stock in exchange for 200 shares of the Company’s Series C 9% Convertible preferred stock and accrued dividends.

As of March 31, 2015 and December 31, 2014, the Company has 2,461 and 2,711 Series C 9% Convertible Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of March 31, 2015 and December 31, 2014, the Company has 13,159,694 and 11,179,266 shares issued and outstanding, respectively.

During the three months ended March 31, 2015, the Company issued an aggregate of 370,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $928,900 ($2.51 average per share).

During the three months ended March 31, 2015, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 1,398,760 shares of common stock and warrants for aggregate net proceeds of $3,042,213.

In connection with the securities purchase agreements described above, the Company entered into a registration rights agreement whereas the Company is required to file a registration statement registering for resale the  a) all of the purchase agreement Shares, (b) all investor warrant Shares then issuable upon exercise of the investor warrants, (c)  the shares of common stock underlying the investment banker warrants; (d) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the investor warrants and the investment banker warrants (e) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing. The Company is required to file a registration statement the 45 days following the final closing date and must be declared effective no later than 180 days from the filing date.

The Company was required to maintain the effectiveness of the registration statement from its effective date unless all securities registered under the registration statement have been sold or are otherwise able to be sold.  If the Company failed to comply with the registration statement filing and effective date requirements, the Company is required to pay the investors a fee equal to 1% of the Purchaser’s investment, for each 30-day period of delay, subject to a maximum payment of 6% to each Purchaser.

Stock based payable

The Company is obligated to issue shares of its common stock to board members and consultants for past and future services.  The estimated liability as of March 31, 2015 and December 31, 2014 of $646,066 and $226,305 was determined based on services rendered  for past services as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the Company is obligated to issue an aggregate of 352,500 shares of its common stock.  These shares were considered issued as of the date of obligation in determining the weighted average number of outstanding shares used in the basic loss per common share calculation.

NOTE 7 – OPTIONS AND WARRANTS

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

Additionally, the vesting period of the grants under the Plan will be determined by the Committee, in its sole discretion, and expiration period not more than ten years. The Company reserved 1,250,000 shares of its common stock for future issuance under the terms of the Plan.

During the three months ended March 31, 2015, the Company granted an aggregate of 200,000 options and 370,000 stock grants to officers, directors and key consultants.

The following table presents information related to stock options at March 31, 2015:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	834,642	4.5	541,642
2.01-2.50	5,370,548	6.7	3,588,598
	6,205,190	6.4	4,130,240

A summary of the stock option activity and related information for the 2012 Plan for the three months ended March 31, 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,990,190	$2.25	6.7	3,267,692
Grants	215,000	2.47	7.0	-
Exercised
Canceled
Outstanding at March 31, 2015	6,205,190	$2.26	6.4	$1,098,888
Exercisable at March 31, 2015	4,130,240	$2.25	5.9	$797,753

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $2.40 as of March 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2015 was estimated using the Black-Scholes pricing model.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the three months ended March 31, 2015.

During the months ended March 31, 2015, the Company granted an aggregate of 215,000 options to purchase the Company stock in connection with the services rendered at the exercise prices from $2.00 to $2.50 per share for a term of seven years with 15,000 vesting immediately and 200,000 over two years at 50% for the first and second anniversary.

The fair value of the granted options for three months ended March 31, 2015 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	129.54% to 130.30%
Risk free rate:	1.19% to 1.79%
Expected life:	7 years
Estimated fair value of the Company’s common stock	$1.99 to $2.24
Estimated forfeiture rate	0%

The fair value of all options vesting during the three months ended March 31, 2015 and 2014 of $798,789 and $343,837, respectively, was charged to current period operations.  Unrecognized compensation expense of $1,970,428 at March 31, 2015 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2014:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	3,721,518	February 2018 to September 2018
$1.84	35,076	January 2020
$2.02	30,755	January 2020
$2.50	1,603,600	July 2015
$2.75	228,720	August 2019 to September 2019
$3.67	218,275	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	7,561,820

On January 23, 2015, the Company issued an aggregate of 428,400 and 321,300 warrants to purchase the Company’s common stock at $2.50 and $3.75 per share, respectively, expiring on July 31, 2015 and March 31, 2020, respectively, in connection with the sale of the Company’s common stock.

On February 10, 2015, the Company issued an aggregate of 337,000 and 252,750 warrants to purchase the Company’s common stock at $2.50 and $3.75 per share, respectively, expiring on July 31, 2015 and March 31, 2020, respectively, in connection with the sale of the Company’s common stock.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

On February 27, 2015, the Company issued an aggregate of 223,000 and 167,250 warrants to purchase the Company’s common stock at $2.50 and $3.75 per share, respectively, expiring on July 31, 2015 and March 31, 2020, respectively, in connection with the sale of the Company’s common stock.

On March 31, 2015, the Company issued an aggregate of 410,360 and 307,770 warrants to purchase the Company’s common stock at $2.50 and $3.75 per share, respectively, expiring on July 31, 2015 and March 31, 2020, respectively, in connection with the sale of the Company’s common stock.

A summary of the warrant activity for the three months ended March 31, 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,113,990	$1.71	3.6	6,041,436
Grants	2,447,830	3.04	2.4	-
Exercised
Canceled
Outstanding at March 31, 2015	7,561,820	$2.14	3.0	$4,300,280

Vested and expected to vest at March 31, 2015	7,561,820	$2.14	3.0	$4,300,280
Exercisable at March 31, 2015	7,561,820	$2.14	3.0	$4,300,280

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $2.40 as of March 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 8 – FAIR VALUE MEASUREMENT

The Company adopted the provisions of Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”). ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon level 3 inputs.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.

As of March 31, 2015 or December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative and warrant liabilities as level 3 and values its derivatives using the methods discussed in Note 6. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 6 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of March 31, 2015, in the amount of $1,242,590 and $4,097,444 has a level 3 classification, respectively.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2015:

	Warrant Liability	Derivative
Balance, December 31, 2014	$-	$-
Total (gains) losses
Initial fair value of derivative at March 31, 2015, reclassified from equity	—	1,242,590
Initial fair value of warrant liability at March 31, 2015, reclassified from equity	4,097,444	—

Balance, March 31, 2015	$4,097,444	$1,242,590

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2015
(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On April 9, 2015, the Company granted options to acquire 300,000 shares of its common stock at an exercise price of $3.99 for seven years, vesting immediately upon appointment of a new board of directors member.

In April 2015, the Company issued an aggregate of 131,234 shares of its common stock in exchange for 155 shares of Series C 9% Convertible preferred stock and accrued dividends.

In April 2015, the Company issued 84,033 shares of its common stock in exchange for the exercise of 130,084 warrants exercisable at $1.50, on a cashless basis.

In April 2015, the Company issued an aggregate of 200,000 shares of its common stock to board of directors for services rendered.

In April 2015, the Company issued 50,000 shares of its common stock to a consultant for services rendered.

In April 2015, the Company issued an aggregate of 10,000 shares of its common stock for the exercise of  previously issued options  at $2.09 per share.

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

Index

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

Index

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

●
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from Mayo Clinic as a member of our Scientific Advisory Board.  On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first animal study at the Mayo Clinic in Rochester, MN.

The BioSig team recently completed testing of the assembled components of the PURE EP System prototype in order to validate the design of the prototype. The Company conducted its first animal study on March 31, 2015 at the Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. BioSig  intends to conduct further animal studies, end-user preference studies, and human clinical studies. The main objective is to demonstrate the clinical potential of the PURE EP System and show its advantages as compared to electrophysiology recorders currently on the market. BioSig has also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.

We believe that by the first half of 2016, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System.  Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

Because we a development stage company, with our initial product under development, we currently do not have any customers.  We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2015 were $302,079, an increase of $179,928, or 147.3%, from $122,151 for the three months ended March 31, 2014. This increase is primarily due to increase in activity level and increased personnel and consulting expenses.

Index

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2015 were $2,746,853, an increase of 2,145,288, or 357%, from $601,565 incurred in the three months ended March 31, 2014. This increase is primarily due to stock based compensation issued to employees and consultants in the current period as compared to the same period, last year.

Payroll related expenses increased to $323,617 in the current period from $83,586 for the three months ended March 31, 2014, an increase of $240,031.  The increase is due to added personnel and bonus compensation paid.   We incurred $2,054,475 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2015 as compared to $343,837 stock based compensation for the same period in 2014.

Professional services for the three months ended March 31, 2015 totaled $73,350, a decrease of $36,565, or 33.3%, over the $109,915 recognized for the three months ended March 31, 2014. Of professional services, legal fees totaled $34,850 for the three months ended March 31, 2015, a decrease of $40,435, or 53.7%, from $75,285 incurred for the three months ended March 31, 2014.  Accounting fees incurred in the three months ended March 31, 2015 amounted to $38,500, an increase of $3,870, or 11.2%, from $34,630 incurred in same period last year.  The net decrease in professional service fees was primarily related to legal and auditing fees incurred associated with our efforts to become a publicly traded entity and our capital raising activities beginning  in 2014.

Consulting and investor relations fees for the three months ended March 31, 2015 was $155,790 as compared to $-0- incurred for the three months ended March 31, 2014.  During the three months ended March 31, 2015, we incurred services relating to us becoming public company.

Travel, meals and entertainment costs for the three months ended March 31, 2015 were $53,436, an increase of $35,656, or 200.5%, from $17,780 incurred in the three months ended March 31, 2014. Travel, meals and entertainment costs include travel related to business development and financing . Rent for the three months ended March 31, 2015 totaled $22,514, an increase of $4,584 or 25.6%, from $17,930 incurred in three months ended March 31, 2014, primarily due to changing common area maintenance fees incurred and lease renewal.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2015 totaled $2,860, a decrease of $1,575, or 35.5%, over the expense of $4,435 incurred in the three months ended March 31, 2014, as a result of the aging of office computers and other equipment.

Interest Expense.  Interest expense for the three months ended March 31, 2015 totaled $1,114, an increase of $16 from interest expense of $1,098 incurred during the same period last year. In the three months ended March 31, 2015 and 2014, our interest costs were comprised primarily related to credit card financing charges.

Financing Costs.  Financing costs for the three months ended March 31, 2015 totaled $-0- from $388,285 incurred during the three months ended March 31, 2014. Financing costs were primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock. During 2014, the remaining financing costs were amortized to operations.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2015 totaled $79,395, a decrease of $4,629, or 5.5% from $84,024 incurred during the three months ended March 31, 2014. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.  In second quarter of 2014, the Series A and Series B Preferred Stock was converted to common.

Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2015 was $3,090,801, compared to a net loss of $1,201,558 for the three months ended March 31, 2014.

Index

Liquidity and Capital Resources

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2014

As of March 31, 2015, we had a working capital deficit of $4,544,839, comprised of cash of $2,059,328 and prepaid expenses of $159,768, which was offset by $320,871 of accounts payable and accrued expenses, stock based payable of $646,066, accrued dividends on preferred stock issuances of $456,964 and an aggregate of $5,340,034 of warrant and derivative liabilities. For the three months ended March 31, 2015, we used $1,219,982 of cash in operating activities and $2,684 of cash in investing activities. Cash provided by financing activities totaled $3,042,213, comprised of proceeds from the sale of our common stock. In the comparable period in 2014, $229,222 was raised through the sale of our common stock, net with repayments of related party advances of $20,281. At March 31, 2015, we had cash of $2,059,328 compared to $5,365 at March 31, 2014. Our cash is held in bank deposit accounts. At March 31, 2015 and December 31, 2014, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2015 and 2014 was $1,219,982 and $505,763, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from 1) increased research and development and general and administrative expenses due to the continued development of our operations and 2) reduction of our outstanding accounts payable by $274,655.

We used $2,684 cash for investing activities for the three months ended March 31, 2015, compared to $-0- for the three months ended March 31, 2014.  During the three months ended March 31, 2015, we purchased office furniture and computer equipment.

December 2014 Private Placement

On December 19, 2014, we entered into a unit purchase agreement with certain accredited investors, pursuant to which we issued and sold,  in multiple closings occurring on each of December 19, 2014, December 30, 2014, January 23, 2015, February 10, 2015, February 27, 2015 and March 31, 2015 an aggregate of 40.09 units, which consisted of, in the aggregate, 1,603,600 shares of our common stock, “A” warrants to purchase 1,603,600 shares of our common stock at an exercise price of $2.50 and “B” warrants to purchase 801,800 shares of our common stock at an exercise price of $3.75 per share, in exchange for aggregate gross proceeds of $4,009,000. As consideration for serving as our placement agent in connection with the private placement, we issued to Laidlaw & Company (UK) Ltd. “B” warrants to purchase an aggregate of 385,100 shares of common stock at an exercise price of $3.75 per share and paid cash fees equal to $481,110.

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

Index

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will not be sufficient to fund our operating expenses and capital equipment requirements. We anticipate we will need approximately $1 million in addition to our current cash on hand to fund our operating expenses and capital equipment requirements for the next 12 months.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at March 31, 2015 and December 31, 2014 was $-0-.

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

Index

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

Derivative Instrument Liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2015 and December 31, 2014, we did not have any derivative instruments that were designated as hedges.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

Index

ITEM 4.  CONTROLS AND PROCEDURES

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2015, the Company sold an aggregate of 428,400 shares of the Company’s common stock , A” warrants to purchase 428,400 shares of our common stock at an exercise price of $2.50 and “B” warrants to purchase 214,200 shares of our common stock at an exercise price of $3.75 per share, in exchange for net proceeds of $917,465 under a December 19, 2014 unit purchase agreement with certain accredited investors.

On February 10, 2015, the Company sold an aggregate of 337,000 shares of the Company’s common stock, A” warrants to purchase 337,000 shares of our common stock at an exercise price of $2.50 and “B” warrants to purchase 168,500 shares of our common stock at an exercise price of $3.75 per share, in exchange for net proceeds of $490,585 under a December 19, 2014 unit purchase agreement with certain accredited investors.

On February 27, 2015, the Company sold an aggregate of 223,000 shares of the Company’s common stock, A” warrants to purchase 223,000 shares of our common stock at an exercise price of $2.50 and “B” warrants to purchase 111,500 shares of our common stock at an exercise price of $3.75 per share, in exchange for net proceeds of $168,750 under a December 19, 2014 unit purchase agreement with certain accredited investors.

On March 31, 2015, the Company sold an aggregate of 410,360 shares of the Company’s common stock, A” warrants to purchase 410,360 shares of our common stock at an exercise price of $2.50 and “B” warrants to purchase 205,180 shares of our common stock at an exercise price of $3.75 per share, in exchange for net proceeds of $902,777 under a December 19, 2014 unit purchase agreement with certain accredited investors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

Index

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

BIOSIG TECHNOLOGIES, INC.

Date: May 1, 2015	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive
Officer)

Date: May 1, 2015	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)