Form 10-Q
period 2015-06-30
BioSig Technologies, Inc.
filed 2015-07-28
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 333-190080

BIOSIG TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8441 Wayzata Blvd, Suite 240
Minneapolis, MN 55426
(Address of principal executive offices) (zip code)

(763) 999-7331
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

As of July 28, 2015, there were 14,706,368 shares of registrant’s common stock outstanding.

Index

BIOSIG TECHNOLOGIES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$1,197,239	$239,781
Prepaid expenses	149,542	75,537
Total current assets	1,346,781	315,318

Property and equipment, net	16,650	13,020

Other assets:
Deposits	27,612	25,000

Total assets	$1,391,043	$353,338

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $13,905 and $40,293 to related parties as of June 30, 2015 and December 31, 2014 respectively	$266,530	$554,026
Stock based payable	132,684	226,305
Dividends payable	338,728	445,069
Warrant liability	4,056,531	-
Derivative liability	897,961	-
Total current liabilities	5,692,434	1,225,400

Series C 9% Convertible Preferred stock, 2,058 and 2,711 shares issued and outstanding, liquidation preference of $2,058,000 and $2,711,000, respectively	2,058,000	2,711,000

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 14,499,535 and 11,179,266 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	14,500	11,179
Additional paid in capital	24,220,804	19,186,163
Accumulated deficit	(30,594,695)	(22,780,404)
Total stockholders' deficit	(6,359,391)	(3,583,062)

Total liabilities and stockholders' deficit	$1,391,043	$353,338

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$328,498	$99,893	$630,577	$222,044
General and administrative	4,099,080	484,502	6,845,933	1,086,067
Depreciation	2,481	4,134	5,341	8,569
Total operating expenses	4,430,059	588,529	7,481,851	1,316,680

Loss from operations	(4,430,059)	(588,529)	(7,481,851)	(1,316,680)

Other income (expense):
Gain on change in fair value of derivatives	198,563	-	198,563	-
Interest income (expense)	(184)	(7,958)	(1,298)	(9,056)
Financing costs	(529,704)	(190,731)	(529,704)	(579,016)
Total other income (expense)	(331,325)	(198,689)	(332,439)	(588,072)

Loss before income taxes	(4,761,384)	(787,218)	(7,814,290)	(1,904,752)

Income taxes (benefit)	-	-	-	-

Net loss	(4,761,384)	(787,218)	(7,814,290)	(1,904,752)

Preferred stock dividend	(112,073)	(83,223)	(191,468)	(167,247)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,873,457)	$(870,441)	$(8,005,758)	$(2,071,999)

Net loss per common share, basic and diluted	$(0.35)	$(0.10)	$(0.62)	$(0.24)

Weighted average number of common shares outstanding, basic and diluted	13,852,955	8,782,383	13,010,754	8,633,374

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2015
(unaudited)

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	11,179,266	$11,179	$19,186,163	$(22,780,404)	$(3,583,062)
Sale of common stock, net	1,398,760	1,399	3,040,814	-	3,042,213
Common stock issued upon conversion of Series C preferred stock and accrued dividends at $1.50 per share	933,875	934	1,399,876	-	1,400,810
Common stock issued for services	870,000	870	2,213,030	-	2,213,900
Common stock issued in exchange for 156,102 warrants exercised on a cashless basis	99,552	100	(100)	-	-
Common stock issued in exchange for exercise of options at $2.09 per share	10,000	10	20,890	-	20,900
Common stock issued in exchange for exercise of warrants at $3.67 per share	4,082	4	14,977	-	14,981
Common stock issued in exchange for exercise of warrants at $2.50 per share	4,000	4	9,996	-	10,000
Reclassify fair value of warrant liability from equity	-	-	(4,097,444)	-	(4,097,444)
Reclassify fair value of derivative liability from equity	-	-	(1,242,590)	-	(1,242,590)
Reclass fair value of warrant liability to equity upon warrant exercise		-	265,955	-	265,955
Reclass fair value of derivative liability to equity upon conversion of Series C preferred stock to common shares	-	-	506,348	-	506,348
Stock based compensation	-	-	3,094,357	-	3,094,357
Preferred stock dividend	-	-	(191,468)	-	(191,468)
Net loss	-	-	-	(7,814,290)	(7,814,290)
Balance, June 30, 2015	14,499,535	$14,500	$24,220,804	$(30,594,695)	$(6,359,391)

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,814,290)	$(1,904,752)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,341	8,569
Amortization of debt discount	585,324	579,016
Change in derivative liabilities	(198,563)	-
Equity based compensation	5,341,374	556,332
Changes in operating assets and liabilities:
Prepaid expenses	(107,122)	(21,806)
Accounts payable	(287,496)	(178,737)
Stock based payable	(93,621)	-
Deferred rent payable	-	(1,006)
Net cash used in operating activities	(2,569,053)	(962,384)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,971)	-
Payment of long term deposit	(2,612)	-
Net cash used in investing activity	(11,583)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,042,213	732,666
Proceeds from sale of Series C preferred stock	450,000	-
Proceeds from exercise of options	20,900	-
Proceeds from exercise of warrants	24,981	-
Net repayments of related party advances	-	(30,281)
Net cash provided by financing activities	3,538,094	702,385

Net increase (decrease) increase in cash and cash equivalents	957,458	(259,999)

Cash and cash equivalents, beginning of the period	239,781	302,187
Cash and cash equivalents, end of the period	$1,197,239	$42,188

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,298	$9,056
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series C preferred stock and accrued dividends	$1,400,810	$-

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
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

Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 filed with the Company’s Form 10-K with the Securities and Exchange Commission on February 20, 2015.

Basis of presentation

The Company's primary efforts are devoted to conducting research and development principally devoted to improving the quality of cardiac recordings obtained during EP studies and catheter ablation procedures. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has stockholders' deficiencies at June 30, 2015 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

The above factors raise substantial doubt as to the Company's ability to continue as a going concern. The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments that may result from the outcome of this uncertainty.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $328,498  and $630,577 for the three and six months ended June 30, 2015, respectively; and $99,893 and $222,044 for the three and six months ended June 30, 2014, respectively.

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

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

The computation of basic and diluted loss per share as of June 30, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2015	June 30, 2014
Series C convertible preferred stock	1,372,000	1,854,019
Options to purchase common stock	7,330,190	2,990,977
Warrants to purchase common stock	7,772,277	4,502,459
Totals	16,474,467	9,347,455

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

As of June 30, 2015, the Company had 7,330,190 options outstanding to purchase shares of common stock, of which 4,801,017 were vested.

As of December 31, 2014, the Company had 5,990,190 options outstanding to purchase shares of common stock, of which 3,799,559 were vested.

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations.  On June 23, 2014, the Company filed Form S-1/A became effective with the Securities and Exchange Commission.  As such, the Company determined that payments were due under its registration rights agreement and therefore accrued $55,620 as interest expense during the year ended December 31, 2014 for the liability under the registration rights agreements. At June 30, 2015, the Company estimated the liability at $-0- and therefore recorded the change to current period operations.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2015 and December 31, 2014 is summarized as follows:

	June 30, 2015	December 31, 2014
Computer equipment	$62,072	$54,900
Furniture and fixtures	9,602	7,803
Subtotal	71,674	62,703
Less accumulated depreciation	(55,024)	(49,683)
Property and equipment, net	$16,650	$13,020

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,481 and $5,341 for the three and six months ended June 30, 2015, respectively; and $4,134 and $8,569 for the three and six months ended June 30, 2014, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
Accrued accounting and legal	$163,890	$190,767
Accrued reimbursements	13,905	26,792
Accrued consulting	19,471	16,334
Accrued research and development expenses	30,001	93,407
Accrued credit card obligations	-	13,278
Accrued payroll	-	62,068
Accrued liquidated damages	-	55,620
Accrued office and other	23,318	29,093
Deferred rent	2,612	-
Accrued settlement related to arbitration	13,333	66,667
	$266,530	$554,026

NOTE 4 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”).

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

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

At March 31, 2015, the Company valued the reset provisions of the Series C Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: contractual terms of 2.78 to 3.50 years, a risk free interest rate of 0.56% to 0.89%, a dividend yield of 0%, and volatility of 141.00%.

During January 2015, the Company issued an aggregate of 42,334 shares of its common stock in exchange for 50 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

During March 2015, the Company issued an aggregate of 169,334 shares of its common stock in exchange for 200 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

In April 2015, the Company issued an aggregate of 152,401 shares of its common stock in exchange for 180 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

In May 2015, the Company issued an aggregate of 273,473 shares of its common stock in exchange for 323 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

In June 2015, the Company issued an aggregate of 296,333 shares of its common stock in exchange for 350 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

For the six months ended June 30, 2015, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C 9% Convertible Preferred Stock of $506,348 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.23% to 0.27%, a dividend yield of 0%, and volatility from 139% to 140.00%.

On May 11, 2015, the Company sold an aggregate of 450 shares of its Series C 9% Convertible Preferred Stock for net proceeds of $450,000.  In connection with the sale, the Company issued 374,641 warrants to purchase the Company’s common stock at a $1.50 per share for five years with certain reset provisions as described above. The Company determined the initial fair values of the embedded beneficial conversion feature of the Series C 9% Convertible Preferred Stock and the reset provisions of the related issued warrants $506,348 and $334,784, respectively, using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.25%, a dividend yield of 0%, and volatility of 140.00%.  The determined fair values were recorded as liabilities and a charge to current period operations.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Series C preferred stock issued and outstanding totaled 2,058 and 2,711 as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015 and December 31, 2014, the Company has accrued $338,728 and $445,069 dividends payable on the Series C preferred stock.

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

On June 23 2014, the Company became effective and met its required filing requirement.  The Company did not meet the effectiveness obligation by November 22, 2013.  As a result, the Company accrued $55,620 as interest expense for liquidating damages due under the registration rights agreement as of December 31, 2014. At June 30, 2015, the Company estimated the liability at $-0- and therefore recorded the change to current period operations.

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

The Company valued the reset provisions of the Series C Convertible Preferred Stock  and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.56% to 0.89, a dividend yield of 0%, and volatility of 141.00%.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

At June 30, 2015, the Company marked to market the fair value of the reset provisions of the Series C 9% Convertible Preferred Stock and warrants and determined fair values of $897,961 and $4,056,531, respectively. The Company recorded a gain from change in fair value of derivatives of $198,563 for the three and six months ended June 30, 2015. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 2.00 years, a risk free interest rate of 0.28, a dividend yield of 0%, and volatility of 140.00%.

NOTE 6 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2015 and December 31, 2014,  the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 , shares of Series C preferred stock.   As of June 30, 2015 and December 31, 2014, there were no outstanding shares of Series A and Series B preferred stock.

During January 2015, the Company issued an aggregate of 42,334 shares of its commons stock in exchange for 50 shares of the Company’s Series C 9% Convertible preferred stock and accrued dividends.

During March 2015, the Company issued an aggregate of 169,334 shares of its commons stock in exchange for 200 shares of the Company’s Series C 9% Convertible preferred stock and accrued dividends.

In April 2015, the Company issued an aggregate of 152,401 shares of its common stock in exchange for 180 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

On May 11, 2015, the Company sold an aggregate of 450 shares of its Series C 9% Convertible Preferred Stock for net proceeds of $450,000.  In connection with the sale, the Company issued 374,641 warrants to purchase the Company’s common stock at a $1.50 per share for five years with certain reset provisions.

In May 2015, the Company issued an aggregate of 273,473 shares of its common stock in exchange for 323 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

In June 2015, the Company issued an aggregate of 296,333 shares of its common stock in exchange for 350 shares of the Company’s Series C 9% Convertible Preferred Stock and accrued dividends.

Cumulatively, the Company exchanged 1,003 shares of the Company’s Series C 9% Convertible Stock and dividends with a recorded value of $1,400,810 for 933,875 shares of common stock.

As of June 30, 2015 and December 31, 2014, the Company has 2,058 and 2,711 Series C 9% Convertible Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of June 30, 2015 and December 31, 2014, the Company has 14,499,535 and 11,179,266 shares issued and outstanding, respectively.

During the six months ended June 30, 2015, the Company issued an aggregate of 870,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $2,213,900 ($2.54 average per share).

During the six months ended June 30, 2015, the Company issued 10,000 shares of common stock in exchange for options exercised at $2.09 per share.

During the six months ended June 30, 2015, the Company issued an aggregate of 8,082 shares of common stock in exchange for warrants exercised at an average price of $3.09 per share.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

During the six months ended June 30, 2015, the Company issued 99,552 shares of common stock in exchange for 156,102 warrants exercised on a cashless basis.

During the six months ended June 30, 2015, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 1,398,760 shares of common stock and warrants for aggregate proceeds of $3,042,213, net of $454,687 in expenses.

In connection with the securities purchase agreements described above, the Company entered into a registration rights agreement whereas the Company is required to file a registration statement registering for resale the  a) all of the purchase agreement Shares, (b) all investor warrant Shares then issuable upon exercise of the investor warrants, (c)  the shares of common stock underlying the investment banker warrants; (d) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the investor warrants and the investment banker warrants (e) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing. The Company is required to file a registration statement the 45 days following the final closing date and must be declared effective no later than 180 days from the filing date.  On May 20, 2015, the Company filed the required registration statement and on June 12, 2015, became effective meeting both requirements.

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

Stock based payable

The Company is obligated to issue shares of its common stock to board members and consultants for past and future services.  The estimated liability as of March 31, 2015 and December 31, 2014 of $132,684 and $226,305 was determined based on services rendered for past services as of March 31, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the Company is obligated to issue an aggregate of 89,000 shares of its common stock.  These shares were considered issued as of the date of obligation in determining the weighted average number of outstanding shares used in the basic loss per common share calculation.

NOTE 7 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “2012 Plan) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options to purchase up to 11,686,123,( as amended)  shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on quoted market price or in absence of such quoted market price, by the Board of Directors in good faith.

Additionally, the vesting period of the grants under the Plan will be determined by the Committee, in its sole discretion, and expiration period not more than ten years. The Company reserved 1,250,000 shares of its common stock for future issuance under the terms of the Plan.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

During the six months ended June 30, 2015, the Company granted an aggregate of 1,350,000 options to officers, directors and key consultants.

The following table presents information related to stock options at June 30, 2015:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	1,094,642	5.5	639,142
2.01-3.00	5,935,548	6.8	3,861,875
3.01-4.00	300,000	9.8	300,000
	7,330,190	6.7	4,801,017

A summary of the stock option activity and related information for the 2012 Plan for the six months ended June 30, 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,990,190	$2.25	6.7	3,267,692
Grants	1,350,000	2.75	10.0	-
Exercised	(10,000)	2.09
Canceled	-
Outstanding at June 30, 2015	7,330,190	$2.26	6.7	$860,542
Exercisable at June 30, 2015	4,801,017	$2.25	6.2	$601,896

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $2.30 as of June 30, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2015 was estimated using the Black-Scholes pricing model.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.

During the six months ended June 30, 2015, the Company granted an aggregate of 1,350,000 options to purchase the Company stock in connection with the services rendered at the exercise prices from $2.00 to $3.99 per share for a term of seven years.  Vesting is as follows:

450,000	50% immediately, 50% at first year anniversary
130,000	1/4 per quarter, over one year
65,000	50%, immediately, 50% performance contingent
300,000	1/12 per month beginning first month anniversary
405,000	Exercisable immediately
1,350,000

The fair value of the granted options for six months ended June 30, 2015 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	129.54% to 130.30%
Risk free rate:	1.19% to 2.37%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$1.99 to $3.99
Estimated forfeiture rate	0%

On April 22, 2015, the Company issued  10,000 shares of common stock in exchange for options exercised at $2.09 per share.

The fair value of all options vesting during the three and six months ended June 30, 2015 of $2,157,938 and $2,956,727, respectively, and during the three and six months ended June 30, 2014 of $212,495 and $556,332, respectively, was charged to current period operations.  Unrecognized compensation expense of $2,674,190 at June 30, 2015 will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2015:

Restricted shares issued as of January 1, 2015	-
Granted	175,000
Total Restricted Shares Issued at June 30, 2015	175,000
Vested at December 31, 2014	(-)
Unvested restricted shares as of June 30, 2015	175,000

Stock based compensation expense related to restricted stock grants was $137,630 for the three and six months ended June 30, 2015; $-0- for the three and six months ended June 30, 2014.  As of June 30, 2015, the stock-based compensation relating to restricted stock of $254,370 remains unamortized.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at June 30, 2015:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	3,940,057	February 2018 to September 2018
$1.84	35,076	January 2020
$2.02	30,755	January 2020
$2.50	1,599,600	July 2015
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	7,772,277

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

On April 15, 2015, the Company issued 99,552 shares of common stock in exchange for 156,102 warrants exercised on a cashless basis.

On May 5, 2015, the Company issued 4,082 shares of common stock in exchange for 4,082 warrants exercised at $3.67 per share.

On May 8, 2015, the Company issued 4,000 shares of common stock in exchange for 4,000 warrants exercised at $2.50 per share.

On May 11, 2015, the Company issued an aggregate of 374,641 warrants to purchase the Company’s common stock at $1.50 per share expiring on May 11, 2020 in connection with the sale of the Company’s  Series A 9% Convertible Preferred stock.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

A summary of the warrant activity for the six months ended June 30, 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,113,990	$1.71	3.6	6,041,436
Grants	2,822,471	2.45	2.4	-
Exercised	(164,184)	1.58
Canceled
Outstanding at June 30, 2015	7,772,277	$2.14	3.0	$4,058,045

Vested and expected to vest at June 30, 2015	7,772,277	$2.14	2.8	$4,058,045
Exercisable at June 30, 2015	7,772,277	$2.14	2.8	$4,058,045

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s estimated market stock price of $2.30 as of June 30, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2015 or December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of June 30, 2015, in the amount of $897,961 and $4,056,531 has a level 3 classification, respectively.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2015:

	Warrant Liability	Derivative
Balance, December 31, 2014	$-	$-
Total (gains) losses
Initial fair value of derivative at March 31, 2015, reclassified from equity	-	1,242,590
Initial fair value of warrant liability at March 31, 2015, reclassified from equity	4,097,444	-
Initial fair value of derivative at date of issuance of Series A 9% Convertible Preferred stock	-	250,540
Initial fair value of warrant liability at the date of issuance	334,784	-
Transfers out due to conversion of Series A 9% Convertible Preferred stock	-	(506,348)
Transfers out due to exercise of warrants	(265,955)	-
Mark to market to June 30, 2015	(109,742)	(88,821)
Balance, June 30, 2015	$4,056,531	$897,961
Gain on change in warrant and derivative liabilities for the six months ended June 30, 2015	$109,742	$88,821

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2015
(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On July 7, 2015, the Company issued 37,500 shares of its common stock to consultants for services rendered.

On July 17, 2015, the Company issued 169,333 shares of its common stock in exchange for 200 shares of its Series C 9% Convertible Preferred Stock and accrued dividends.

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

●
The Cardiac Arrhythmia Center at the University of California at Los Angeles and Dr. Kalyanam Shivkumar have played a significant role in the initial functional testing of our hardware.  Dr. Shivkumar and his team have enabled us to learn the connectivity of the lab and its devices that pertain to where our PURE EP System will fit in. In June 2013, we commenced our first proof of concept pre-clinical study with the assistance of Dr. Shivkumar in order to further test the components of the PURE EP System hardware, as further explained below.

●
We are developing a confidence index that will assist electrophysiologists in further differentiating true signals from noise, which may potentially provide guidance in identifying ablation targets.  The confidence index is expected to be an integral part of the software of the PURE EP System, which we believe will significantly facilitate the locating of ablation targets.

Index

●
In the second and third quarters of 2013, we performed and finalized testing of our proof of concept unit by initially using an electrocardiogram/intracardiac simulator at our lab, and subsequently by obtaining pre-clinical recordings from the lab at the University of California at Los Angeles.  As part of the testing, we simultaneously recorded electrocardiogram and intracardiac signals on our proof of concept unit and GE’s CardioLab recording system. An identical signal was applied to the input of both systems and the monitor of our proof of concept unit was positioned next to the monitor of GE’s CardioLab recording system to allow for visual comparison. We believe that our proof of concept unit performed well as compared to GE’s CardioLab recording system, in that the electrocardiogram and intracardiac signals displayed on our proof of concept unit showed less baseline wander, noise and artifacts compared to signals displayed on GE’s CardioLab recording system.  However, because this was a proof of concept test, without any clearly established protocols, we cannot present this data for publication and we do not have any independent verification or peer review of these findings.

●
In the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype.  Because the proof of concept unit was designed to verify the capabilities of the main components of the PURE EP System, we established a list of tasks necessary to complete the prototype (which we intend to use for end-user preference studies, pre-clinical studies and in-human recordings).  The PURE EP System prototype is presently assembled.

●	In the fourth quarter of 2014, we appointed Dr. Samuel J. Asirvatham from Mayo Clinic as a member of our Scientific Advisory Board and initiated plans for pre-clinical studies at Mayo Clinic.

●
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from Mayo Clinic as a member of our Scientific Advisory Board.  On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first pre-clinical study at the Mayo Clinic in Rochester, MN.

●	On June 10, 2015, Drs. Asirvatham and Venkatachalam performed our second pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

We recently completed testing of the assembled components of the PURE EP System prototype in order to validate the design of the prototype. We conducted our first and second pre-clinical studies on March 31, 2015 and June 10, 2015, respectively, at the Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We intend to conduct our third pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System and show its advantages as compared to electrophysiology recorders currently on the market. We have also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.

We believe that by the first half of 2016, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System.  Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

Because we are a development stage company, with our initial product under development, we currently do not have any customers.  We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2015 were $328,498, an increase of $228,605, or 228.8%, from $99,893 for the three months ended June 30, 2014. This increase is primarily due to increase in activity level and increased personnel and consulting expenses.

Index

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2015 were $4,099,080, an increase of $3,614,578, or 746%, from $484,502 incurred in the three months ended June 30, 2014. This increase is primarily due to stock based compensation issued to employees and consultants in the current period as compared to the same period, last year.

Payroll related expenses increased to $325,641 in the current period from $291,936 for the three months ended June 30, 2014, an increase of $33,705.  The increase is due to added personnel and bonus compensation paid.   We incurred $3,286,899 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2015 as compared to $212,495 stock based compensation for the same period in 2014.

Professional services for the three months ended June 30, 2015 totaled $184,214, an increase of $120,807, or 190.5%, over the $63,407 recognized for the three months ended June 30, 2014. Of professional services, legal fees totaled $158,714 for the three months ended June 30, 2015, an increase of $113,157, or 248.39%, from $45,557 incurred for the three months ended June 30, 2015.  Accounting fees incurred in the three months ended June 30, 2015 amounted to $25,500, an increase of $7,750, or 43.7%, from $17,750 incurred in same period last year.  The significant increase in professional service fees was primarily related to legal and auditing fees incurred associated with our registration statements filed in the current period.

Consulting and investor relations fees for the three months ended June 30, 2015 was $156,612 as compared to $-0- incurred for the three months ended June 30, 2014.  During the three months ended June 30, 2015, costs incurred relate to us becoming public company.

Travel, meals and entertainment costs for the three months ended June 30, 2015 were $111,310, an increase of $86,721, or 352.7%, from $24,589 incurred in the three months ended June 30, 2014. Travel, meals and entertainment costs include travel related to business development and financing  Rent for the three months ended June 30, 2015 totaled $28,846, an increase of $10,217 or 54.8%, from $18,629 incurred in three months ended June 30, 2014, primarily due to expansion to our corporate office in Minnesota.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2015 totaled $2,481, a decrease of $1,653, or 40.0%, over the expense of $4,134 incurred in the three months ended June 30, 2014, as a result of the aging of office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C 9% Convertible Preferred stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended June 30, 2015, we incurred a gain on change in fair values of these derivatives of $198,563 as compared to $-0- for the same period, last year.

Interest Expense.  Interest expense for the three months ended June 30, 2015 totaled $184, a decrease of $7,774 from interest expense of $7,958 incurred during the same period last year. In the three months ended June 30 2015 and 2014, our interest costs were comprised primarily related to credit card financing charges.

Financing Costs.  Financing costs for the three months ended June 30, 2015 totaled $529,704 from $190,731 incurred during the three months ended June 30, 2014. Financing costs were primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock. During 2015, upon issuance of additional Series C 9% Convertible Preferred and associated warrants, we incurred additional financing costs related to the conversion features.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2015 totaled $112,073, an increase of $28,850, or 34.7% from $83,223 incurred during the three months ended June 30, 2014. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.  In second quarter of 2014, the Series A and Series B Preferred Stock was converted to common.  The increase in the current period is primarily due to our requirement of a “make whole” dividend payment upon the Series C conversions.

Net Loss. As a result of the foregoing, net loss for the three months ended June 30, 2015 was $4,873,457, compared to a net loss of $870,441 for the three months ended June 30, 2014.

Index

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2015 were $630,577, an increase of $408,533, or 185.0%, from $222,044 for the six months ended June 30, 2014. This increase is primarily due to increase in activity level and increased personnel and consulting expenses.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2015 were $6,845,933, an increase of $5,759,866, or 530%, from $1,086,067 incurred in the six months ended June 30, 2014. This increase is primarily due to stock based compensation issued to employees and consultants in the current period as compared to the same period, last year.

Payroll related expenses decreased to $649,258 in the current period from $719,408 for the six months ended June 30, 2014, a decrease of $70,150  The increase is due to hiring bonus compensation paid in the prior year.  We incurred $5,341,374 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2015 as compared to $556,332 stock based compensation for the same period in 2014.

Professional services for the six months ended June 30, 2015 totaled $257,564, an increase of $84,242, or 48.6%, over the $173,322 recognized for the six months ended June 30, 2014. Of professional services, legal fees totaled $193,564 for the six months ended June 30, 2015, an increase of $72,722, or 60.2%, from $120,842 incurred for the six months ended June 30, 2014. Accounting fees incurred in the six months ended June 30, 2015 amounted to $64,000, an increase of $11,620, or 22.2%, from $52,380 incurred in same period last year.  The significant increase in professional service fees was primarily related to legal and auditing fees incurred associated with our registration statements filed in the current period.

Consulting and investor relations fees for the six months ended June 30, 2015 was $312,402 as compared to $133,502 incurred for the six months ended June 30, 2014.  During the six months ended June 30, 2015, costs incurred relate to us becoming public company.

Travel, meals and entertainment costs for the six months ended June 30, 2015 were $164,746, an increase of $122,417, or 289.2%, from $42,329 incurred in the six months ended June 30, 2014. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the six months ended June 30, 2015 totaled $51,360, an increase of $15,807 or 44.4%, from $35,553 incurred in six months ended June 30, 2014, primarily due to expansion to our corporate office in Minnesota.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2015 totaled $5,341, a decrease of $3,228, or 37.7%, over the expense of $8,569 incurred in the six months ended June 30, 2014, as a result of the aging of office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C 9% Convertible Preferred stock and certain warrants with reset (anti-dilution) provisions.  During the six months ended June 30, 2015, we incurred a gain on change in fair values of these derivatives of $198,563 as compared to $-0- for the same period, last year.

Interest Expense.  Interest expense for the six months ended June 30, 2015 totaled $1,298, a decrease of $7,758 from interest expense of $9,056 incurred during the same period last year. In the six months ended June 30 2015 and 2014, our interest costs were comprised primarily related to credit card financing charges.

Financing Costs.  Financing costs for the six months ended June 30, 2015 totaled $529,704 from $579,016 incurred during the six months ended June 30, 2014. Financing costs were primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock. During 2015, upon issuance of additional Series C 9% Convertible Preferred and associated warrants, we incurred additional financing costs related to the conversion features.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2015 totaled $191,468, an increase of $24,221, or 14.5% from $167,247 incurred during the six months ended June 30, 2014. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.  In second quarter of 2014, the Series A and Series B Preferred Stock was converted to common.  The increase in the current period is primarily due to our requirement of a “make whole” dividend payment upon the Series C conversions.

Index

Net Loss. As a result of the foregoing, net loss for the six months ended June 30, 2015 was $8,005,758, compared to a net loss of $2,071,999 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2014

As of June 30, 2015, we had a working capital deficit of $4,345,653, comprised of cash of $1,197,239 and prepaid expenses of $149,542, which was offset by $266,530 of accounts payable and accrued expenses, stock based payable of $132,684, accrued dividends on preferred stock issuances of $338,728 and an aggregate of $4,954,492 of warrant and derivative liabilities. For the six months ended June 30, 2015, we used $2,569,053 of cash in operating activities and $11,583 of cash in investing activities. Cash provided by financing activities totaled $3,538,094, comprised of proceeds from the sale of our common stock of $3,042,213, proceeds from sale of our Series A Preferred stock of $450,000 and proceeds from exercise of options and warrants of $45,881. In the comparable period in 2014, $732,666 was raised through the sale of our common stock, net with repayments of related party advances of $30,281. At June 30, 2015, we had cash of $1,197,239 compared to $42,188 at June 30, 2014. Our cash is held in bank deposit accounts. At June 30, 2015 and December 31, 2014, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2015 and 2014 was $2,569,053 and $962,384, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from 1) increased research and development and general and administrative expenses due to the continued development of our operations and 2) reduction of our outstanding accounts payable by $287,495.

We used $11,583 cash for investing activities for the six months ended June 30, 2015, compared to $-0- for the six months ended June 30, 2014.  During the six months ended June 30, 2015, we purchased office furniture and computer equipment of $8,971 and paid a long term lease deposit of $2,612.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at June 30, 2015 and December 31, 2014 was $-0-.

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

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM.”  Fair value is typically determined by the closing price of our common stock on the date of the award.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2015 and December 31, 2014, we did not have any derivative instruments that were designated as hedges.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2015, the Company sold an aggregate of 428,400 shares of the Company’s common stock, A” warrants to purchase 428,400 shares of our common stock at an exercise price of $2.50 and “B” warrants to purchase 214,200 shares of our common stock at an exercise price of $3.75 per share, in exchange for net proceeds of $917,465 under a December 19, 2014 unit purchase agreement with certain accredited investors.

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

On May 11, 2015; the Company sold an aggregate of 450 shares of the Company’s Series A 9% Convertible Preferred stock and warrants to purchase 374,641 shares of our common stock at an exercise price of $1.50 for five years under an overallotment provision under a February 6, 2013 securities purchase agreement.

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

BIOSIG TECHNOLOGIES, INC.

Date: July 28, 2015	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive
Officer)

Date: July 28, 2015	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)