Form 10-Q
period 2015-09-30
BioSig Technologies, Inc.
filed 2015-11-13
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-55473

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

As of November 13, 2015, there were 15,488,033 shares of registrant’s common stock outstanding.

Index

BIOSIG TECHNOLOGIES, INC.

Index

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)

ASSETS
Current assets:
Cash	$334,559	$239,781
Prepaid expenses	201,242	75,537
Total current assets	535,801	315,318

Property and equipment, net	14,043	13,020

Other assets:
Deposits	27,612	25,000

Total assets	$577,456	$353,338

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $27,499 and $40,293 to related parties as of September 30, 2015 and December 31, 2014 respectively	$342,985	$554,026
Stock based payable	-	226,305
Dividends payable	337,775	445,069
Warrant liability	1,816,317	-
Derivative liability	220,333	-
Total current liabilities	2,717,410	1,225,400

Series C Preferred Stock, 1,858 and 2,711 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively,, liquidation preference of $1,858,000 and $2,711,000 as of September 30, 2015 and December 31, 2014, respectively	1,858,000	2,711,000

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 15,026,368 and 11,179,266 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	15,026	11,179
Additional paid in capital	26,204,047	19,186,163
Accumulated deficit	(30,217,027)	(22,780,404)
Total stockholders' deficit	(3,997,954)	(3,583,062)

Total liabilities and stockholders' deficit	$577,456	$353,338

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$300,783	$144,231	$931,360	$366,275
General and administrative	2,170,698	3,796,263	9,016,631	4,882,330
Depreciation	2,607	3,893	7,948	12,462
Total operating expenses	2,474,088	3,944,387	9,955,939	5,261,067

Loss from operations	(2,474,088)	(3,944,387)	(9,955,939)	(5,261,067)

Other income (expense):
Gain on change in fair value of derivatives	2,851,755	-	3,050,318	-
Interest income (expense)	-	(862)	(1,298)	(9,918)
Financing costs	-	(14,754)	(529,704)	(593,770)
Total other income (expense)	2,851,755	(15,616)	2,519,316	(603,688)

Income (loss) before income taxes	377,667	(3,960,003)	(7,436,623)	(5,864,755)

Income taxes (benefit)	-	-	-	-

Net income (loss)	377,667	(3,960,003)	(7,436,623)	(5,864,755)

Preferred stock dividend	(53,048)	(63,087)	(244,516)	(230,334)

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$324,619	$(4,023,090)	$(7,681,139)	$(6,095,089)

Net income (loss) per common share, basic and diluted	$0.02	$(0.39)	$(0.57)	$(0.66)

Weighted average number of common shares outstanding, basic and diluted	14,849,127	10,218,160	13,565,453	9,167,441

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2015
(unaudited)

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	11,179,266	$11,179	$19,186,163	$(22,780,404)	$(3,583,062)
Sale of common stock	1,398,760	1,399	3,040,814	-	3,042,213
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends at $1.50 per share	1,103,208	1,103	1,653,707	-	1,654,811
Common stock issued for services	1,227,500	1,227	2,948,022	-	2,949,249
Common stock issued in exchange for 156,102 warrants exercised on a cashless basis	99,552	100	(100)	-	-
Common stock issued in exchange for exercise of options at $2.09 per share	10,000	10	20,890	-	20,900
Common stock issued in exchange for exercise of warrants at $3.67 per share	4,082	4	14,977	-	14,981
Common stock issued in exchange for exercise of warrants at $2.50 per share	4,000	4	9,996	-	10,000
Reclassify fair value of warrant liability from equity	-	-	(4,097,444)	-	(4,097,444)
Reclassify fair value of derivative liability from equity	-	-	(1,242,590)	-	(1,242,590)
Reclassify fair value of warrant liability to equity upon warrant exercise	-	-	265,955	-	265,955
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	572,435	-	572,435
Stock based compensation	-	-	4,075,737	-	4,075,737
Preferred Stock dividend	-	-	(244,516)	-	(244,516)
Net loss	-	-	-	(7,436,623)	(7,436,623)
Balance, September 30, 2015	15,026,368	$15,026	$26,204,047	$(30,217,027)	$(3,997,954)

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,436,623)	$(5,864,755)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,948	12,462
Amortization of debt discount	585,324	593,770
Change in derivative liabilities	(3,050,318)	-
Equity based compensation	6,907,423	3,962,001
Changes in operating assets and liabilities:
Prepaid expenses	(8,141)	(15,700)
Accounts payable	(213,754)	(222,424)
Stock based payable	(226,305)	-
Deferred rent payable	2,713	(1,212)
Net cash used in operating activities	(3,431,733)	(1,535,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,971)	(3,963)
Payment of long term deposit	(2,612)	-
Net cash used in investing activity	(11,583)	(3,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,042,213	1,537,292
Proceeds from sale of Series C Preferred Stock	450,000	-
Proceeds from exercise of options	20,900	-
Proceeds from exercise of warrants	24,981	-
Net repayments of related party advances	-	(30,781)
Net cash provided by financing activities	3,538,094	1,506,511

Net increase (decrease) in cash and cash equivalents	94,778	(33,310)

Cash and cash equivalents, beginning of the period	239,781	302,187
Cash and cash equivalents, end of the period	$334,559	$268,877

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,298	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series A preferred stock and accrued dividends	$-	$1,063,331
Common stock issued upon conversion of Series B preferred stock and accrued dividends	$-	$997,526
Common stock issued for future services, related party	$-	$85,000
Common stock issued in settlement of accounts payable, related party	$-	$65,000
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$1,654,811	$-

See the accompanying notes to the unaudited condensed financial statements

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
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

Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 filed with the Company’s Form 10-K with the Securities and Exchange Commission on February 20, 2015.

Basis of presentation

The Company's primary efforts are devoted to conducting research and development principally devoted to improving the quality of cardiac recordings obtained during EP studies and catheter ablation procedures. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. In addition, the Company has stockholders' deficiencies at September 30, 2015 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

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
SEPTEMBER 30, 2015
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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $300,783  and $931,360 for the three and nine months ended September 30, 2015, respectively; and $144,231 and $366,275 for the three and nine months ended September 30, 2014, respectively.

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

The computation of basic and diluted income (loss) per share as of September 30, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2015	September 30, 2014
Series C convertible preferred stock	1,238,667	1,854,019
Options to purchase common stock	7,405,190	5,136,746
Warrants to purchase common stock	6,372,677	4,731,179
Totals	15,016,534	11,721,944

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

As of September 30, 2015, the Company had 7,405,190 options outstanding to purchase shares of common stock, of which 5,382,134 were vested.

As of December 31, 2014, the Company had 5,990,190 options outstanding to purchase shares of common stock, of which 3,799,559 were vested.

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations.  On June 23, 2014, the Company filed Form S-1/A became effective with the Securities and Exchange Commission.  As such, the Company determined that payments were due under its registration rights agreement and therefore accrued $55,620 as interest expense during the year ended December 31, 2014 for the liability under the registration rights agreements. During the nine months ended September 30, 2015, the Company estimated the liability at $-0- and therefore recorded the change to current period operations.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) Number 2015-3 entitled “Simplifying the Presentation of Debt Issuance Costs.” The new guidance specifies that debt issuance costs under the new standard are to be netted against the carrying value of the financial liability. Under current guidance, debt issuance costs are recognized as a deferred charge and reported as a separate asset on the balance sheet. The new guidance aligns the treatment of debt issuance costs and debt discounts in that both reduce the carrying value of the liability. It is important to note that neither the recognition nor measurement of debt issuance costs is changed as a result of the ASU. Amortization of debt issuance costs is to be recorded as interest expense on the income statement.  The effective date of the new guidance is for fiscal years beginning after December 15, 2015, for public business entities and interim periods within those fiscal years.  Early adoption is permitted for financial statements that have not been issued previously. The Company does not believe the effect of the adoption of this standard will have a material impact on the Company’s condensed consolidated financial statements.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

There are other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements, except as disclosed.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2015 and December 31, 2014 is summarized as follows:

	September 30, 2015	December 31, 2014
Computer equipment	$62,072	$54,900
Furniture and fixtures	9,602	7,803
Subtotal	71,674	62,703
Less accumulated depreciation	(57,631)	(49,683)
Property and equipment, net	$14,043	$13,020

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,607 and $7,948 for the three and nine months ended September 30, 2015, respectively; and $3,893 and $12,462 for the three and nine months ended September 30, 2014, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
Accrued accounting and legal	$187,119	$190,767
Accrued reimbursements	29,965	26,792
Accrued consulting	57,527	16,334
Accrued research and development expenses	37,396	93,407
Accrued credit card obligations	-	13,278
Accrued payroll	-	62,068
Accrued liquidated damages	-	55,620
Accrued office and other	14,932	29,093
Deferred rent	2,713	-
Accrued settlement related to arbitration	13,333	66,667
	$342,985	$554,026

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 4 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of 9% Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

The Series C Preferred Stock is entitled to preference over holders of junior stock upon liquidation in the amount of $1,000 plus any accrued and unpaid dividends; entitled to dividends as a preference to holders of junior stock at a rate of 9% per annum of the stated value of $1,000 per share, payable quarterly beginning on September 30, 2013 and are cumulative.  The holders of the Series C Preferred Stock vote together with the holders of our common stock on an as-converted basis, but may not vote the Series C Preferred Stock in excess of the beneficial ownership limitation of the Series C Preferred Stock.  The beneficial ownership limitation is 4.99% of our then outstanding shares of common stock following such conversion or exercise, which may be increased to up to 9.99% of our then outstanding shares of common stock following such conversion or exercise upon the request of an individual holder.  The beneficial ownership limitation is determined on an individual holder basis, such that the as-converted number of shares of one holder is not included in the shares outstanding when calculating the limitation for a different holder. In addition, absent the approval of holders representing at least 67% of the outstanding shares of the Series C Preferred Stock, which holders must include Alpha Capital Anstalt, so long as Alpha Capital Anstalt holds not less than $100,000 of Series C Preferred Stock, we may not (i) increase the number of authorized shares of preferred stock, (ii) amend our charter documents, including the terms of the Series C Preferred Stock, in any manner adverse to the holders of the Series C Preferred Stock, including authorizing or creating any class of stock ranking senior to, or otherwise pari passu with, the shares of Series C Preferred Stock as to dividends, redemption or distribution of assets upon a liquidation, or (iii) perform certain covenants, including:

●	incur additional indebtedness;

●	permit liens on assets;

●	repay, repurchase or otherwise acquire more than a de minimis number of shares of capital stock;

●	pay cash dividends to our stockholders; and

●	engage in transactions with affiliates.

Any holder of Series C Preferred Stock is entitled at any time to convert any whole or partial number of shares of Series C Preferred Stock into shares of our common stock at a price of $1.50 per share. The Series C Preferred Stock is subject to full ratchet anti-dilution price protection upon the issuance of equity or equity-linked securities at an effective common stock purchase price of less than $1.50 per share as well as other customary anti-dilution protection.

In the event that

(i)
we fail to, or announce our intention not to, deliver common stock share certificates upon conversion of our Series C Preferred Stock prior to the seventh trading day after such shares are required to be delivered,

(ii)
we fail for any reason to pay in full the amount of cash due pursuant to our failure to deliver common stock share certificates upon conversion of our Series C Preferred Stock within five calendar days after notice therefor is delivered,

(iii)	we fail to have available a sufficient number of authorized and unreserved shares of common stock to issue upon a conversion of our Series C Preferred Stock,

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

(iv)
we fail to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach of our obligations under, the securities purchase agreement, the registration rights agreement, the certificate of designation or the warrants entered into pursuant to the private placement transaction for our Series C Preferred Stock, which failure or breach could have a material adverse effect, and such failure or breach is not cured within 30 calendar days after written notice was delivered,

(v)	we are party to a change of control transaction,

(vi)	we file for bankruptcy or a similar arrangement or are adjudicated insolvent,

(vii)	we are subject to a judgment, including an arbitration award against us, of greater than $100,000, and such judgment remains unvacated, unbonded or unstayed for a period of 45 calendar days,

the holders of the Series C Preferred Stock are entitled, among other rights, to redeem their shares of Series C Preferred Stock at any time for greater than their stated value or increase the dividend rate on their shares of Series C Preferred Stock to 18%.   The Company determined that certain of the defined triggering events were outside the Company’s control and therefore classified the Series C Preferred Stock outside of equity.

In connection with the sale of the Series C preferred stock, the Company issued an aggregate of 1,330,627 warrants to purchase the Company’s common stock at $2.61 per share expiring five years from the initial exercise date.  The warrants contain full ratchet anti-dilution price protection upon the issuance of equity or equity-linked securities at an effective common stock purchase price of less than $2.61 per share as well as other customary anti-dilution protection. The warrants are exercisable for cash; or if at any time after six months from the issuance date, there is no effective registration statement registering the resale, or no current prospectus available for the resale, of the shares of common stock underlying the warrants, the warrants may be exercised by means of a “cashless exercise”.  As a result of an amendment to the conversion price of our Series C Preferred Stock, the full-ratchet anti-dilution protection provision of the warrants decreased the exercise price of the warrants from $2.61 per share to $1.50 per share and increased the aggregate number of shares issuable under the warrants to 2,315,301.

In accordance with ASC 470-20, the Company recognized an embedded beneficial conversion feature present in the Series C Preferred Stock when it was issued. The Company allocated the net proceeds between the intrinsic value of the conversion option ($1,303,671) and the warrants ($1,064,739) to additional paid-in capital.  The aggregate debt discount, comprised of the relative intrinsic value of the conversion option ($1,303,671), the relative fair value of the warrants ($1,064,739), and the issuance costs ($412,590), for a total of $2,781,000, is amortized over one year as interest expense, the date a possible redemption feature outside of the Company’s control would be available to the holders of the Series C Preferred Stock.

During the month of February 2013, the holders of previously issued convertible bridge notes converted into 600 shares of the Company’s Series C Preferred Stock.

During the months of February, March, May, and July 2013, the Company sold an aggregate of 2,181 shares of the Company’s Series C Preferred Stock for net proceeds of $1,814,910.

At the time of issuance and until March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C Preferred Stock and related issued warrants did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required.  There was no established market for the Company’s common stock.  As described in Note 5, as of March 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively, from equity to liabilities.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

At March 31, 2015, the Company valued the reset provisions of the Series C Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: contractual terms of 2.78 to 3.50 years, a risk free interest rate of 0.56% to 0.89%, a dividend yield of 0%, and volatility of 141.00%.

During January 2015, the Company issued an aggregate of 42,334 shares of its common stock in exchange for 50 shares of the Company’s Series C Preferred Stock and accrued dividends.

During March 2015, the Company issued an aggregate of 169,334 shares of its common stock in exchange for 200 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2015, the Company issued an aggregate of 152,401 shares of its common stock in exchange for 180 shares of the Company’s Series C Preferred Stock and accrued dividends.

In May 2015, the Company issued an aggregate of 273,473 shares of its common stock in exchange for 323 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2015, the Company issued an aggregate of 296,333 shares of its common stock in exchange for 350 shares of the Company’s Series C Preferred Stock and accrued dividends.

In July 2015, the Company issued an aggregate of 169,333 shares of its common stock in exchange for 200 shares of the Company’s Series C Preferred Stock and accrued dividends.

For the nine months ended September 30, 2015, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C Preferred Stock of $572,435 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.23% to 0.27%, a dividend yield of 0%, and volatility from 139% to 143.00%.

On May 11, 2015, the Company sold an aggregate of 450 shares of its Series C Preferred Stock for net proceeds of $450,000.  In connection with the sale, the Company issued 374,641 warrants to purchase the Company’s common stock at an exercise price of $1.50 per share for five years with certain reset provisions as described above. The Company determined the initial fair values of the embedded beneficial conversion feature of the Series C Preferred Stock and the reset provisions of the related issued warrants $506,348 and $334,784, respectively, using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.25%, a dividend yield of 0%, and volatility of 140.00%.  The determined fair values were recorded as liabilities and a charge to current period operations.

Series C Preferred Stock issued and outstanding totaled 1,858 and 2,711 as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015 and December 31, 2014, the Company has accrued $337,775 and $445,069 dividends payable on the Series C Preferred Stock.

Registration Rights Agreement

In connection with the Company’s private placement of Series C Preferred Stock and warrants, the Company entered into a registration rights agreement with the purchasers pursuant to which the Company agreed to provide certain registration rights with respect to the common stock issuable upon conversion of Series C Preferred Stock and exercise of the warrants issued to holders of Series C Preferred Stock. Specifically, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series C Preferred Stock and exercise of the warrants on or before July 22, 2013 and to cause such registration statement to be declared effective by the Securities and Exchange Commission, in the event that the registration statement is not reviewed by the Securities and Exchange Commission, within five trading days after the Company is notified that registration statement is not being reviewed by the Securities and Exchange Commission, and by November 22, 2013 in the event that the registration statement is reviewed by the Securities and Exchange Commission and the Securities and Exchange Commission issues comments.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

If (i) the registration statement is not filed by July 22, 2013, (ii) the registration statement is not declared effective by the Securities and Exchange Commission within five trading days after the Company is notified that the registration statement is not being reviewed by the Securities and Exchange Commission, in the case of a no review, (iii) the registration statement is not declared effective by the Securities and Exchange Commission by November 22, 2013 in the case of a review by the Securities and Exchange Commission pursuant to which the Securities and Exchange Commission issues comments or (iv) the registration statement ceases to remain continuously effective for more than 20 consecutive calendar days or more than an aggregate of 45 calendar days during any 12-month period after its first effective date, then the Company is subject to liquidated damage payments to the holders of the shares sold in the private placement in an amount equal to 0.25% of the aggregate purchase price paid by such purchasers per month of delinquency.

Notwithstanding the foregoing, (i) the maximum aggregate liquidated damages due under the registration rights agreement shall be 3% of the aggregate purchase price paid by the purchasers, and (ii) if any partial amount of liquidated damages remains unpaid for more than seven days, the Company shall pay interest of 18% per annum, accruing daily, on such unpaid amount.

Pursuant to the registration rights agreement, the Company must maintain the effectiveness of the registration statement from the effective date until the date on which all securities registered under the registration statement have been sold, or are otherwise able to be sold pursuant to Rule 144 without volume or manner-of-sale restrictions, subject to the right to suspend or defer the use of the registration statement in certain events.

The Company filed a registration statement on July 22, 2013, which was originally declared effective on June 23, 2014.  As a result, the Company accrued $55,620 as interest expense for liquidating damages due under the registration rights agreement as of December 31, 2014. At September 30, 2015, the Company estimated the liability at $-0- and therefore recorded the change to current period operations.

NOTE 5 – WARRANT AND DERIVATIVE LIABILITIES

At the time of issuance and until March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C Preferred Stock and related warrants (see Note 4) did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation was not required.  There was no established market for the Company’s common stock.   As of March 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified from equity to liability treatment the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively.

The Company valued the reset provisions of the Series C Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.56% to 0.89, a dividend yield of 0%, and volatility of 141.00%.

At September 30, 2015, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $220,333 and $1,816,317, respectively. The Company recorded a gain from change in fair value of derivatives of $2,851,755 and $3,050,318 for the three and nine months ended September 30, 2015, respectively. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 2.00 years, a risk free interest rate of 1.01%, a dividend yield of 0%, and volatility of 147.00%.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 6 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2015 and December 31, 2014, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock.   As of September 30, 2015 and December 31, 2014, there were no outstanding shares of Series A and Series B preferred stock.

During January 2015, the Company issued an aggregate of 42,334 shares of its common stock in exchange for 50 shares of the Company’s Series C Preferred Stock and accrued dividends.

During March 2015, the Company issued an aggregate of 169,334 shares of its commons stock in exchange for 200 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2015, the Company issued an aggregate of 152,401 shares of its common stock in exchange for 180 shares of the Company’s Series C Preferred Stock and accrued dividends.

On May 11, 2015, the Company sold an aggregate of 450 shares of its Series C Preferred Stock for net proceeds of $450,000.  In connection with the sale, the Company issued 374,641 warrants to purchase the Company’s common stock at a $1.50 per share for five years with certain reset provisions.

In May 2015, the Company issued an aggregate of 273,473 shares of its common stock in exchange for 323 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2015, the Company issued an aggregate of 296,333 shares of its common stock in exchange for 350 shares of the Company’s Series C Preferred Stock and accrued dividends.

In July 2015, the Company issued an aggregate of 169,333 shares of its common stock in exchange for 200 shares of the Company’s Series C Preferred Stock and accrued dividends.

Cumulatively from January 1, 2015 to September 30, 2015, the Company exchanged 1,303 shares of the Company’s Series C Preferred Stock and dividends with a recorded value of $1,654,811 for 1,103,208 shares of common stock.

As of September 30, 2015 and December 31, 2014, the Company has 1,858 and 2,711 Series C Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of September 30, 2015 and December 31, 2014, the Company has 15,026,368 and 11,179,266 shares issued and outstanding, respectively.

During the nine months ended September 30, 2015, the Company issued an aggregate of 1,227,500 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $2,949,249 ($2.40 average per share).

During the nine months ended September 30, 2015, the Company issued 10,000 shares of common stock in exchange for options exercised at $2.09 per share.

During the nine months ended September 30, 2015, the Company issued an aggregate of 8,082 shares of common stock in exchange for warrants exercised at an average price of $3.09 per share.

During the nine months ended September 30, 2015, the Company issued 99,552 shares of common stock in exchange for 156,102 warrants exercised on a cashless basis.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

During the nine months ended September 30, 2015, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 1,398,760 shares of common stock and warrants for aggregate proceeds of $3,042,213, net of $454,687 in expenses.

In connection with the securities purchase agreements described above, the Company entered into registration rights agreements with the purchasers in such private placements pursuant to which the Company agreed to provide certain registration rights with respect to the common stock issued to the investors participating in such private placements and the common stock issuable upon exercise of the related warrants issued such investors. Specifically, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the shares of common stock issued pursuant to the private placement and issuable upon the exercise of the warrants within 45 days of the termination date of such private placement and to cause such registration statement to be declared effective by the Securities and Exchange Commission, in the event that the registration statement is not reviewed by the Securities and Exchange Commission, within 30 calendar days after the Company is notified that registration statement is not being reviewed by the Securities and Exchange Commission, and within 180 calendar days of the initial filing date of the registration statement in the event that the registration statement is reviewed by the Securities and Exchange Commission and the Securities and Exchange Commission issues comments.

If (i) the registration statement is not filed within 45 days of the applicable termination date, (ii) the registration statement is not declared effective by the Securities and Exchange Commission within 30 calendar days after the Company is notified that registration statement is not being reviewed by the Securities and Exchange Commission, in the case of a no review, (iii) the registration statement is not declared effective by the Securities and Exchange Commission within 180 calendar days of the initial filing date of the registration statement in the case of a review by the Securities and Exchange Commission pursuant to which the Securities and Exchange Commission issues comments or (iv) the registration statement ceases to remain continuously effective for more than 10 consecutive calendar days or more than an aggregate of 15 calendar days during any 12-month period after its first effective date, then the Company is subject to liquidated damage payments to the holders of the shares sold in the private placement in an amount equal to 1.0% of the aggregate purchase price paid by such purchasers per month of delinquency, provided, however, that the Company will not be required to make any payments any of the foregoing events occurred at such time that all securities registered or to be registered in the registration statement are eligible for resale pursuant to Rule 144 (without volume restrictions or current public information requirements) promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended and provided, further, that the Company will not be required to make any liquidated damage payments with respect to any securities registered or to be registered in the registration statement that the Company is unable to register due to limits imposed by the Securities and Exchange Commission’s interpretation of Rule 415 under the Securities Act of 1933, as amended. Notwithstanding the foregoing, (i) the maximum aggregate liquidated damages due under the registration rights agreements dated December 31, 2013, April 4, 2014 and August 15, 2014 shall be 3% of the aggregate purchase price paid by the purchasers, (ii) the maximum aggregate liquidated damages due under the registration rights agreement dated December 19, 2014 shall be 6% of the aggregate purchase price paid by the purchasers and (iii) if any partial amount of liquidated damages remains unpaid for more than seven days, the Company shall pay interest of 18% per annum, accruing daily, on such unpaid amount.

Pursuant to the registration rights agreements, the Company must maintain the effectiveness of the registration statement from the effective date until the date on which all securities registered under the registration statement have been sold, or are otherwise able to be sold pursuant to Rule 144 without volume or manner-of-sale restrictions, subject to the right to suspend or defer the use of the registration statement in certain events.

The Company filed a registration statement on May 20, 2015, which was declared effective on June 12, 2015 to satisfy the requirements under the registration rights agreements with the purchasers of its common stock and warrants.

Stock based payable

The Company is obligated to issue shares of its common stock to board members and consultants for past and future services.  The estimated liability as of September 30, 2015 and December 31, 2014 of $-0- and $226,305 was determined based on services rendered for past services as of September 30, 2015 and December 31, 2014, respectively.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 7 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “2012 Plan) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The 2012 Plan provides for the issuance of options to purchase up to 11,686,123 (as amended) shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the 2012 Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only. The Board of Directors of the Company or a committee thereof administers the 2012 Plan and determines the exercise price, vesting and expiration period of the grants under the 2012 Plan. However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for any other grantee. The fair value of the common stock is determined based on (i) if the common stock is listed on an established stock exchange or national market system, the arithmetic mean of the sales prices (or the closing bids, if no sales were reported) for the ten trading days immediately preceding the day of determination, (ii) if the common stock is regularly quoted by a recognized securities dealer but selling prices are not reported, the mean between the high bid and low asked prices on the day of determination (or if none were reported on that date, on the last trading date such bids and asks were reported) or (iii) in the absence of an established market, by the administrator in good faith.

Additionally, the vesting period of the grants under the 2012 Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. The Company reserved 1,250,000 shares of its common stock for future issuance under the terms of the 2012 Plan.

During the nine months ended September 30, 2015, the Company granted an aggregate of 1,425,000 options to purchase the Company’s common stock to officers, directors and key consultants.

The following table presents information related to stock options at September 30, 2015:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	1,169,642	5.4	877,642
2.01-3.00	5,935,548	6.6	4,204,492
3.01-4.00	300,000	9.5	300,000
	7,405,190	6.5	5,382,134

A summary of the stock option activity and related information for the 2012 Plan for the nine months ended September 30, 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,990,190	$2.25	6.7	3,267,692
Grants	1,425,000	2.70	10.0	-
Exercised	(10,000)	2.09
Canceled	-
Outstanding at September 30, 2015	7,405,190	$2.34	6.5	$-
Exercisable at September 30, 2015	5,382,134	$2.35	6.5	$-

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.40 as of September 30, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities until sufficient data exists to estimate the volatility using the Company’s own historical stock prices. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2015 was estimated using the Black-Scholes pricing model.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.

During the nine months ended September 30, 2015, the Company granted an aggregate of 1,425,000 options to purchase the Company’s common stock in connection with the services rendered at exercise prices from $1.74 to $3.99 per share for a term of seven years.  Vesting is as follows:

450,000	50% immediately, 50% at first year anniversary
130,000	1/4 per quarter, over one year
65,000	50%, immediately, 50% performance contingent
300,000	1/12 per month beginning first month anniversary
480,000	Exercisable immediately
1,425,000

The fair value of the granted options for the nine months ended September 30, 2015 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.56% to 130.30%
Risk free rate:	1.19% to 2.37%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$1.40 to $3.99
Estimated forfeiture rate	0%

On April 22, 2015, the Company issued 10,000 shares of common stock in exchange for options exercised at $2.09 per share.

The fair value of all options vesting during the three and nine months ended September 30, 2015 of $836,425 and $3,793,152, respectively, and during the three and nine months ended September 30, 2014 of $1,543,162 and $2,099,501, respectively, was charged to current period operations.  Unrecognized compensation expense of $1,947,139 at September 30, 2015 will be expensed in future periods.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

Restricted Stock

The following table summarizes the restricted stock activity for the nine months ended September 30, 2015:

Restricted shares issued as of January 1, 2015	-
Granted	175,000
Total restricted shares issued as of September 30, 2015	175,000
Vested restricted shares as of September 30, 2015	(-)
Unvested restricted shares as of September 30, 2015	175,000

Stock based compensation expense related to restricted stock grants was $100,492 and $238,122 for the three and nine months ended September 30, 2015; $-0- for the three and nine months ended September 30, 2014.  As of September 30, 2015, the stock-based compensation relating to restricted stock of $153,878 remains unamortized.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at September 30, 2015:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	3,940,057	February 2018 to September 2018
$1.84	35,076	January 2020
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	6,372,677

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

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

On May 8, 2015, the Company issued 4,000 shares of common stock in exchange for 4,000 warrants exercised at $2.50 per share.

On May 11, 2015, the Company issued an aggregate of 374,641 warrants to purchase the Company’s common stock at $1.50 per share expiring on May 11, 2020 in connection with the sale of the Company’s Series C Preferred stock.

On August 17, 2015, the Company issued 100,000 and 100,000 warrants to purchase the Company’s common stock at $2.00 and 2.50 per share, respectively, expiring on August 17, 2018 in connection with services provided.  Both warrants vest at 1/12 per month over one year.  The fair value of the vested portion of the issued warrants of $44,464 was charged to current period operations and was determined using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities of 118.80%, risk free rate of 0.92%, dividend yield of -0- and fair value of the Company’s common stock of $1.40.

A summary of the warrant activity for the nine months ended September 30, 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,113,990	$1.71	3.6	6,041,436
Grants	3,022,471	2.79	2.2	-
Exercised	(164,184)	1.58
Canceled	(1,599,600)	$2.50
Outstanding at September 30, 2015	6,372,677	$2.03	3.0	$536,265

Vested and expected to vest at September 30, 2015	6,372,677	$2.03	2.8	$536,265
Exercisable at September 30, 2015	6,189,345	$2.02	2.8	$536,265

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.40 as of September 30, 2015, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

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
SEPTEMBER 30, 2015
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

As of September 30, 2015 or December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative and warrant liabilities as level 3 and values its derivatives using the methods discussed in Note 5. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of September 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of September 30, 2015, in the amount of $220,333 and $1,816,317, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of September 30, 2015:

	Warrant Liability	Derivative
Balance, December 31, 2014	$-	$-
Total (gains) losses
Initial fair value of derivative at March 31, 2015, reclassified from equity	-	1,242,590
Initial fair value of warrant liability at March 31, 2015, reclassified from equity	4,097,444	-
Initial fair value of derivative at date of issuance of Series C Preferred Stock	-	250,540
Initial fair value of warrant liability at the date of issuance	334,784	-
Transfers out due to conversion of Series C Preferred Stock	-	(572,435)
Transfers out due to exercise of warrants	(265,955)	-
Mark to market to September 30, 2015	(2,349,956)	(700,362)
Balance, September 30, 2015	$1,816,317	$220,333
Gain on change in warrant and derivative liabilities for the nine months ended September 30, 2015	$2,349,956	$700,362

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price decreases for each of the related derivative instruments, the value to the holder of the instrument generally decreases, therefore decreasing the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

Index

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015
(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On October 9, 2015, the Company issued an aggregate of 42,334 shares of its common stock in exchange for 50 shares of the Company’s Series C Preferred Stock and accrued dividends.

On October 16, 2015, the Company issued an aggregate of 16,934 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

On October 20, 2015, the Company issued an aggregate of 84,667 shares of its common stock in exchange for 100 shares of the Company’s Series C Preferred Stock and accrued dividends.

On October 19, 2015, the Company issued options to purchase 100,000 shares of its common stock to a consultant for services at an exercise price of $1.56 per share; vesting annually over two years and expiring ten years from the date of issuance.

On October 20, 2015, the Company issued options to purchase an aggregate of 275,000 shares of its common stock to a board member for services at an exercise price of $1.56 per share with 25,000 options vesting over one year on a monthly basis and 250,000 vesting quarterly over three years .  All options expire ten years from the date of issuance.

On October 23, 2015, the Company entered into a securities purchase agreement with investors, pursuant to which we issued 216,669 shares of the Company’s common stock and warrants expiring October 23, 2018 to purchase 108,336 shares of our common stock for aggregate cash proceeds of $325,000. As part of this private placement transaction of our common stock and warrants, a related party had purchased an aggregate of 66,667 shares of common stock and a warrant to purchase 33,334 shares of common stock for an aggregate purchase price of $100,000.

In connection with the private placement, the Company issued 11,334 warrants to purchase our stock in connection with the placement services at the exercise price of $1.50 per share expiring October 23, 2018 for investment banking services.

On October 29, 2015, the Company entered into a securities purchase agreement with investors, pursuant to which we issued 86,667 shares of the Company’s common stock and warrants expiring October 29, 2018 to purchase 43,334 shares of our common stock for aggregate cash proceeds of $130,000.

In connection with the private placement, the Company issued 6,134 warrants to purchase our stock in connection with the placement services at the exercise price of $1.50 per share expiring October 29, 2018 for investment banking services.

On November 2, 2015, the Company issued an aggregate of 14,394 shares of its common stock in exchange for 17 shares of the Company’s Series C Preferred Stock and accrued dividends.

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

Business Overview

We are a development stage medical device company that is developing a proprietary technology platform to minimize noise and artifacts from cardiac recordings during electrophysiology studies and ablation.  We are developing the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP System, a surface electrocardiogram and intracardiac multichannel recording and analysis system that acquires, processes and displays electrocardiogram and electrograms required during electrophysiology (EP) studies and ablation procedures.

The PURE EP System is designed to assist electrophysiologists in making clinical decisions in real-time by providing information that, we believe, is not easily obtained, if at all, from any other equipment presently used in electrophysiology labs.  The PURE EP System’s ability to acquire high fidelity cardiac signals will potentially increase these signals’ diagnostic value, and therefore offer improved accuracy and efficiency of the EP studies and related procedures.  We are developing signal processing tools within the PURE EP System. We believe that these will assist electrophysiologists in further differentiating true signals from noise, and will provide guidance in identifying ablation targets.

Since June 2011, we have collaborated with physicians affiliated with the Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas for initial technology validation.  The physicians affiliated with the Texas Cardiac Arrhythmia Institute have provided us with digital recordings obtained with conventional electrophysiology recording systems during different stages of electrophysiology studies.  Using our proprietary signal processing tools that are part of the PURE EP System, we analyzed these recordings and successfully removed baseline wander, noise and artifacts from the data thereby providing better diagnostic quality signals.

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

●
We are developing signal processing tools within the PURE EP System that will assist electrophysiologists in further differentiating true signals from noise, which may potentially provide guidance in identifying ablation targets.  The signal processing tools are expected to be an integral part of the software of the PURE EP System, which we believe will significantly facilitate the locating of ablation targets.

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

Index

●	In the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype, which has since been completed.

●	In the fourth quarter of 2014, we appointed Dr. Samuel J. Asirvatham from Mayo Clinic as a member of our Scientific Advisory Board and initiated plans for pre-clinical studies at Mayo Clinic.

●
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from Mayo Clinic as a member of our Scientific Advisory Board.  On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first pre-clinical study at the Mayo Clinic in Rochester, MN.

●	On June 10, 2015, Drs. Asirvatham and Venkatachalam performed our second pre-clinical study at the Mayo Clinic in Rochester, Minnesota.
●	Our third pre-clinical study at the Mayo Clinic in Rochester, Minnesota is scheduled for November 17, 2015.

We recently completed testing of the assembled components of the PURE EP System prototype in order to validate the design of the prototype. We conducted our first and second pre-clinical studies on March 31, 2015 and June 10, 2015, respectively, at the Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System and show its advantages as compared to electrophysiology recorders currently on the market. We have also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.

We believe that by the first half of 2017, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System.  Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2015 were $300,783, an increase of $156,552, or 108.5%, from $144,231 for the three months ended September 30, 2014. This increase is primarily due to increase in activity level and increased personnel and consulting expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2015 were $2,170,698, a decrease of $1,625,565, or 42.8%, from $3,796,263 incurred in the three months ended September 30, 2014. This decrease is primarily due to less stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year.

Payroll related expenses increased to $178,212 in the current period from $105,975 for the three months ended September 30, 2014, an increase of $72,237.  The increase is due to added personnel in the current period.   We incurred $1,416,737 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2015 as compared to $3,404,924 in stock based compensation for the same period in 2014.

Index

Professional services for the three months ended September 30, 2015 totaled $52,301, a decrease of $80,829, or 60.7%, over the $133,130 recognized for the three months ended September 30, 2014. Of professional services, legal fees totaled $46,301 for the three months ended September 30, 2015, a decrease of $79,929, or 63.3%, from $126,230 incurred for the three months ended September 30, 2014.  Accounting fees incurred in the three months ended September 30, 2015 amounted to $6,000, a decrease of $1,000, or 14.3%, from $7,000 incurred in same period last year.  The significant decrease in professional service fees was primarily related to legal and auditing fees incurred associated with our registration statements filed in the prior period.

Consulting and investor relations fees for the three months ended September 30, 2015 were $316,148 as compared to $-0- incurred for the three months ended September 30, 2014.  [The increase in consulting and investor relations fees during the three months ended September 30, 2015 relate to [us becoming a public company][NTD: Update as BioSig was also a public company during the three month period during the prior year].

Travel, meals and entertainment costs for the three months ended September 30, 2015 were $73,530, an increase of $44,914, or 157.0%, from $28,616 incurred in the three months ended September 30, 2014. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended September 30, 2015 totaled $82,553, an increase of $63,056 or 323%, from $19,497 incurred in three months ended September 30, 2014, primarily due to expansion to our corporate office in Minnesota and temporary housing for interns during the current period.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2015 totaled $2,607, a decrease of $1,286, or 33.0%, over the expense of $3,893 incurred in the three months ended September 30, 2014, as a result of the aging of office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended September 30, 2015, we incurred a gain on change in fair values of these derivatives of $2,851,755 as compared to $-0- for the same period during the prior year.

Interest Expense.  Interest expense for the three months ended September 30, 2015 totaled $-0-, a decrease of $862 from interest expense of $862 incurred during the same period last year. In the three months ended September 30, 2014, our interest costs were primarily related to credit card financing charges.

Financing Costs.  Financing costs for the three months ended September 30, 2015 totaled $-0- from $14,754 incurred during the three months ended September 30, 2014. Financing costs during the three months ended September 30, 2014 were primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2015 totaled $53,048, a decrease of $10,039, or 15.9% from $63,087 incurred during the three months ended September 30, 2014. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.  In second quarter of 2014, the Series A and Series B Preferred Stock was converted to common.

Net Income (Loss). As a result of the foregoing, net income for the three months ended September 30, 2015 was $324,619, compared to a net loss of $4,023,090 for the three months ended September 30, 2014.

Index

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2015 were $931,360, an increase of $565,085, or 154.30%, from $366,275 for the nine months ended September 30, 2014. This increase is primarily due to increase in activity level and increased personnel and consulting expenses.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2015 were $9,016,631, an increase of $4,134,301, or 84.7%, from $4,882,330 incurred in the nine months ended September 30, 2014. This increase is primarily due to stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year.

Payroll related expenses increased to $827,470 in the current period from $268,307 for the nine months ended September 30, 2014, an increase of $559,163.  The increase is due to additional hiring and bonus compensation paid in the current period.   We incurred $6,631,374 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2015 as compared to $3,962,000 stock based compensation for the same period in 2014.

Professional services for the nine months ended September 30, 2015 totaled $309,865, an increase of $3,413, or 1.1%, over the $306,452 recognized for the nine months ended September 30, 2014. Of professional services, legal fees totaled $239,865 for the nine months ended September 30, 2015, a decrease of $7,207, or 2.9%, from $247,072 incurred for the nine months ended September 30, 2014. Accounting fees incurred in the nine months ended September 30, 2015 amounted to $70,000, an increase of $10,620, or 17.9%, from $59,380 incurred in same period last year.

Consulting and investor relations fees for the nine months ended September 30, 2015 was $628,550 as compared to $-0- incurred for the nine months ended September 30, 2014.  The increase in consulting and investor relations fees relates to us being a public company for the full nine-month period ending September 30, 2015.

Travel, meals and entertainment costs for the nine months ended September 30, 2015 were $238,276, an increase of $167,291, or 235.7%, from $70,985 incurred in the nine months ended September 30, 2014. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the nine months ended September 30, 2015 totaled $133,912, an increase of $78,862 or 143.3%, from $55,050 incurred in nine months ended September 30, 2014, primarily due to expansion to our corporate office in Minnesota and temporary housing for interns during the current period.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2015 totaled $7,948, a decrease of $4,514, or 36.2%, over the expense of $12,462 incurred in the nine months ended September 30, 2014, as a result of the aging of office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred stock and certain warrants with reset (anti-dilution) provisions.  During the nine months ended September 30, 2015, we incurred a gain on change in fair values of these derivatives of $3,050,318 as compared to $-0- for the same period, last year.

Interest Expense.  Interest expense for the nine months ended September 30, 2015 totaled $1,298, a decrease of $8,620 from interest expense of $9,918 incurred during the same period last year. In the nine months ended September 30, 2015 and 2014, our interest costs were comprised primarily related to credit card financing charges.

Financing Costs.  Financing costs for the nine months ended September 30, 2015 totaled $529,704 from $593,770 incurred during the nine months ended September 30, 2014. Financing costs were primarily related to the fees paid related to the issuance of our Series A and Series B Preferred Stock in 2011 and 2012 and a beneficial conversion feature in our Series C Preferred Stock. During 2015, upon issuance of additional Series C Preferred Stock and associated warrants, we incurred additional financing costs related to the conversion features.

Index

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2015 totaled $244,516, an increase of $14,182, or 6.2% from $230,334 incurred during the nine months ended September 30, 2014. Preferred stock dividends are primarily related to the issuance of our Series A, Series B and Series C Preferred Stock from 2011 through 2013.  In second quarter of 2014, the Series A and Series B Preferred Stock was converted to common.  The increase in the current period is primarily due to our requirement of a “make whole” dividend payment upon the Series C conversions.

Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2015 was $7,681,139, compared to a net loss of $6,095,089 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

As of September 30, 2015, we had a working capital deficit of $2,181,609, comprised of cash of $334,559 and prepaid expenses of $201,242, which was offset by $342,985 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $337,775 and an aggregate of $2,036,650 of warrant and derivative liabilities. For the nine months ended September 30, 2015, we used $3,431,733 of cash in operating activities and $11,583 of cash in investing activities. Cash provided by financing activities totaled $3,538,094, comprised of proceeds from the sale of our common stock of $3,042,213, proceeds from sale of our Series C Preferred stock of $450,000 and proceeds from exercise of options and warrants of $45,881. In the comparable period in 2014, $1,537,292 was raised through the sale of our common stock, with repayments of related party advances of $30,281. At September 30, 2015, we had cash of $334,559 compared to $268,877 at September 30, 2014. Our cash is held in bank deposit accounts. At September 30, 2015 and December 31, 2014, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2015 and 2014 was $3,431,733 and $1,535,858, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from 1) increased research and development and general and administrative expenses due to the continued development of our operations and 2) reduction of our outstanding accounts payable by $213,754.

We used $11,583 cash for investing activities for the nine months ended September 30, 2015, compared to $3,963 for the nine months ended September 30, 2014.  During the nine months ended September 30, 2015, we purchased office furniture and computer equipment of $8,971 and paid a long term lease deposit of $2,612.

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

Index

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at September 30, 2015 and December 31, 2014 was $-0-.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2015 and December 31, 2014, we did not have any derivative instruments that were designated as hedges.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

BIOSIG TECHNOLOGIES, INC.

Date: November 13, 2015	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)