Form 10-Q/A
period 2015-09-30
BioSig Technologies, Inc.
filed 2015-11-18
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 (this "Amendment") to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, originally filed with the Securities and Exchange Commission (the "SEC") on November 13, 2015 (the "Original Filing"), solely for the purpose of correcting a typographical error on the header page. An incorrect box was checked that corresponds to whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. We are also including with this Amendment the complete text of Item 6 of the Original Filing as amended.

This Amendment is limited in scope to the portions of the Original Filing discussed above and does not amend, update or change any other items or disclosures contained in the Original Filing. This Amendment continues to speak as of the date of the Original Filing and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.

ITEM 6.  EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Calculation Linkbase Document

101 LAB*	XBRL Taxonomy Labels Linkbase Document

101 PRE*	XBRL Taxonomy Presentation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*Exhibits were previously filed with the BioSig Technologies Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, filed with the Securities and Exchange Commission on November 13, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: November 17, 2015	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: November 17, 2015	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)