Form 10-K
period 2015-12-31
BioSig Technologies, Inc.
filed 2016-03-14
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

Commission File Number 000-55473

BIOSIG TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		26-4333375
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

8441 Wayzata Blvd, Suite 240 Minneapolis, MN	55426	(763) 999-7331
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015, based on the price at which the common stock was last sold on such date, is $14,284,005. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 14, 2016, there were 17,250,703 shares of the registrant’s common stock outstanding.

PART I

ITEM 1 – BUSINESS

Forward-Looking Statements

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Corporate Structure

We were formed as BioSig Technologies, Inc., a Nevada corporation, in February 2009 and in April 2011 we merged with our wholly-owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. We are principally devoted to improving the quality of cardiac recordings obtained during ablation of atrial fibrillation (AF) and ventricular tachycardia (VT). We have not generated any revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The PURE EP System is designed to assist electrophysiologists in making clinical decisions in real-time by providing information that, we believe, is not always easily obtained, if at all, from any other equipment presently used in electrophysiology labs.  The PURE EP System’s ability to acquire high fidelity cardiac signals will potentially increase these signals’ diagnostic value, and therefore offer improved accuracy and efficiency of the EP studies and related procedures.  We are developing signal processing tools within the PURE EP System. We believe that these will assist electrophysiologists in further differentiating true signals from noise, and will provide guidance in identifying ablation targets.

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

We are focused on improving the quality of cardiac recordings obtained during ablation of atrial fibrillation, the most common cardiac arrhythmia, and ventricular tachycardia, an arrhythmia evidenced by a fast heart rhythm originating from the lower chambers of the heart, which can be life-threatening. Cardiac ablation is a procedure that corrects conduction of electrical impulses in the heart that cause arrhythmias.  During this invasive procedure, a catheter is usually inserted using a venous access into a specific area of the heart. A special radiofrequency generator delivers energy through the catheter to small areas of the heart muscle that cause the abnormal heart rhythm.  According to a 2009 article in Circulation: Arrhythmia and Electrophysiology, ablation is superior to pharmacological treatments and is becoming a first line of therapy for certain patients with arrhythmias (“Treatment of Atrial Fibrillation With Antiarrhythmic Drugs or Radiofrequency Ablation,” Circulation: Arrhythmia and Electrophysiology (2009) 2: 349-361).

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

●
We have established clinical and/or advisory relationships for both technology development and validation studies with physicians and researchers affiliated with the following medical centers: Texas Cardiac Arrhythmia Institute, Austin, TX; Cardiac Arrhythmia Center at the University of California at Los Angeles, Los Angeles, CA; Mount Sinai Medical Center, New York, NY; Beaumont Medical Center, Detroit, MI; University Hospitals Case Medical Center, Cleveland, OH; The Heart Rhythm Institute, University of Oklahoma Health Sciences Center, Oklahoma City, OK; and Mayo Clinic, Rochester, MN.

●
The Cardiac Arrhythmia Center at the University of California at Los Angeles and Dr. Kalyanam Shivkumar, a former member of our board of directors, have played a significant role in the initial functional testing of our hardware.  Dr. Shivkumar and his team have enabled us to learn the connectivity of the lab and its devices that pertain to where our PURE EP System will fit in. In June 2013, we commenced our first proof of concept pre-clinical study with the assistance of Dr. Shivkumar in order to further test the components of the PURE EP System hardware, as further explained below.

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

●	In the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype, which has since been completed.

●	In the fourth quarter of 2014, we appointed Dr. Samuel J. Asirvatham from the Mayo Clinic as a member of our Scientific Advisory Board and initiated plans for pre-clinical studies at Mayo Clinic.

●
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from the Mayo Clinic as a member of our Scientific Advisory Board.  On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first pre-clinical study at the Mayo Clinic in Rochester, MN.

●	On June 10, 2015, Dr. Asirvatham performed our second pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

●	On November 17, 2015, Dr. Asirvatham performed our third pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

We conducted our first, second and third pre-clinical studies on March 31, 2015, June 10, 2015 and November 17, 2015 respectively, at the Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System and show its advantages as compared to electrophysiology recorders currently on the market. We have also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.

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

One study found that arrhythmia-free survival rates after a single catheter ablation procedure were 40%, 37%, and 29% at one, two and five years, respectively, with most recurrences over the first six months (“Catheter Ablation for Atrial Fibrillation - Are Results Maintained at 5 Years of Follow-Up?” J Am Coll Cardiol. (2011) 57(2):160-166).  Another study stated that catheter ablation of atrial fibrillation has been shown to be effective in approximately 80% of patients after 1.3 procedures per patient, with approximately 70% of such patients requiring no further antiarrhythmic drugs during intermediate follow-up (Updated Worldwide Survey on the Methods, Efficacy, and Safety of Catheter Ablation for Human Atrial Fibrillation Circulation: Arrhythmia and Electrophysiology (2010) 3: 32-38).

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

Most cardiac arrhythmias are well understood and ablation simply requires destroying a small area of heart tissue possessing electrical abnormality. In contrast, complex arrythmias, such as atrial fibrillation and ventricular tachycardia, have complex pathophysiology and because knowledge of their origins and mechanisms are incomplete, ablation treatments for these arrhythmias are largely empirical.  Catheter ablation is now an important option to control recurrent ventricular tachycardias (“EHRA/HRS Expert Consensus on Catheter Ablation of Ventricular Arrhythmias,” Europace (2009) 11 (6): 771-817). Catheter ablation of ventricular tachycardia in nonischemic heart diseases can be challenging, and outcomes across different diseases are incompletely defined (“Catheter Ablation of Ventricular Tachycardia in Nonischemic Heart Disease,” Circulation: Arrhythmia and Electrophysiology (2012) 5: 992-1000).  In addition, limitations of atrial fibrillation ablation include the use of catheters designed for pinpoint lesions to perform large area ablations in a point-by-point fashion, and the dexterity required to perform the procedure (“New Technologies in Atrial Fibrillation Ablation,” Circulation (2009)). Furthermore, the length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests. Consequently, ablating atrial fibrillation and ventricular tachycardia have been regarded as being extremely difficult. Therefore, access to these procedures has been limited to being performed by only especially well-trained cardiologists; however, advancements in new technologies and techniques show a strong growth rate for these procedures.

According to the National Institute of Health National Heart Lung and Blood Institute, there are more than 3 million Americans suffering with atrial fibrillation and about 850,000 patients are hospitalized annually. As many as 600,000 new cases of atrial fibrillation are diagnosed each year. Despite the fact that physicians have been performing radiofrequency ablations since the 1990s, catheter-based treatment is offered to less than 3% of the atrial fibrillation patient population in the U.S. and Europe. According to Millenium Research Group (MRG), an increasing proportion of diagnosed atrial fibrillation cases are now being treated via ablation, as both physician confidence and the devices used in these procedures improve. A growing amount of positive clinical data has been demonstrating the efficacy of AF ablation when compared to the traditional first-line treatment of anti-arrhythmic drugs. As a result, AF ablation is becoming the fastest growing procedure type in this market, increasing at an average annual rate of 16 percent from 2012 to 2016. The American College of Cardiology Foundation/American Heart Association Task Force reported that catheter-directed ablation of atrial fibrillation represents a substantial achievement that promises better therapy for a large number of patients presently resistant to pharmacological or electrical conversion to sinus rhythm (“2011 ACCF/AHA/HRS Focused Update on the Management of Patients With Atrial Fibrillation (Updating the 2006 Guideline)”). However, rates of success and complications may vary, sometimes considerably.

According to the Heart Rhythm Society, ventricular tachycardia is the most dangerous arrhythmia since it may result in ventricular fibrillation, a rapid chaotic heartbeat in the lower chambers of the heart.  Because the fibrillating muscle cannot contract and pump blood to the brain and vital organs, ventricular fibrillation is the number one cause of sudden cardiac death accounting for more than 350,000 deaths in the U.S. each year. Ventricular tachycardia is typically treated with implantable cardioverter defibrillators, or ICDs, or a combination of ablation along with an ICD.  The American College of Cardiology/American Heart Association Task Force on Practice Guidelines/European Society of Cardiology Committee for Practice Guidelines, or ACC/AHA/ESC, 2009 guidelines recommend ablation in patients who either have sustained predominantly monomorphic ventricular tachycardia that is drug resistant, are drug intolerant or do not wish for long-term drug therapy. According to a recent study, catheter ablation has been found to reduce ventricular tachycardia/ventricular fibrillation recurrences and thereby ICD interventions, including ICD shocks, by approximately 75% in patients that have undergone multiple ICD shocks (Kuck, “Should Catheter Ablation be the Preferred Therapy for Reducing ICD Shocks? Ventricular Tachycardia in Patients With an Implantable Defibrillator Warrants Catheter Ablation,” Circulation: Arrhythmia and Electrophysiology (2009) 2: 713-720). More importantly, according to Kuck, catheter ablation is the only treatment that can terminate and eliminate incessant ventricular tachycardia and acutely abolish electrical storm in ICD patients. Typically, patients who receive ICDs are at high risk for recurrent arrhythmia; hence, most patients receive one or more ICD therapies for spontaneous arrhythmias after implantation. Despite the technological evolution of ICD systems, more than 20% of shocks are due to supraventricular arrhythmia and hence are inappropriate. Although the ICD aborts ventricular tachycardia/ventricular fibrillation, many patients continue to have symptoms. These shocks are physically and emotionally painful and lead to poor quality of life and adverse psychological outcomes in patients and their families.

According to Dr. Srijoy Mahapatra, the status of ventricular tachycardia ablation is growing at a 14-17% compound annual growth rate due to the fact that ablation of ventricular tachycardia may help patients feel better and live longer, despite the risks, including the occurrence of stroke, and the modest success rates.  The success of ventricular tachycardia ablation varies, depending on the patient’s specific heart condition that caused ventricular tachycardia. The procedure is most effective in patients with otherwise normal hearts, in whom the success rate exceeds 90%. In patients with structural heart disease resulting from scar or cardiomyopathy, success rates range between 50% and 75% at six to 12 months. In cases in which a patient experiences a recurrence, two of three patients will still have less ventricular tachycardia than before the initial ablation (Circulation (2010) 122: e389-e391). Therefore, we believe that ablation will continue to become a preferred treatment for ventricular tachycardia, especially in light of the challenges presented by ICD therapies; this increase in demand for ablation procedures will likely also increase the demand for technological advances in medical devices essential to ablation procedures, including electrophysiology recorders, in order to better support and ablation procedures.

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

Initial Analysis

According to S. J. Asirvatham, MD, et. al. (“Signals and Signal Processing for the Electrophysiologist,” Circ Arrhythm Electrophysiol. (2011) 4:965-973), recording environments in a typical electrophysiology laboratory presents challenging situations.  S. J. Asirvatham, MD, et. al., state, “Successful mapping and ablation in the electrophysiology laboratory is critically dependent on acquiring multiple, low-amplitude, intracardiac signals in the presence of numerous sources of electric noise and interference and displaying these signals in an uncomplicated and clinically relevant fashion, with minimal artifacts. This represents a significant engineering challenge and, in real-life electrophysiology laboratory, is not always successful.”

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

We evaluated the signal quality (amplitude, morphology and duration) of the different recorders, along with the ability of the recorders to reduce noise level and remove baseline wander, which are the cardiac signals that have shifted from the isoelectric line (the base line of the signal tracing). The electrocardiogram and intracardiac signals subjected to the PURE EP System’s signal processing showed less baseline wander, noise and artifacts compared to the conventional electrophysiology recorders.  Further, spaciotemporal characteristics of signals were greatly distorted by the conventional electrophysiology system, particularly when a notch filter was used, as compared to the recording of the same spaciotemporal characteristics by the PURE EP System.  A notch filter is used to remove a specific frequency from the signal, especially either 60Hz in the U.S. and 50Hz in Europe, and can be implemented in hardware or software.

To date, we have not conducted any studies of the data produced by our technology that have been subjected to any third-party review, as would be required for the publication of a formal study.  If we are able to demonstrate a similar level of success in removing baseline wander and reducing noise level for our planned pre-clinical and clinical studies and trials, we believe that the PURE EP System’s signal processing will become a vital part of electrophysiology labs and will greatly assist in the ablation treatment for complex arrhythmias, including atrial fibrillation and ventricular tachycardia.

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

Subsequently, in the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype.  Because the proof of concept unit was designed to verify the capabilities of the main components of the PURE EP System, we established a list of tasks necessary to complete the prototype (which we intend to use for end-user preference studies, additional pre-clinical studies and research studies), which has since been completed.

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

We conducted our first, second and third pre-clinical studies on March 31, 2015, June 10, 2015 and November 17, 2015 respectively, at the Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System and show its advantages as compared to electrophysiology recorders currently on the market. We have also begun planning and implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.

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

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2015 and 2014 were $1,238,548 and $547,996, respectively.

Sales, Marketing and Customer Service

We plan to implement a market development program prior to launch of our PURE EP System. As the product progresses through development and testing, we intend to gather the data produced by the PURE EP System’s processing and presenting electrocardiogram and intracardiac signals and use such data for posters, presentations at cardiology conferences, and, if appropriate, submissions to scientific journals.  We believe that as we gather additional data from our existing proof of concept tests and our planned pre-clinical and clinical studies and user preference studies, we will be able to better determine the focus of our marketing efforts. We also plan to leverage our relationships with cardiac research and treatment centers to gain early product evaluation and validation. We believe that through these efforts, we may be able to gain preliminary acceptance of our PURE EP product by experienced professionals and academics in the electrophysiology field.

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

Intellectual Property

Patents

Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology.   Our co-founder and former chief technology officer, Budimir S. Drakulic, Ph.D., conceived of the proprietary elements of the PURE EP System in 2009 and 2010. We filed a patent application with the U.S. Patent and Trademark Office in December 2013 directed at systems and methods for the evaluation of electrophysiology systems. In March 2014, the inventors listed on the patent application filed in December 2013 assigned all of their rights to the patent application to us. In December 2014, we filed this patent application under the Patent Cooperation Treaty (PCT) with the U.S. Receiving Office.

We intend to file one or more additional patents in the U.S. in the future. Our patent application filed in December 2013 represents a significant portion of our core proprietary intellectual property.  Our patent application filed in December 2013 describes a system that can show comparative output of any two cardiac signal systems—such as the PURE EP System as compared to a competitor system, thus showing the value of the PURE EP System.

This patent application describes signal processing evaluators that assess how well a cardiac signal system reading a cardiac signal (such as the PURE EP System or another system) filters out noise, such as non-cardiac signals or other body-generated artifacts.  Such noise is filtered by such systems with varying success, thus, an evaluator such as described in the patent application may be used to provide comparison data for a particular system versus another given the same or similar input.  The patent application also describes a simulator that can send a simulated signal to a cardiac signal system (the PURE EP System or another system) in order to challenge such cardiac signal system to filter out typical noise.  These are adjunct technologies that can be used to show the value of the PURE EP System as compared to other systems existing in the market. The additional patent applications that we intend to file in the U.S. in the future are expected to represent portions of the hardware and software technology associated with our PURE EP System, which technology includes a cardiac signal system that reads cardiac signals and filters such cardiac signals from noise such as non-cardiac signals or other body-generated artifacts.  Upon filing of such patent applications, we believe that the novel aspects of our PURE EP System should be subject to pending patent application; however, we cannot be assured that all of the patents related to our patent applications, if any, will be granted.

Trademarks

In December 2015, our trademark for “PURE EP” went live in the U.S.

Government Regulation

Our solutions include software and hardware which will be used for patient diagnosis and, accordingly, are subject to regulation by the U.S. Food and Drug Administration and other regulatory agencies.  U.S. Food and Drug Administration regulations govern, among other things, the following activities that we perform and will continue to perform in connection with:

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

Employees

As of March 14, 2016, we had 11 full-time employees.  Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

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

As shown in the accompanying financial statements during years ended December 31, 2015 and 2014, we incurred net losses attributable to common stockholders of $9,812,974 and $8,773,399, respectively and used $4,523,751 in cash for operating activities for the year ended December 31, 2015. As of March 14, 2016, we had cash on hand of approximately $0.5 million. These factors, among others, raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

Our existence is dependent upon management’s ability to develop profitable operations. We are devoting substantially all of our efforts to developing product candidates and there can be no assurance that our efforts will be successful. There is no assurance that can be given that our actions will result in profitable operations or the resolution of our liquidity problems.

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

We are an early development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, regulatory approval and clinical trial activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue and do not expect to generate revenues from the commercial sale of our products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	successful completion of the pre-clinical and clinical development of our products;

●	obtaining necessary regulatory approvals from the U.S. Food and Drug Administration or other regulatory authorities;

●	establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and

●	raising sufficient funds to finance our activities.

We might not succeed at all, or at any, of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.

 Our main product candidate, the PURE EP System, is in the early stages of development and will require substantially further capital expenditures, development, testing, and regulatory clearances prior to commercialization, especially given that we have not yet completed pre-clinical testing on this product. The development and regulatory approval process takes several years and it is not likely that the PURE EP System, even if successfully developed and approved by the U.S. Food and Drug Administration, will be commercially available for a number of years. In addition, due to budgetary constraints, we have not been able to devote the level of resources that we desired to our research and development efforts. The continued development of our product candidates is dependent upon our ability to obtain sufficient financing. However, even if we are able to obtain the requisite financing to fund our development program, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates could result in the failure of our business and a loss of all of your investment in our company.

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

Until and unless we receive approval from the U.S. Food and Drug Administration and other regulatory authorities for our products, we will not generate revenues from our products. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities or corporate collaboration and licensing arrangements. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately the next three months. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

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

Our product, the PURE EP System, may not deliver the levels of accuracy and reliability needed to make it a successful product in the marketplace, and the development of such accuracy and reliability may be indefinitely delayed or may never be achieved.  In addition, we may experience delays in the development of our technology for other reasons, including failure to obtain necessary funding and failure to obtain regulatory approvals.  Failure to develop this or other technology could have an adverse material effect on our business, financial condition, results of operations and future prospects.

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

Medical devices are subject to extensive and rigorous regulation by the U.S. Food and Drug Administration pursuant to the Federal Food, Drug, and Cosmetic Act, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the Federal Food, Drug, and Cosmetic Act and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive U.S. Food and Drug Administration clearance or approval before they can be commercially marketed in the U.S., and the U.S. Food and Drug Administration may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-market evaluation programs. The process of obtaining marketing clearance from the U.S. Food and Drug Administration for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product.  In addition, if we seek regulatory approval in non-U.S. markets, we will be subject to further regulatory approvals that may require additional costs and resources.  There is no assurance that we will obtain necessary regulatory approvals in a timely manner, or at all.

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

We believe that we understand the current laws and regulations to which our products will be subject in the future.  However, federal, state and foreign laws and regulations relating to the sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with such federal, state or foreign laws or regulations, we may fail to obtain regulatory approval for our products and, if we have already obtained regulatory approval, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may incur additional costs to seek government approvals, in addition to the clearance we intend to seek from the U.S. Food and Drug Administration in order to sell or market our products. If we are slow or unable to adapt to changes in existing regulatory requirements or the promulgation of new regulatory requirements or policies, we or our licensees may, following approval, lose marketing approval for our products which will impact our ability to conduct business in the future.

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

Reimbursement and health care payment systems in international markets vary significantly by country, and include both government-sponsored health care and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce additional clinical data, which may involve one or more additional clinical trials that compares the cost-effectiveness of our system to other available therapies. We may not obtain international reimbursement or pricing approvals in a timely manner, if at all. Our failure to receive international reimbursement or pricing approvals would negatively impact market acceptance of our system in the international markets in which those approvals are sought.

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

There are a number of groups and organizations, such as healthcare, medical device and software companies in the electrophysiology market that may develop a competitive offering to our products.  The largest companies in the electrophysiology market are GE, Johnson & Johnson, Boston Scientific, Siemens and St. Jude Medical.  All of these companies have significantly greater resources, experience and name recognition than we possess. There is no assurance that they will not attempt to develop similar or superior products, that they will not be successful in developing such products or that any products they may develop will not have a competitive advantage over our products. If we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess.  Should a superior offering come to market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on key officers, consultants and scientific and medical advisors, and their knowledge of our business and technical expertise would be difficult to replace.

We are highly dependent on our officers, consultants and scientific and medical advisors because of their expertise and experience in medical device development.  We do not have “key person” life insurance policies for any of our officers.  Moreover, if we are unable to obtain additional funding, we will be unable to meet our current and future compensation obligations to such employees and consultants. In light of the foregoing, we are at risk that one or more of our consultants or employees may leave our company for other opportunities where there is no concern about such employers fulfilling their compensation obligations, or for other reasons.  The loss of the technical knowledge and management and industry expertise of any of our key personnel could result in delays in product development, loss of customers and sales and diversion of management resources, which could adversely affect our results of operations.

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

We currently have no sales, marketing or distribution operations and, in connection with the expected commercialization of our planned products, will need to expand our expertise in these areas. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we would have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

●	we may not be able to attract and build an effective marketing or sales force;

●	the cost of establishing, training and providing regulatory oversight for a marketing or sales force may be substantial; and

●
there are significant legal and regulatory risks in medical device marketing and sales that we have never faced, and any failure to comply with applicable legal and regulatory requirements for sales, marketing and distribution could result in an enforcement action by the U.S. Food and Drug Administration, European regulators or other authorities that could jeopardize our ability to market our planned products or could subject us to substantial liability.

The liability of our directors and officers is limited.

The applicable provisions of the Delaware General Corporation Law and our Amended and Restated Certificate of Incorporation and By-laws limit the liability of our directors to us and our stockholders for monetary damages for breaches of their fiduciary duties, with certain exceptions, and for other specified acts or omissions of such persons. In addition, the applicable provisions of the Delaware General Corporation Law and of our Amended and Restated Certificate of Incorporation and By-laws provide for indemnification of such persons under certain circumstances. In the event we are required to indemnify any of our directors or any other person, our financial strength may be harmed.

Our product development program depends upon third-party researchers who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials

We do not have the ability to conduct all aspects of pre-clinical testing or clinical trials ourselves. We depend upon independent investigators and collaborators, such as commercial third-parties, government, universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs.  These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves.  The failure of any of these outside collaborators to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or pre-clinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect our pre-clinical testing or clinical trials, our success in obtaining regulatory approvals and, ultimately, the timely advancement of our development programs. In addition, these collaborators may also have relationships with other commercial entities, some of whom may compete with us.  If our collaborators assist our competitors at our expense, our competitive position would be harmed.

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

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program such as the Medicare and Medicaid programs. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal health care covered business, the statute has been violated. The federal Anti-Kickback Statute is broad and, despite a series of narrow safe harbors, prohibits many arrangements and practices that are lawful in businesses outside of the health care industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil and administrative sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal health care programs. An alleged violation of the federal Anti-Kickback Statute may be used as a predicate offense to establish liability pursuant to other federal laws and regulations such as the federal False Claims Act. Many states have also adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for health care items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act prohibits persons from knowingly filing, or causing to be filed, a false claim to, or the knowing use of false statements to obtain payment from, the federal government. Suits filed under the federal False Claims Act, known as “qui tam” actions, can be brought by any individual on behalf of the government and such individuals, commonly known as “relators” or “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. The frequency of filing qui tam actions has increased significantly in recent years, causing greater numbers of medical device and health care companies to have to defend a federal False Claim Act action. The federal Patient Protection and Affordable Care Act includes provisions expanding the ability of certain relators to bring actions that would have been previously dismissed under prior law. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties for each separate false claim. The Deficit Reduction Act of 2005 encouraged states to enact or modify their state false claims act to be at least as effective as the federal False Claims Act by granting states a portion of any federal Medicaid funds recovered through Medicaid-related actions. Most states have enacted state false claims laws, and many of those states included laws including qui tam provisions.

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

In addition, to the extent we commence commercial operations overseas, we will be subject to the federal Foreign Corrupt Practices Act and other countries’ anti-corruption/anti-bribery regimes, such as the U.K. Bribery Act. The federal Foreign Corrupt Practices Act prohibits improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Safeguards we implement to discourage improper payments or offers of payments by our employees, consultants, sales agents or distributors may be ineffective, and violations of the federal Foreign Corrupt Practices Act and similar laws may result in severe criminal or civil sanctions, or other liabilities or proceedings against us, any of which would likely harm our reputation, business, financial condition and results of operations.

Risks Related to Our Intellectual Property

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property.  We have filed a patent application with the U.S. Patent and Trademark Office, and we have filed this patent application under the Patent Cooperation Treaty (PCT) with the U.S. Receiving Office.  We plan to file additional patent applications in the U.S. and in other countries as we deem appropriate for our products.  Our applications have and will include claims intended to provide market exclusivity for certain commercial aspects of the products, including the methods of production, the methods of usage and the commercial packaging of the products. However, we cannot predict:

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

Given the fact that we may pose a competitive threat, competitors, especially large and well-capitalized companies that own or control patents relating to electrophysiology recording systems, may successfully challenge our current and planned patent applications, produce similar products or products that do not infringe our future patents, or produce products in countries where we have not applied for patent protection or that do not respect our patents.

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

Risks Related to our Common Stock

 The public trading market for our common stock is volatile and may result in higher spreads in stock prices, which may limit the ability of our investors to sell their shares of our common stock at a profit, if at all.

Our common stock trades in the over-the-counter market and is quoted on the OTCQB tier of the OTC Markets Group, Inc. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on national stock exchanges, which means that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically, our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers insufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

We do not know whether a market for our common stock will be sustained or what the market price of our common stock will be and as a result it may be difficult for our investors to sell their shares of our common stock.

Although our common stock now trades on the OTCQB, an active trading market for our shares may not be sustained. It may be difficult for our stockholders to sell their shares without depressing the market price for our shares or at all. As a result of these and other factors, our stockholders may not be able to sell their shares. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration. If an active market for our common stock does not develop or is not sustained, it may be difficult for our stockholders to sell shares of our common stock.

The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	the outcomes of potential future patent litigation;

●	our ability to monetize our future patents;

●	changes in our industry;

●	announcements of technological innovations, new products or product enhancements by us or others;

●	announcements by us of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments;

●	changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;

●	investors’ general perception of us;

●	future issuances of common stock;

●	the addition or departure of key personnel;

●	general market conditions, including the volatility of market prices for shares of technology companies, generally, and other factors, including factors unrelated to our operating performance; and

●	the other factors described in this “Risk Factors” section.

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

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

As of March 14, 2016, we have granted options to purchase 7,780,190 shares of common stock and have reserved 1,440,933 shares of our common stock for future issuances pursuant to our 2012 Equity Incentive Plan. In addition, as of March 14, 2016, we may be required to issue 880,681 shares of our common stock for issuance upon conversion of outstanding convertible preferred stock plus accrued dividends and 7,385,868 shares of our common stock for issuance upon exercise of outstanding warrants.  Should all of these shares be issued, our investors would experience dilution in ownership of our common stock and the price of our common stock would decrease unless the value of our company increases by a corresponding amount.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholder may make decisions with which you may disagree.

As of March 14, 2016, two of our stockholders beneficially owned over 45.43% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have new research coverage by securities and industry analysts. If we obtain securities or industry analyst coverage and if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

We are subject to financial reporting and other requirements that place significant demands on our resources.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will not make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

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

We will cease to be an emerging growth company upon the earliest to occur of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock under our registration statement on Form S-1 that became effective on June 23, 2014; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also not qualify as a smaller reporting company.  In addition, until such time, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

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

 The terms of our Series C Preferred Stock prohibit us from paying dividends in the future on our common stock. As a result, any return on investment may be limited to the value of our common stock.

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

The holders of our Series C Preferred Stock are entitled to receive a dividend, which may be increased if we do not comply with certain covenants.

The holders of the Series C Preferred Stock are entitled to a 9% annual dividend on the $1,000 per share stated value of our Series C Preferred Stock, which is payable in cash or, subject to the satisfaction of certain conditions, in pay-in-kind shares.  The dividend may be increased to a 18% annual dividend if we fail to comply with certain covenants, including our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings.   As a result of the payment of dividends related to our Series C Preferred Stock, we may be obligated to pay significant sums of money or issue a significant number of shares of our common stock, which could negatively affect our operations or result in the dilution of the holders of our common stock, respectively.

Our Series C Preferred Stock and certain of our warrants contain anti-dilution provisions that may result in the reduction of their conversion prices or exercise prices in the future.

Our Series C Preferred Stock and certain of our warrants contain anti-dilution provisions, which provisions require the lowering of the conversion price or exercise price, as applicable, to the purchase price of future offerings. Furthermore, with respect to such warrants, if we complete an offering below the exercise price of such warrants, the number of shares issuable under such warrants will be proportionately increased such that the aggregate exercise price payable after taking into account the decrease in the exercise price, shall be equal to the aggregate exercise price prior to such adjustment. If in the future we issue securities for less than the conversion or exercise price of our Series C Preferred Stock and such warrants, respectively, we will be required to further reduce the relevant conversion or exercise prices, and the number of shares underlying such warrants will be increased.  We may find it more difficult to raise additional equity capital while our Series C Preferred Stock and such warrants are outstanding.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

We maintain our principal executive office at 8441 Wayzata Blvd., Suite 240, Minneapolis, Minnesota.  In April 2015, we entered into a lease for approximately 1,741 square feet of office space commencing May 1, 2015 and expiring May 31, 2018 with initial monthly payments of $2,712.

We also maintain our engineering office at 12424 Wilshire Boulevard, Suite 745, Los Angeles, California.  On April 15, 2015, we extended our lease for office space in Los Angeles, California to August 31, 2017, with monthly payments of $6,733 beginning on September 1, 2015.  In connection with the lease of our office space in Los Angeles, California, we are obligated to lease parking spaces at an aggregate approximate cost of $978 per month.

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2016	$125,192
2017	96,024
2018	13,783
$234,999

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

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM.” Prior to October 29, 2014, there was no established trading price for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

Fiscal Year 2014
	High	Low
First Quarter	$-	$-
Second Quarter	$-	$-
Third Quarter	$-	$-
Fourth Quarter	$3.50	$2.56

	Fiscal Year 2015
	High	Low
First Quarter	$2.85	$1.31
Second Quarter	$4.80	$2.00
Third Quarter	$2.30	$1.13
Fourth Quarter	$1.90	$1.08

Holders of Record

As of March 14, 2016, there were approximately 277 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future, but intend to retain our capital resources for reinvestment in our business.  In addition, the terms of our Series C Preferred Stock prohibit us from paying dividends in the future on our common stock, absent consent from the holders representing a super-majority of the outstanding shares of our Series C Preferred Stock and a certain investor.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect our management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words.  Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements as a result of certain factors, as more fully discussed in Item 1 of this report, entitled “Business” under “Forward-Looking Statements” and Item 1A of this report, entitled “Risk Factors”.

Readers are urged to carefully review and consider the various disclosures made by us in this Annual Report on Form 10-K and in our other reports filed with the Securities and Exchange Commission. Important factors known to us could cause actual results to differ materially from those contained in forward-looking statements. We undertake no obligation to update or revise any forward-looking statement to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions. Factors that could cause differences include, but are not limited to, those specifically addressed under the heading “Risk Factors” above, as well as those discussed elsewhere in this Annual Report on Form 10-K.

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

Research and Development

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

Stock Based Compensation

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

Derivative Instrument Liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2015 and 2014, we had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

Income Taxes

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

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the twelve months ended December 31, 2015 and 2014.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2015 were $1,238,548, an increase of $690,552, or 126%, from $547,996 for the twelve months ended December 31, 2014. This increase is primarily due to a restoration of salaries and costs paid to both personnel and research and development consulting services, which had been reduced in 2014, and additional personnel as we develop our proprietary technology platform. Research and development expenses were comprised of $708,856 of personnel costs and $359,842 of consulting services for the twelve months ended December 31, 2015 as compared to $366,362 and $115,692 for the same period in the prior year, respectively.

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2015 were $10,795,007, an increase of $3,490,567, or 48%, from $7,304,440 incurred in the twelve months ended December 31, 2014. This increase is primarily due to increases in payroll related expenses, equity based compensation and professional services and, to a lesser extent, due to increases in consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) increased to $8,860,980 in the twelve months ended December 31, 2015 from $5,938,442 for the twelve months ended December 31, 2014, an increase of $2,922,538, or 49%. This increase is due to the value of the stock based compensation increasing to $7,968,036 in 2015, as a result of the vesting of stock and stock options issued to board members, officers and employees, as compared to $5,693,425 of stock based compensation in 2014, in addition to a restoration of salaries, which had been reduced in 2014, and added additional personnel.

Professional services for the twelve months ended December 31, 2015 totaled $379,466, an increase of $30,299, or 9%, over the $349,167 recognized for the twelve months ended December 31, 2014. Of professional services, legal fees totaled $303,466 for the twelve months ended December 31, 2015, an increase of $18,679, or 7%, from $284,787 incurred for the twelve months ended December 31, 2014. Accounting fees incurred in the twelve months ended December 31, 2015 amounted to $76,000, an increase of $11,620, or 18%, from $64,380 incurred for the same period in 2014.  The increase in professional fees was primarily related to an increase in legal requirements as we continue to develop our operations, including legal fees associated with our capital raising transactions and the filing of our registration statements.

Consulting fees totaled $814,654 for the twelve months ended December 31, 2015, an increase of $246,457 or 43%, from $568,197 for the twelve months ended December 31, 2014.  The increase primarily relates to our fund raising and investor relations to support our increased efforts in market research and potential investor identification.

Travel, meals and entertainment costs for the twelve months ended December 31, 2015 were $286,165, an increase of $160,242, or 127%, from $125,923 incurred during the twelve months ended December 31, 2014. During 2015, more travel was required than in 2014 due to our marketing and fund raising efforts.  Rent for the twelve months ended December 31, 2014 totaled $165,514, an increase of $88,451, or 115%, from $77,063 incurred during the same period in 2014.  In 2015, we relocated our corporate headquarters to Minneapolis, Minnesota while continuing to maintain our engineering/research office in Los Angeles, California.  In addition, we provided temporary housing for interns in the summer of 2015, not incurred in 2014.

Depreciation Expense. Depreciation expense for the twelve months ended 2015 totaled $10,475, a decrease of $5,334, or 34%, from the expense of $15,809 incurred during the same period in 2014, as a result of the aging of office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred stock and certain warrants with reset (anti-dilution) provisions.  During the year ended December 31, 2015, we incurred a gain on change in fair values of these derivatives of $3,113,580 as compared to $0 for the same period in the year.

Interest Expense.  Interest expense for the twelve months ended December 31, 2015 totaled $1,298, a decrease of $9,727 from $11,025 incurred during the twelve months ended December 31, 2014. For 2014, interest costs were comprised of finance costs and estimated liquidated damages of $6,953.

Financing Costs.  Financing costs for the year ended December 31, 2015 totaled $529,704, a decrease of $64,066 or 11% from $593,770 incurred during the year ended December 31, 2014. Financing costs are primarily related to the beneficial conversion feature in and the fees paid related to the issuance of our Series C Preferred Stock issued in 2013 and in 2015.  The beneficial conversion feature associated with the Series C Preferred Stock is comprised of the allocated fair value of the conversion feature and the allocated fair value of warrants issued in connection with the sale of the Series C Preferred Stock.

Preferred Stock Dividend. Our preferred stock dividend for the twelve months ended December 31, 2015 totaled $351,522, an increase of $51,163, or 17% from $300,359 incurred during the twelve months ended December 31, 2014. Preferred stock dividends are related to our Series C Preferred Stock issued in 2013 and 2015.

Net Loss Available to Common Stockholders. Net loss available to common stockholders for the twelve months ended December 31, 2015 was $9,812,974, compared to a net loss of $8,773,399 for the twelve months ended December 31, 2014, an increase of $1,039,575 or 12%.  The primary reasons for the increase, as described above, is the increases in research and development and stock based compensation net with the gain on change in fair values of derivatives.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

As of December 31, 2015, we had a working capital deficit of $1,485,651, comprised of cash of $953,234 and prepaid expenses of $31,308, which was offset by $233,546 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $340,291, warrant liability of $1,621,199 and derivative liability of $285,157.  For the twelve months ended December 31, 2015, cash provided by financing activities totaled $5,255,679, comprised of proceeds from the sale of our common stock of $4,759,798, proceeds from the sale of our Series C Preferred stock of $450,000 and proceeds from the exercise of stock options and warrants of $20,900 and $24,981, respectively.  In the comparable period in 2014, $1,969,410 was raised through the sale of our common stock, net with $30,781 repayments of related party loans. At December 31, 2015, we had cash of $953,234 compared to $239,781 at December 31, 2014. Our cash is held in bank deposit accounts. At December 31, 2015 and 2014, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2015 and 2014 was $4,523,751 and $1,997,072, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

Cash used in investing activities for the twelve months ended December 31, 2015 was $18,475, compared to $3,963 for the twelve months ended December 31, 2014.  During both the twelve months ended December 31, 2015 and the twelve months ended December 31, 2014, we purchased office furniture and computer equipment.  In addition, we paid a long term lease deposit for our corporate location of $2,612 in 2015.

October 2015 Private Placement

On October 23, 2015, we entered into a unit purchase agreement with certain accredited investors, pursuant to which we issued and sold,  in multiple closings occurring on each of October 23, 2015, October 29, 2015, November 18, 2015, December 18, 2015 and December 22, 2015, an aggregate of 1,246,672 units, which consisted of, in the aggregate, 1,246,672 shares of our common stock and warrants to purchase 623,336 shares of our common stock at an exercise price of $1.95 per share, in exchange for aggregate gross proceeds of $1,870,000.50. As consideration for serving as our placement agent in connection with the private placement, we issued to Laidlaw & Company (UK) Ltd. warrants to purchase an aggregate of 88,668 shares of common stock at an exercise price of $1.50 per share and paid cash fees equal to $158,422.

In their report dated March 14, 2016, our independent registered public accounting firm stated at December 31, 2015, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues to date, and there is no assurance that, if approval of our products is received, we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%.  The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will not be sufficient to fund our operating expenses and capital equipment requirements. We anticipate we will need approximately $4 million in addition to our current cash on hand to fund our operating expenses and capital equipment requirements for the next 12 months. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

We have audited the accompanying balance sheet of BioSig Technologies. Inc. (“the Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSig Technologies, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
Liggett & Webb, P.A.

March 14, 2016
New York, New York

BIOSIG TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

	2015	2014

ASSETS
Current assets:
Cash	$953,234	$239,781
Prepaid expenses	31,308	75,537
Total current assets	984,542	315,318

Property and equipment, net	18,408	13,020

Other assets:
Deposits	27,612	25,000

Total assets	$1,030,562	$353,338

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $12,716 and $40,293 to related parties as of December 31, 2015 and 2014 respectively	$223,546	$554,026
Stock based payable	-	226,305
Dividends payable	340,291	445,069
Warrant liability	1,621,199	-
Derivative liability	285,157	-
Total current liabilities	2,470,193	1,225,400

Series C Preferred Stock, 1,471 and 2,711 shares issued and outstanding as of December 31, 2015 and 2014, respectively, liquidation preference of $1,471,000 and $2,711,000 as of December 31, 2015 and 2014, respectively	1,471,000	2,711,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 16,825,703 and 11,179,266 issued and outstanding as of December 31, 2015 and 2014, respectively	16,826	11,179
Additional paid in capital	29,314,399	19,186,163
Accumulated deficit	(32,241,856)	(22,780,404)
Total stockholders' deficit	(2,910,631)	(3,583,062)

Total liabilities and stockholders' deficit	$1,030,562	$353,338

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Operating expenses:
Research and development	$1,238,548	$547,996
General and administrative	10,795,007	7,304,440
Depreciation	10,475	15,809
Total operating expenses	12,044,030	7,868,245

Loss from operations	(12,044,030)	(7,868,245)

Other income (expense):
Gain on change in fair value of derivatives	3,113,580	-
Interest income (expense)	(1,298)	(11,025)
Financing costs	(529,704)	(593,770)
Total other income (expense)	2,582,578	(604,795)

Loss before income taxes	(9,461,452)	(8,473,040)

Income taxes (benefit)	-	-

Net loss	(9,461,452)	(8,473,040)

Preferred stock dividend	(351,522)	(300,359)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(9,812,974)	$(8,773,399)

Net loss per common share, basic and diluted	$(0.70)	$(0.91)

Weighted average number of common shares outstanding, basic and diluted	14,103,055	9,650,275

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2015

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	-	$-	8,412,101	$8,412	$9,036,038	$(14,007,005)	$(4,962,555)
Sale of common stock	-	-	956,179	956	1,968,454	-	1,969,410
Common stock issued for services	-	-	654,000	654	1,634,346	-	1,635,000
Common stock issued in settlement of related party debt	-	-	26,000	26	64,974	-	65,000
Common stock issued upon conversion of Series A Preferred Stock and accrued dividends at $1.84 per share	-	-	577,901	578	1,062,753	-	1,063,331
Common stock issued upon conversion of Series B Preferred Stock and accrued dividends at $2.02 per share	-	-	493,818	494	997,032	-	997,526
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends at $1.50 per share	-	-	59,267	59	88,841	-	88,900
Donated capital	-	-	-	-	87,500	-	87,500
Equity warrants issued to placement agent for sale of common stock	-	-	-	-	52,800	-	52,800
Fair value of vested options	-	-	-	-	4,193,425	-	4,193,425
Preferred stock dividend	-	-	-	-	-	(300,359)	(300,359)
Net loss	-	-	-	-	-	(8,473,040)	(8,473,040)
Balance, December 31, 2014	-	$-	11,179,266	$11,179	$19,186,163	$(22,780,404)	$(3,583,062)

BIOSIG TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2015

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	-	$-	11,179,266	$11,179	$19,186,163	$(22,780,404)	$(3,583,062)
Sale of common stock	-	-	2,645,432	2,645	4,757,153	-	4,759,798
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends at $1.50 per share	-	-	1,430,871	1,431	2,144,870	-	2,146,302
Common stock issued for services	-	-	1,452,500	1,453	3,340,299	-	3,341,752
Common stock issued in exchange for 156,102 warrants exercised on a cashless basis	-	-	99,552	100	(100)	-	-
Common stock issued in exchange for exercise of options at $2.09 per share	-	-	10,000	10	20,890	-	20,900
Common stock issued in exchange for exercise of warrants at $3.67 per share	-	-	4,082	4	14,977	-	14,981
Common stock issued in exchange for exercise of warrants at $2.50 per share	-	-	4,000	4	9,996	-	10,000
Reclassify fair value of warrant liability from equity	-	-	-	-	(4,097,444)	-	(4,097,444)
Reclassify fair value of derivative liability from equity	-	-	-	-	(1,242,590)	-	(1,242,590)
Reclassify fair value of warrant liability to equity upon warrant exercise	-	-		-	265,955	-	265,955
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	-	-	639,467	-	639,467
Stock based compensation	-	-	-	-	4,626,284	-	4,626,284
Preferred Stock dividend	-	-	-	-	(351,522)	-	(351,522)
Net loss	-	-	-	-	-	(9,461,452)	(9,461,452)
Balance, December 31, 2015	-	$-	16,825,703	$16,826	$29,314,399	$(32,241,856)	$(2,910,631)

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,461,452)	$(8,473,040)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,475	15,809
Amortization of debt discount	585,324	593,770
Change in derivative liabilities	(3,113,580)	-
Equity based compensation	7,968,036	5,743,425
Changes in operating assets and liabilities:
Prepaid expenses	44,229	8,715
Accounts payable	(333,494)	(110,844)
Stock based payable	(226,305)	226,305
Deferred rent payable	3,016	(1,212)
Net cash used in operating activities	(4,523,751)	(1,997,072)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(15,863)	(3,963)
Payment of long term deposit	(2,612)	-
Net cash used in investing activity	(18,475)	(3,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	4,759,798	1,969,410
Proceeds from sale of Series C Preferred Stock	450,000	-
Proceeds from exercise of options	20,900	-
Proceeds from exercise of warrants	24,981	-
Net repayments of related party advances	-	(30,781)
Net cash provided by financing activities	5,255,679	1,938,629

Net increase (decrease) in cash and cash equivalents	713,453	(62,406)

Cash and cash equivalents, beginning of the period	239,781	302,187
Cash and cash equivalents, end of the period	$953,234	$239,781

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1,298	$11,025
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series A preferred stock and accrued dividends	$-	$1,063,331
Common stock issued upon conversion of Series B preferred stock and accrued dividends	$-	$997,526
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$2,146,302	$88,900
Common stock issued for future services, related party	$-	$85,000
Common stock issued in settlement of accounts payable, related party	$-	$65,000
Related party donated capital	$-	$87,500

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At December 31, 2015 and 2014, deposits in excess of FDIC limits were $703,234 and $-0-, respectively.

Prepaid Expenses

From time to time, the Company issues shares of its common stock for services to be performed.  The fair value of the common stock is determined at the date of the contract for services and is amortized ratably over the term of the contract.  As of December 31, 2015 and 2014, prepaid expenses relating to stock based payments were $-0- and $56,667, respectively.

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
DECEMBER 31, 2015

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

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2015 and 2014, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 7 and Note 8).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,238,548 and $547,996 for the year ended December 31, 2015 and 2014, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The computation of basic and diluted loss per share as of December 31, 2015 and 2014 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	2015	2014
Series C convertible preferred stock	980,667	1,807,333
Options to purchase common stock	7,780,190	5,990,190
Warrants to purchase common stock	7,078,685	5,113,990
Totals	15,839,542	12,911,513

Stock based compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees and directors, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Stock-based compensation expense is recorded by the Company in the same expense classifications in the statements of operations, as if such amounts were paid in cash.

As of December 31, 2015, there were outstanding stock options to purchase 7,780,190 shares of common stock, 5,613,501 shares of which were vested. As of December 31, 2014, the Company had 5,990,190 options outstanding to purchase shares of common stock, of which 3,799,559 were vested.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

Registration Rights

The Company accounts for registration rights agreements in accordance with the Accounting Standards Codification subtopic 825-20, Registration Payment Arraignments (“ASC 825-20”). Under ASC 825-20, the Company is required to disclose the nature and terms of the arraignment, the maximum potential amount and to assess each reporting period the probable liability under these arraignments and, if exists, to record or adjust the liability to current period operations.  On June 23, 2014, the Company filed Form S-1/A became effective with the Securities and Exchange Commission.  As such, the Company determined that payments were due under its registration rights agreement and therefore accrued $55,620 as interest expense during the year ended December 31, 2014 for the liability under the registration rights agreements. During the year ended December 31, 2015, the Company estimated the liability at $-0- and therefore recorded the change to current period operations.

Beginning on October 23, 2015, the Company entered into subscription agreements with certain accredited investors  pursuant to which the Company sold to the investors units , which each unit  consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon close of the private placement and to be effective 120 calendar days thereafter.  As of the date of filing, the Private Placement has not closed.  The Company has estimated the liability at $-0- as of December 31, 2015.

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2015 and 2014, the Company incurred net losses attributable to common stockholders of $9,812,974 and $8,773,399, respectively and used $4,523,751 in cash for operating activities for the year ended December 31, 2015. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. The Company completed financing subsequent to the date of these financial statements (See Note 14). However additional capital will be needed to continue developing its products and services and there can be no assurance that the Company's efforts will be successful. There is no assurance that can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. As of December 31, 2015 and 2014, all advances had been repaid.

Accrued expenses due related parties as of December 31, 2015 and 2014 was $12,716 and $40,293, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

On August 1, 2012, we entered into a consulting agreement with Asher Holzer, Ph.D., then a member of our board of directors.  Pursuant to the consulting agreement, Dr. Holzer was to serve as our chief scientific officer and assist in the development of our technology and our PURE EP System, in exchange for monthly payments of $10,000.  We paid Dr. Holzer an initial payment of $7,500 pursuant to the consulting agreement.  In the first quarter of 2014, we agreed to an oral amendment to our consulting agreement with Dr. Holzer, which resulted in Dr. Holzer agreeing to receive (i) a payment of $65,000, to be paid by us upon our closing of a capital raising transaction that results in proceeds to us of at least $5 million, and (ii) a future option grant to purchase 125,000 shares of our common stock, in exchange for acknowledging that no other payments are due by us to Dr. Holzer pursuant to the consulting agreement.

On September 1, 2014, we entered into a letter agreement and release with Dr. Holzer, pursuant to which Dr. Holzer agreed to cancel, extinguish and terminate all amounts due or owed by us for services performed by Dr. Holzer pursuant to that certain consulting agreement, dated as of August 1, 2012, as amended. In connection with the cancellation of all payment obligations and in exchange for Dr. Holzer waiving and releasing us from all possible claims related to such obligations under the consulting agreement, Dr. Holzer received 26,000 shares of our common stock. Dr. Holzer also agreed to provide us with one additional year of consulting services in exchange for 34,000 shares of common stock.

On January 31, 2014, as part of a private placement transaction of our common stock and warrants, Jonathan Steinhouse, then a member of our board of directors, purchased an aggregate of 24,490 shares of common stock and a warrant to purchase 12,246 shares of common stock for an aggregate purchase price of $60,000.

On March 5, 2014, Mr. Steinhouse made an advance of funds to us in the aggregate amount of $10,000, which was repaid in full on April 3, 2014.  The advance was interest-free and not made on condition of any specific terms.

On September 12, 2014, Sterne Agee & Leach Inc. C/F Jonathan Steinhouse R/O IRA, as part of a private placement transaction of our common stock and warrants, purchased an aggregate of 4,000 shares of common stock and a warrant to purchase 2,000 shares of common stock for an aggregate purchase price of $10,000.

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

On March 23, 2015, we issued Mr. Londoner an aggregate of 169,334 shares of common stock in exchange for 200 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On April 30, 2015, Mr. Chaussy was granted 150,000 shares of common stock at a cost basis of $2.90 per share for his 2013-2015 performance. One half of the shares vested immediately; the second half vests on January 1, 2016.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

On October 19, 2015, we entered into a consulting agreement with Dr. Holzer.  Pursuant to the consulting agreement, Dr. Holzer is to provide certain consulting services in connection with the development and commercialization of our products, in exchange for a stock option for the purchase of 100,000 shares of common stock, vesting 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, at an exercise price of $1.56 per share and termination date of October 19, 2025.

On October 23, 2015, as part of a private placement transaction of our common stock and warrants, a related party purchased an aggregate of 66,667 shares of common stock and a warrant to purchase 33,334 shares of common stock for an aggregate purchase price of $100,000.

 On November 18, 2015, as part of a private placement transaction of our common stock and warrants, Donald E. Foley purchased an aggregate of 200,000 shares of common stock and a warrant to purchase 100,000 shares of common stock for an aggregate purchase price of $300,000.

The Company has informal compensation and consulting agreements with employees and outside contractors, certain of whom are also Company stockholders. The Agreements are generally month to month.  As of December 31, 2015 and 2014, total due under these agreements and related expenses were $-0- and $11,250, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 is summarized as follows:

	2015	2014
Computer equipment	$68,449	$54,900
Furniture and fixtures	10,117	7,803
Subtotal	78,566	62,703
Less accumulated depreciation	(60,158)	(49,683)
Property and equipment, net	$18,408	$13,020

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $10,475 and $15,809 at December 31, 2015 and 2014, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2015 and 2014 consist of the following:

	2015	2014
Accrued accounting and legal	$112,723	$190,767
Accrued reimbursements	13,613	26,792
Accrued consulting	15,200	16,334
Accrued research and development expenses	34,179	93,407
Accrued credit card obligations	-	13,278
Accrued payroll	-	62,068
Accrued liquidated damages	-	55,620
Accrued office and other	31,482	29,093
Deferred rent	3,016	-
Accrued settlement related to arbitration	13,333	66,667
	$223,546	$554,026

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 6 – REDEEMABLE PREFERRED STOCK

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 7 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

In accordance with ASC 470-20, at issuance, the Company recognized an embedded beneficial conversion feature present in the Series C Preferred Stock when it was issued. The Company allocated the net proceeds between the intrinsic value of the conversion option ($1,303,671) and the warrants ($1,064,739) to additional paid-in capital.  The aggregate debt discount, comprised of the relative intrinsic value of the conversion option ($1,303,671), the relative fair value of the warrants ($1,064,739), and the issuance costs ($412,590), for a total of $2,781,000, is amortized over an estimated one year as interest expense.

During the month of February 2013, the holders of previously issued convertible bridge notes converted into 600 shares of the Company’s Series C Preferred Stock.

During the months of February, March, May, and July 2013, the Company sold an aggregate of 2,181 shares of the Company’s Series C Preferred Stock for net proceeds of $1,814,910.

At the time of issuance and until March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C Preferred Stock and related issued warrants did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required.  There was no established market for the Company’s common stock.  As described in Note 8, as of March 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively, from equity to liabilities.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

In October 2015, the Company issued an aggregate of 143,935 shares of its common stock in exchange for 170 shares of the Company’s Series C Preferred Stock and accrued dividends.

In November 2015, the Company issued an aggregate of 99,061 shares of its common stock in exchange for 117 shares of the Company’s Series C Preferred Stock and accrued dividends.

In December 2015, the Company issued an aggregate of 84,667 shares of its common stock in exchange for 100 shares of the Company’s Series C Preferred Stock and accrued dividends.

For the year ended December 31, 2015, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C Preferred Stock of $639,467 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.23% to 0.27%, a dividend yield of 0%, and volatility from 139% to 147.00%.

Series C Preferred Stock issued and outstanding totaled 1,471 and 2,711 as of December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the Company has accrued $340,291 and $445,069 dividends payable on the Series C Preferred Stock.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Company filed a registration statement on July 22, 2013, which was originally declared effective on June 23, 2014.  As a result, the Company accrued $55,620 as interest expense for liquidating damages due under the registration rights agreement as of December 31, 2014. At December 31, 2015, the Company estimated the liability at $-0- and therefore recorded the change to current period operations.

NOTE 8 – WARRANT AND DERIVATIVE LIABILITIES

At the time of issuance and until March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C Preferred Stock and related warrants (see Note 7) did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation was not required.  There was no established market for the Company’s common stock.   As of March 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified from equity to liability treatment the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively.

The Company valued the reset provisions of the Series C Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.56% to 0.89, a dividend yield of 0%, and volatility of 141.00%.

At December 31, 2015, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $285,157 and $1,621,199, respectively. The Company recorded a gain from change in fair value of derivatives of $3,113,580 for the year ended December 31, 2015, respectively. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 2.00 years, a risk free interest rate of 1.01%, a dividend yield of 0%, and volatility of 147.00%.

NOTE 9 – STOCKHOLDER EQUITY

There was not a viable market for the Company’s common stock to determine its fair value until October 29, 2014; therefore, prior to October 29, 2014, management was required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, management considered recent sales of its common stock to independent qualified investors, placement agents’ assessments of the underlying common shares relating to our sale of preferred stock and validation by independent fair value experts. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2015 and 2014, the Company has designated and issued 200 and 184.4 shares of Series A preferred stock, respectively, designated and issued 600 and 177.5 shares of Series B preferred stock, respectively. See Note 6.

As of December 31, 2015 and 2014, the Company designated and issued 4,200 and 2,781 shares of Series C 9% convertible preferred stock, respectively. See Note 7.

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

On May 11, 2015, the Company sold an aggregate of 450 shares of its Series C Preferred Stock for net proceeds of $450,000.  In connection with the sale, the Company issued 374,641 warrants to purchase the Company’s common stock at an exercise price of $1.50 per share for five years.

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

In October 2015, the Company issued an aggregate of 143,935 shares of its common stock in exchange for 170 shares of the Company’s Series C Preferred Stock and accrued dividends.

In November 2015, the Company issued an aggregate of 99,061 shares of its common stock in exchange for 117 shares of the Company’s Series C Preferred Stock and accrued dividends.

In December 2015, the Company issued an aggregate of 84,667 shares of its common stock in exchange for 100 shares of the Company’s Series C Preferred Stock and accrued dividends.

Cumulatively from January 1, 2015 to December 31, 2015, the Company exchanged 1,690 shares of the Company’s Series C Preferred Stock and dividends with a recorded value of $2,146,302 for 1,430,871 shares of common stock.

As of December 31, 2015 and 2014, the Company has 1,471 and 2,711 Series C Preferred Stock issued and outstanding.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of December 31, 2015 and 2014, the Company had 16,825,703 and 11,179,266 shares issued and outstanding, respectively.

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

During the year ended December 31, 2015, the Company issued an aggregate of 1,452,500 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $3,341,752 ($2.30 average per share).

During the year ended December 31, 2015, the Company issued 10,000 shares of common stock in exchange for options exercised at $2.09 per share.

During the year ended December 31, 2015, the Company issued an aggregate of 8,082 shares of common stock in exchange for warrants exercised at an average price of $3.09 per share.

During the year ended December 31, 2015, the Company issued 99,552 shares of common stock in exchange for 156,102 warrants exercised on a cashless basis.

During the year ended December 31, 2015, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,645,432 shares of common stock and warrants for aggregate proceeds of $4,759,798, net of $608,356 in expenses.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Company filed a registration statement on May 20, 2015, which was declared effective on June 12, 2015 to satisfy the requirements under the registration rights agreements with the purchasers of its common stock and warrants prior to September 30, 2015.

Beginning on October 23, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit  consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon close of the private placement and to be effective 120 calendar days thereafter.  As of the date of filing, the Private Placement has not closed.  The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2015.

Stock based payable

The Company is obligated to issue shares of its common stock to board members and consultants for past and future services.  The estimated liability as of December 31, 2015 and 2014 of $-0- and $226,305 was determined based on services rendered for past services as of December 31, 2015 and 2014, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

NOTE 10 – OPTIONS AND WARRANTS

There was not a viable market for the Company’s common stock to determine its fair value until October 29, 2014; therefore, prior to October 29, 2014, management was required to estimate the fair value to be utilized in the determining stock based compensation costs.  In estimating the fair value, management considered recent sales of its common stock to independent qualified investors, placement agents’ assessments of the underlying common shares relating to our sale of preferred stock and validation by independent fair value experts. Considerable management judgment is necessary to estimate the fair value.  Accordingly, actual results could vary significantly from management’s estimates.

Options

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “2012 Plan) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options to purchase up to 11,686,123,(as amended)  shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company determines the exercise price, vesting and expiration period of the grants under the Plan.

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

During the year ended December 31, 2015, the Company granted an aggregate of 1,800,000 options and 1,452,500 stock grants (net of shares exchanged) to officers, directors and key consultants.

The following table presents information related to stock options at December 31, 2015:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	1,544,642	6.3	910,142
2.01-3.00	5,935,548	6.3	4,403,359
3.01-4.00	300,000	9.3	300,000
	7,780,190	6.4	5,613,501

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

A summary of the stock option activity and related information for the 2012 Plan for the years ended December 31, 2015 and 2014 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2014	2,990,977	$2.05	6.02	$-
Grants	3,478,498	2.39	8.10	$-
Exercised	-	-	-	-
Canceled	(479,285)	$(2.00)		-
Outstanding at December 31, 2014	5,990,190	$2.25	6.7	$3,267,692
Grants	1,800,000	2.70	8.9	$-
Exercised	(10,000)	2.09
Canceled	-
Outstanding at December 31, 2015	7,780,190	$2.30	6.4	$-
Exercisable at December 31, 2015	5,613,501	$2.35	5.8	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.30 as of December 31, 2015, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the years ended December 31, 2015 and 2014 was estimated using the Black-Scholes pricing model.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.

During the year ended December 31, 2014, the Company granted an aggregate of 3,478,498 options to purchase the Company’s common stock in connection with the services rendered at exercise prices from $2.21 to $2.50 per share for a term of seven years.  Vesting is as follows:

1,491,983	Exercisable immediately
125,000	Per quarter, over one year
1,126,552	Per quarter, over two years
734,963	Performance contingent
3,478,498

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

The fair value of the granted options for the year ended December 31, 2014 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	119.43% to 129.88%
Risk free rate:	0.48% to 2.53%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$$2.21 to $2.50
Estimated forfeiture rate	0%

During the year ended December 31, 2015, the Company granted an aggregate of 1,800,000 options to purchase the Company’s common stock in connection with the services rendered at exercise prices from $1.56 to $3.99 per share for a term of seven years.  Vesting is as follows:

737,500	Exercisable immediately
155,000	Per quarter, over one year
250,000	Per quarter, over three years
225,000	One year anniversary
300,000	1/12 per month beginning first month anniversary
100,000	50% one year anniversary, 50% two year anniversary
32,500	Performance contingent
1,800,000

The fair value of the granted options for the year ended December 31, 2015 was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.56% to 130.30%
Risk free rate:	1.19% to 2.37%
Expected life:	7 to 10 years
Estimated fair value of the Company’s common stock	$1.42 to $3.99
Estimated forfeiture rate	0%

On April 22, 2015, the Company issued 10,000 shares of common stock in exchange for options exercised at $2.09 per share.

The fair value of all options vesting during the year ended December 31, 2015 and 2014 of $4,471,603 and $4,193,425, respectively, was charged to current period operations.  Unrecognized compensation expense of $1,782,575 and $3,778,589 at December 31, 2015 and 2014, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the year ended December 31, 2015:

Restricted shares issued as of January 1, 2015	-
Granted	175,000
Total restricted shares issued as of December 31, 2015	175,000
Vested restricted shares as of December 31, 2015	(75,000)
Unvested restricted shares as of December 31, 2015	100,000

Stock based compensation expense related to restricted stock grants was $338,614 and $-0- for the year ended December 31, 2015 and 2014, respectively.  As of December 31, 2015, the stock-based compensation relating to restricted stock of $53,386 remains unamortized.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at December 31, 2015:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	3,991,391	February 2018 to December 2018
$1.84	35,076	January 2020
$1.95	654,674	October 2018 to December 2018
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	7,078,685

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

On August 17, 2015, the Company issued 100,000 and 100,000 warrants to purchase the Company’s common stock at $2.00 and 2.50 per share, respectively, expiring on August 17, 2018 in connection with services provided.  Both warrants vest at 1/12 per month over one year.  The fair value of the vested portion of the issued warrants of $104,505 was charged to current period operations and was determined using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities of 118.80% to 118.88%, risk free rate of 0.92% to 1.31%, dividend yield of -0- and fair value of the Company’s common stock of $1,30 to $1.40.  As of December 31, 2015, unrecognized compensation expense was $46,993.

On October 23, 2015, the Company issued an aggregate of 108,336 warrants to purchase the Company’s common stock at $1.95, expiring on October 23, 2018, in connection with the sale of the Company’s common stock. In addition, the Company issued 11,334 warrants to purchase the Company’s common stock at $1.50, expiring October 23, 2018 for placement agent services.

On October 29, 2015, the Company issued an aggregate of 43,334 warrants to purchase the Company’s common stock at $1.95, expiring on October 29, 2018, in connection with the sale of the Company’s common stock.  In addition, the Company issued 6,134 warrants to purchase the Company’s common stock at $1.50, expiring October 29, 2018 for placement agent services.

On November 18, 2015, the Company issued an aggregate of 188,335 warrants to purchase the Company’s common stock at $1.95, expiring on November 18, 2018, in connection with the sale of the Company’s common stock.  In addition, the Company issued 25,200 warrants to purchase the Company’s common stock at $1.50, expiring November 18, 2018 for placement agent services.

On December 18, 2015, the Company issued an aggregate of 116,668 warrants to purchase the Company’s common stock at $1.95, expiring on December 18, 2018, in connection with the sale of the Company’s common stock.  In addition, the Company issued 20,000 warrants to purchase the Company’s common stock at $1.50, expiring December 18, 2018 for placement agent services.

On December 22, 2015, the Company issued an aggregate of 166,667 warrants to purchase the Company’s common stock at $1.95, expiring on December 22, 2018, in connection with the sale of the Company’s common stock.  In addition, the Company issued 20,000 warrants to purchase the Company’s common stock at $1.50, expiring December 22, 2018 for placement agent services.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

A summary of the warrant activity for the years ended December 31, 2015 and 2014 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2014	2,717,258	$2.28	6.02	-
Grants	2,396,732	$4.64	2.05	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Outstanding at December 31, 2014	5,113,990	$1.71	3.6	$6,041,436
Grants	3,728,479	2.62	2.3	-
Exercised	(164,184)	1.58
Canceled	(1,599,600)	$2.50
Outstanding at December 31, 2015	7,078,685	$2.02	3.0	$497,933

Vested and expected to vest at December 31, 2015	7,078,685	$2.02	3.0	$497,933
Exercisable at December 31, 2015	6,945,353	$2.01	3.0	$497,933

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.30 as of December 31, 2015, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 11 – FAIR VALUE MEASUREMENT

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2015 and 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative and warrant liabilities as level 3 and values its derivatives using the methods discussed in Note 8. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of December 31, 2015 and 2014, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of December 31, 2015, in the amount of $285,157 and $1,621,199, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of December 31, 2015:

	Warrant Liability	Derivative
Balance, December 31, 2014 (and prior)	$-	$-
Total (gains) losses
Initial fair value of derivative at March 31, 2015, reclassified from equity	-	1,242,590
Initial fair value of warrant liability at March 31, 2015, reclassified from equity	4,097,444	-
Initial fair value of derivative at date of issuance of Series C Preferred Stock	-	250,540
Initial fair value of warrant liability at the date of issuance	334,784	-
Transfers out due to conversion of Series C Preferred Stock	-	(639,467)
Transfers out due to exercise of warrants	(265,955)	-
Mark to market to December 31, 2015	(2,545,074)	(568,506)
Balance, December 31, 2015	$1,621,199	$285,157
Gain on change in warrant and derivative liabilities for the year ended December 31, 2015	$2,545,074	$568,506

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

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Operating leases

On April 15, 2015, the Company entered into a lease amendment agreement, whereby the Company agreed to extend the lease for office space in Los Angeles, California, commencing September 1, 2015 and expiring on August 31, 2017.  In connection with the lease, the Company is obligated to lease parking spaces at an aggregate approximate cost of $978 per month.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

In April 2015, the Company entered into a lease for approximately 1,741 square feet of office space in Golden Valley Minnesota, whereby the Company agreed to lease premises, commencing May 1, 2015 and expiring on May 31, 2018. In connection therewith, the Company paid a security deposit of $2,712.

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2016	$125,192
2017	96,024
2018	13,783
$234,999

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2015 and 2014, rent expense was $165,514 and $77,063, respectively and as of December 31, 2015 and 2014, net deferred rent payable was $3,016 and $-0-, respectively.  Included in rent expense for the year ended December 31, 2015, was temporary monthly rental expenses incurred.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

During the year ended December 31, 2014, the Company settled the above claim for $100,000 with payments over six months.  As of December 31, 2015 and 2014, $13,333 and $66,667 was outstanding, respectively.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2015.

NOTE 13 – INCOME TAXES

At December 31, 2015, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $11,200,000, expiring in the year 2035, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2015, the Company has increased the valuation allowance from $2,300,000 to $3,700,000.

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

The Company is required to file income tax returns in the U.S. Federal jurisdiction and in California. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2011.

The effective rate differs from the statutory rate of 34% for due to the following:

	2015	2014
Statutory rate on pre-tax book loss	(34.00)%	(34.00)%
Gain on change in fair value of derivatives	(11.5)%	-%
Stock based compensation	28.6%	23.0%
Financing costs	2.1%	2.4%
Valuation allowance	14.8%	8.6%
	0.00%	0.00%

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company’s deferred taxes as of December 31, 2015 and 2014 consist of the following:

	2015	2014
Non-Current deferred tax asset:
Net operating loss carry-forwards	$3,700,000	$2,300,000
Valuation allowance	(3,700,000)	(2,300,000)
Net non-current deferred tax asset	$-	$-

NOTE 14 – SUBSEQUENT EVENTS

Common stock:

On January 6, 2016, the Company issued 75,000 shares of common stock to Mr. Chaussy, the Company’s Chief Financial Officer, for the second half of his grant dated April 30, 2015 at a cost basis of $2.90 per share.

On January 20, 2016, the Company issued 75,000 shares of common stock to a consultant for services pursuant to a grant dated December 7, 2015 at a cost basis of $1.31.

On February 9, 2016, the Company issued Alpha Capital an aggregate of 54,859 shares of common stock in exchange for 75 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On March 11, 2016, the Company issued 25,000 shares of common stock to a consultant for services pursuant to a General Release and Non-Disparagement agreement dated March 1, 2015 at a cost basis of $1.26.

October 2015 Private Placement

On February 9, 2016, as part of a private placement transaction of our common stock and warrants, certain accredited investors purchased an aggregate of 50,000 shares of common stock and warrants to purchase 25,000 shares of common stock at $1.95, expiring February 9, 2019, for an aggregate purchase price of $75,000. In addition, the Company issued 6,000 warrants to purchase the Company’s common stock at $1.50, expiring February 9, 2019 for placement agent services.

On March 9, 2016, as part of a private placement transaction of our common stock and warrants, certain accredited investors purchased an aggregate of 200,000 shares of common stock and warrants to purchase 100,000 shares of common stock at $1.95, expiring March 9, 2019, for an aggregate purchase price of $300,000. In addition, the Company issued 12,000 warrants to purchase the Company’s common stock at $1.50, expiring March 9, 2019 for placement agent services.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 (e) and 15d-15(e) of the Exchange Act as of December 31, 2015, and of the period covered by this Annual Report on Form 10-K. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report by Liggett & Webb, P.A., our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Kenneth L. Londoner	48	Executive Chairman and Director
Gregory D. Cash	58	President and Chief Executive Officer, Director
Steve Chaussy	62	Chief Financial Officer
Donald E. Foley	64	Director
Roy T. Tanaka	67	Director
Jerome Zeldis, M.D, Ph.D.	65	Director
Patrick J. Gallagher	51	Director
Seth H. Z. Fischer	59	Director
Jeffrey F. O’Donnell, Sr.	56	Director
David Weild IV	59	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Kenneth L. Londoner.  Mr. Londoner has served as our director since February 2009 and as our executive chairman since November 2013.  He previously served as our chairman and chief executive officer from February 2009 to September 2013.  Mr. Londoner has served as the managing partner of Endicott Management Partners, LLC, a firm dedicated to assisting emerging growth companies in their corporate development, since February 2010.From April 2007 to October 2009, he served as executive vice president – corporate business development and senior director of business development and, from November 2009 to December 2010, he served as a consultant to NewCardio, Inc., a medical device designer and developer. Mr. Londoner also served as a director of chatAND Inc. from January 2012 to April 2015.  Mr. Londoner is a co-founder and board member of Safe Ports Holdings, Charleston, South Carolina.  Mr. Londoner also served as a director of MedClean Technologies, Inc. from November 2008 to September 2010.  Mr. Londoner was an investment officer and co-manager of the Seligman Growth Fund, Seligman Capital Fund, and approximately $2 billion of pension assets at J & W Seligman & Co, Inc. in New York from 1991 to 1997.  Mr. Londoner graduated from Lafayette College in 1989 with a degree in economics and finance and received his MBA from New York University’s Leonard N. Stern School of Business in 1994.We believe that Mr. Londoner’s extensive experience in financial and venture capital matters, as well as his intimate knowledge of our company as its co-founder make him an asset to our board of directors.

Gregory D. Cash. Mr. Cash has served as our president and chief executive officer and as a director since July 2014.  Mr. Cash served as the president, chief executive officer and founder of Argent International LLC, a life sciences consulting firm, from July 2011 until July 2014. Mr. Cash is currently a member of the board of directors for Acuity Medical International, Inc. from January 2015 to April 2015 From September 2012 until February 2013, he was also president and chief executive officer of NeuroTherm, Inc., a multinational company in the interventional pain field. Until June] 2011, Mr. Cash served as president, chief executive officer and director of HeartSine Technologies, Inc., a start-up company in the automated external defibrillator market. Prior to joining HeartSine Technologies in December 2006, he was President, Vascular Therapy and New Business for Sorin Group based in Milan, Italy and also Senior Vice President, Strategic Alliances based in Denver, Colorado. From 2002 to 2004, Mr. Cash was the president, chief executive officer and a director of Vasomedical, Inc., a NASDAQ traded public company. Prior to 2002, he was corporate vice president at Datascope Corporation and president of its wholly owned subsidiary, InterVascular, Inc., president and chief operating officer of Eminent Technology Partners, Inc. and chief executive officer of its subsidiary, Eminent Research Systems, vice president and general manager of vascular therapies for the U.S. Surgical Corporation and spent five years at Boston Scientific Corporation in numerous roles, including vice president of cardiology sales and marketing in Europe. Mr. Cash began his career at Medtronic, Inc., where he served fourteen years in increasingly senior sales and marketing positions. He currently serves on a number of advisory boards, including the Concordia Language Villages National Board, the University of Minnesota Office for Technology Commercialization as well as the French American Chamber of Commerce of Minneapolis/St. Paul. Mr. Cash holds a B.A. in International Marketing and Business Administration from the College of St. Thomas in St. Paul, Minnesota.  We believe that Mr. Cash’s medical business experience, proven leadership skills and cardiac industry technology expertise make him a valuable member of our board.

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

Donald E. Foley.  Mr. Foley has served as our director since October 2015. Mr. Foley was chairman of the board and chief executive officer of Wilmington Trust Corporation from 2010-2011.  Prior to Wilmington Trust Corporation, Mr. Foley was senior vice president, treasurer and director of tax for ITT Corporation, a supplier of advanced technology products and services.  Mr. Foley currently serves on the board of directors of AXA Equitable EQAT Mutual Funds and is an advisory board member of M&T Corporation Trust and Investment Committee.  In addition, Mr. Foley served on the boards of directors of M&T Corporation from 2011-2012 and of Wilmington Trust Company and Wilmington Trust Corporation from 2007-2011.  Mr. Foley holds an M.B.A. from New York University and a B.A. from Union College.  He is also a member of the board of trustees of Burke Rehabilitation Hospital and Burke Medical Research Institute, as well as the W. Burke Foundation.  Mr. Foley brings extensive financial, economic, capital markets and executive leadership expertise to our board gained through his successful career on Wall Street and the Fortune 500.

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

Jerome Zeldis, M.D., Ph.D.  Dr. Zeldis has served as a director since April 2015. Dr. Zeldis is the chief executive officer of Celgene Global Health and the chief medical officer of Celgene Corporation. Dr. Zeldis has been with Celgene since 1997; prior to his current role, he served as senior vice president of clinical research and medical affairs. Prior to Celgene, Dr. Zeldis worked at Sandoz Research Institute and Janssen Research Institute in both clinical research and medical development. He is currently on the board of the Semorex Corporation, Bionor Pharma, Inc., Mali Health and PTC Corporation and serves as the chairman of the board of directors of Alliqua BioMedical, Inc.  Dr. Zeldis attended Brown University for a B.A., M.S., followed by Yale University for a M.Phil., M.D., and Ph.D. in molecular biophysics and biochemistry (immunochemistry). He trained in internal medicine at the UCLA Center for the Health Sciences and Gastroenterology at the Massachusetts General Hospital and Harvard Medical School. He was assistant professor of medicine at the Harvard Medical School, associate professor of medicine at University of California, Davis, clinical associate professor of Medicine at Cornell Medical School and professor of clinical medicine at the Robert Wood Johnson Medical School in New Brunswick, New Jersey. Dr. Zeldis has published 122 peer reviewed articles and 24 reviews, book chapters, and editorials. Dr. Zeldis brings his extensive background in the healthcare industry, as well as his experience in emerging growth companies, which will make him a valuable resource on our board of directors.

Patrick J. Gallagher. Mr. Gallagher has served as our director since July 2014. Mr. Gallagher, MBA, CFA, is an accomplished capital markets executive, advisor, and investor with a distinguished record of success in both the public and private markets. He has nearly 20 years of experience on Wall Street and extensive expertise in alternative investments, capital markets, and marketing. Since September 2014, Mr. Gallagher has served as managing director and head of healthcare sales at Laidlaw & Co. (UK) Ltd. Mr. Gallagher serves as a strategic consultant for Kinex Pharmaceuticals, LLC, a biotechnology firm focused on next-generation therapies in oncology and immunology and was the vice president of business development and investor relations from September 2012 to October 2013. In November 2010, he was appointed by broker Concept Capital, a division of Sanders Morris Harris, as a Managing Director and the head of institutional sales. In 2001, Mr. Gallagher co-founded BDR Research Group, LLC, an independent sell-side research firm specializing in healthcare investing, financing and operations, and served as its chief executive officer until November 2010. Prior to 2001, he held various sales positions at investment and research firms Kidder Peabody, PaineWebber and New Vernon Associates. Mr. Gallagher is a CFA charter holder, received his MBA from Pennsylvania State University and holds a B.S. degree in finance from the University of Vermont. We believe that Mr. Gallagher’s experience in capital markets and marketing, with extensive expertise concentrated in the life sciences space, make him a valuable resource on our board.

Seth H. Z. Fischer.  Mr. Fischer has served as our director since May 2013. Since September 2013, Mr. Fischer has served as the chief executive officer and director of Vivus, Inc., a biopharmaceutical company focusing on the treatment of obesity, sleep apnea, diabetes and sexual health. Prior to that, Mr. Fischer served in positions of increasing responsibility with Johnson & Johnson from 1983 until his retirement in 2012. Most recently Mr. Fischer served as Company Group Chairman Johnson & Johnson and Worldwide Franchise Chairman Cordis Corporation from 2008 to 2012, which included responsibility for Cordis and Biosense Webster, and as Company Group Chairman North America Pharmaceuticals from 2004 to 2007, which included responsibility for Ortho-McNeil Pharmaceuticals, Janssen and Scios.  Since 2013, Mr. Fischer has served as an advisor of MedHab, LLC, a medical device limited liability company. From April 2013 to September 2013, Mr. Fischer served on the board of directors of Trius Therapeutics, Inc., a public pharmaceutical company, until it was acquired by Cubist Pharmaceuticals, now a wholly owned subsidiary of Merck & Co., Inc. We believe that Mr. Fischer’s extensive executive experience in a major health care company and his specific experience in launching and growing new pharmaceutical products make him an ideal member of our board.

Jeffrey F. O’Donnell, Sr.  Mr. O’Donnell has served as our director since February 2015; he had previously served as a director from October 2011 until February 2014. Mr. O’Donnell has extensive experience in the healthcare industry, merging a solid, traditional corporate background with emerging growth experience. In July 2014, Mr. O’Donnell was named chief executive officer of Trice Medical, Inc., where he has been chairman of the board since its founding in December 2011. Trice Medical, Inc. is an early stage medical device company developing and commercializing a camera enabled needle for orthopedic diagnostic procedures. In 2008, Mr. O'Donnell started Embrella Cardiovascular, a medical device startup company which was sold in 2011 to Edwards Lifesciences (EW). Prior to Embrella Cardiovascular, Mr. O'Donnell served as president and chief executive officer of PhotoMedex (PHMD) from 1999 to 2009. He was the president and chief executive officer of Radiance Medical Systems (originally Cardiovascular Dynamics) from 1997 to 1999 after serving as its vice president of sales and marketing from 1995 to 1997. From 1994 to 1995 Mr. O'Donnell held the position of president and chief executive officer of Kensey Nash Corporation (KNSY). Additionally, he has held several senior sales and marketing management positions at Boston Scientific Corporation, Guidant Corporation and Johnson & Johnson's Orthopedic Division. In 2005, Mr. O'Donnell was named life sciences chief executive officer of the year by PriceWaterhouse Coopers. In 2011, Mr. O'Donnell was named the Greater Philadelphia Emerging Entrepreneur Of The Year by Ernst & Young. Mr. O'Donnell is a previous director for Cardiac Science (7 yrs) and Endologix (12 yrs). Mr. O’Donnell is also chairman of the board of Mela Sciences (MELA).  Mr. O’Donnell brings his experience in the healthcare industry and cardiovascular space, along with his experience with emerging growth companies, which will make him a valuable member of our board of directors.

David Weild IV.  Mr. Weild has served as a director since May 2015. Mr. Weild is founder, chairman and CEO of IssuWorks, parent company of the investment banking firm Weild & Co. Holdings. Prior to Weild & Co., Mr. Weild was vice chairman of NASDAQ and head of corporate finance and equity capital markets at Prudential Securities, Inc. Mr. Weild holds an M.B.A. from the Stern School of Business and a B.A. from Wesleyan University. Mr. Weild is currently on the board of PAVmed. From September 2010 to June 2011, Mr. Weild served on the board of Helium.com, until it was acquired by R.R. Donnelly & Sons Co. Since 2003, Mr. Weild has been chairman of the board of the 9-11 charity Tuesday’s Children. Mr. Weild brings extensive financial, economic, stock exchange, capital markets, and small company expertise to the Company gained throughout his career on Wall Street.

Family Relationships

There are no family relationships among any of our officers or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, each of our directors, officers and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent shareholders, except for one late report on Form 4 filed by Jeffrey F. O’Donnell, Sr. with respect to one transaction, three late reports on Form 4 filed by Kenneth Londoner with respect to a total of nine transactions, one late report on Form 4 filed by Asher Holzer, our then director, with respect to one transaction and one late report on Form 3 and one late report on Form 4 filed by Donald E. Foley with respect to his becoming our director and two transactions, respectively.

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is currently comprised of Messrs. Weild, Gallagher and O’Donnell, each of whom our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the NASDAQ Stock Market.  Mr. Weild is the chairman of our audit committee.  In addition, Mr. Weild qualifies as a financial expert, as defined in Item 407(d)(5)(ii ) of Regulation S-K .

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Dr. Zeldis, Messrs. Foley and Tanaka, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market.  Dr. Zeldis is the chairman of our nominating and corporate governance committee.

Compensation Committee

Our compensation committee is currently comprised of Messrs. O’Donnell, Tanaka and Fischer, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the NASDAQ Stock Market.  Mr. O’Donnell is the chairman of our compensation committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on the Investors section of our website at www.biosigtech.com.  We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation, for our last two fiscal years awarded to, earned by or paid to our named executive officers: (i) Kenneth L. Londoner, our executive chairman and member of our board, (ii) Gregory D. Cash, our chief executive officer and member of our board and (iii) Steven Chaussy, our chief financial officer.

Name and principal position	Year	Salary ($)	Stock Awards ($) (1)		Total ($)

Kenneth L. Londoner, Executive Chairman and Director	2015	368,052	56,000	(1)	424,052
	2014	206,913	1,000,000	(2)	1,206,913
Gregory D. Cash, President, Chief Executive Officer and Director	2015	385,834	56,000	(1)	441,834
	2014	103,126	2,383,443	(3)	2,486,569
Steven Chaussy, Chief Financial Officer	2015	102,500	336,000	(4)	438,500
	2014	49,500	500,000	(5)	549,500

(1)	Represents a common stock award of 25,000 shares granted February 24, 2015
(2)	Represents a common stock award of 400,000 shares granted on September 1, 2014.
(3)
Represents a stock option granted July 15, 2014 for the purchase of 1,265,769 shares of common stock, 497,266 exercisable immediately, 226,031 exercisable over two years vesting on a quarterly basis and remainder contingent on performance at $2.21 per share and termination date of July 15, 2024.

(4)	Represents a restricted stock award of 150,000 shares granted February 24, 2015.
(5)	Represents a common stock award of 200,000 shares granted on September 1, 2014.

Agreements with Executive Officers and Change-In-Control Arrangements

Kenneth L. Londoner

We entered into an employment agreement with Kenneth Londoner on March 1, 2013.  The employment agreement terminated on March 1, 2015, after which Mr. Londoner’s employment became on an at-will basis.  Prior to its termination, Mr. Londoner’s employment agreement required that Mr. Londoner receive an annual base salary of $225,000 and be eligible for annual discretionary bonuses and equity-based incentives, as our board may determine.  Mr. Londoner was also subject to non-competition and non-solicitation obligations, whereby, for a period lasting until one year after the termination of his employment with us, Mr. Londoner was not permitted to, directly or indirectly, (i) in any state in the U.S. or country that we conduct business and for which Mr. Londoner had responsibility, work for, invest in, provide financing to or establish a business that competes with our business, other than an exception that permits limited investment in publicly-traded competitors, (ii) solicit business from or do business with any customer, client, manufacturer or vendor with whom we did business or who we solicited within the preceding two years, and (iii) solicit, engage or hire any person employed by or who served as a consultant to us within the preceding twelve months. In September 2013, Mr. Londoner resigned as our chief executive officer, but remained with us in an executive role.  In November 2013, Mr. Londoner became our executive chairman.  While Mr. Londoner’s employment agreement expired on March 1, 2015, we intend to continue to compensate Mr. Londoner pursuant to the terms of his former employment agreement for his contributions with respect to corporate finance, investor relations, and business development.

Prior to entering into his employment agreement, Mr. Londoner was an at-will employee.

Gregory D. Cash

On July 15, 2014, we entered into an employment agreement with Gregory Cash. The employment agreement has an initial term of three years that expires on July 15, 2017. Under the employment agreement, Mr. Cash is entitled to an annual base salary of $275,000. On March 31, 2015, upon our closing an equity or equity-linked financing with proceeds of at least $3.5 million (a “Qualified Financing”), Mr. Cash’s annual base salary automatically increased to $325,000 and he received (i) a one-time payment equal to the difference between the amount he would have earned if his base salary was $325,000 and the amount he actually earned at his base salary of $275,000 for the time period from the effective date of the agreement until the closing of such Qualified Financing and (ii) a one-time cash bonus of $30,000. Mr. Cash is also eligible to receive an annual bonus equal to at least 50% of the sum of his base salary and one-time payment, based on the achievement of reasonable performance criteria to be determined by the board in consultation with Mr. Cash within 90 days of the effective date.

In accordance with Mr. Cash’s employment agreement, on July 15, 2014, we granted Mr. Cash an incentive stock option to purchase 1,265,769 shares of common stock, made pursuant to an Incentive Stock Option Agreement. The option has an exercise price of $2.21, which was the fair market value of our common stock on the date of grant, and a term that expires ten years from the date of grant. The option will vest as follows (i) 542,473 shares of common stock will vest in eleven equal installments of 45,206 shares of common stock and one final installment of 45,207 shares of common stock on a quarterly basis with the first installment vesting on the effective date of his employment agreement and subsequent installments vesting every three months thereafter; (ii) 180,824 shares of common stock will vest immediately upon completion of a Qualified Financing; (iii) 180,824 shares of common stock will vest upon the listing of our common stock on a recognized U.S. national securities exchange (i.e., NYSE, MKT LLC, The Nasdaq Stock Market LLC or the New York Stock Exchange); (iv) 180,824 shares of common stock will vest upon the 510(k) clearance or any other type of clearance deemed necessary by the U.S. Food and Drug Administration of our PURE EP technology platform; and (v) 180,824 shares of common stock will vest upon our achieving a market capitalization of $150,000,000 and maintaining such market capitalization for at least 90 consecutive calendar days.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2015.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

Gregory D. Cash	452,060	813,707	$2.21	7/15/2024

Kenneth Londoner	250,000	-	$2.09	1/16/2020

Steven Chaussy	30,000	-	$2.09	1/16/2020
	30,000	-	$2.00	6/11/2023

BioSig Technologies, Inc. 2012 Equity Incentive Plan

On October 19, 2012, our board of directors adopted the BioSig Technologies, Inc. 2012 Equity Incentive Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. An aggregate of 11,686,123 shares of common stock are reserved for issuance under the BioSig Technologies, Inc. 2012 Equity Incentive Plan.  As of March 14, 2016, the number of options and restricted stock awards granted under the BioSig Technologies, Inc. 2012 Equity Incentive Plan are 10,220,190.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2015 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
Donald E. Foley	$-	$368,323	(1)	$368,323
Roy T. Tanaka	$-	$169,302	(2)	$169,302
Jerome Zeldis, M.D. Ph.D.	$-	$1,244,241	(3)	$1,244,241
Patrick J Gallagher	$-	$112,651	(4)	$112,651
Seth H. Z. Fischer	$-	$112,651	(4)	$112,651
Jeffrey F O’Donnell, Sr	$-	$796,149	(5)	$796,149
David Weild, IV	$-	$779,680	(6)	$779,680
Asher Holzer	$-	$259,190	(7)	$259,190
Jonathan Steinhouse	$-	$55,975	(8)	$55,975
Total:	$-	$3,582,997		$3,582,997

(1)
Represents (i) a stock option granted October 20,2015 for the purchase of 250,000 shares of common stock, vesting quarterly over three years, at an exercise price of $1.56 per share and termination date of October 20, 2025, and (ii) a stock option granted October 20, 2015 for the purchase of 25,000 shares of common stock, vesting monthly over one year, at an exercise price of $1.56 per share and termination date of October 20, 2025.

(2)
Represents (i) a common stock grant of 25,000 granted on February 24, 2015, and (ii) a stock option granted on June 22, 2015 for the purchase of 50,000 shares of common stock, vesting monthly over one year, at an exercise price of $2.53 per share and termination date of June 22, 2025.

(3)
Represents (i) a stock option granted on June 22, 2015 for the purchase of 50,000 shares of common stock, vesting monthly over one year, at an exercise price of $2.53 per share and termination date of June 22, 2025, and (ii) a stock option granted on April 9, 2015 for the purchase of 300,000 shares of common stock, exercisable immediately, at an exercise price of $3.99 per share and termination date of April 9, 2025.

(4)
Represents (i) a stock option granted October 20, 2015 for the purchase of 25,000 shares of common stock, vesting monthly over one year, at an exercise price of $1.56 per share and termination date of October 20, 2025, and (ii) a stock option granted on June 22, 2015 for the purchase of 25,000 shares of common stock, vesting monthly over one year, at an exercise price of $2.53 per share and termination date of June 22, 2025.

(5)
Represents (i) a stock option granted on February 2, 2015 for the purchase of 200,000 shares of common stock, vesting 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, at an exercise price of $2.50 per share and termination date of February 2, 2025, and (ii) a stock options granted on June 22, 2015 for the purchase of 75,000 shares of common stock, vesting monthly over one year, at an exercise price of $2.53 per share and termination date of June 22, 2025.

(6)
Represents (i) a stock option granted on May 22, 2015 for the purchase of 250,000 shares of common stock, vesting 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, at an exercise price of $2.75 per share and termination date of May 22, 2025, and (ii) a stock option granted on May 22, 2015 for the purchase of 50,000 shares of common stock, vesting monthly over one year, at an exercise price of $2.75 per share and termination date of June 22, 2025.

(7)
Represents (i) a common stock grant of 25,000 granted on February 24, 2015 at $2.24 per share, and (ii) a stock option granted on June 22, 2015 for the purchase of 25,000 shares of common stock, vesting monthly over one year, at an exercise price of $2.53 per share and termination date of June 22, 2025, and (iii) a stock option granted October 19, 2015 for the purchase of 100,000 shares of common stock, fifty percent (50%) of the stock options vesting on the one-year anniversary of the Date of Grant and the remaining fifty percent (50%) vesting on the two-year anniversary, at an exercise price of $1.56 per share and termination date of October 19, 2025.

(8)	Represents a common stock grant of 25,000 granted on February 24, 2015 at $2.24 per share.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	7,780,190	$2.30	1,465,933
Equity compensation plans not approved by security holders	-	-	-
Total	7,780,190	2.30	1,465,933

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 14, 2016:

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our named executive officers and directors; and
• by all of our named executive officers and directors as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.  With respect to the Series C Preferred Stock and warrants held by the beneficial owners listed below, there exist contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause such beneficial owner, together with its affiliates or members of a “group,” to beneficially own a number of shares of common stock which would exceed from 4.99% to 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table below do not give effect to these limitations.  Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc., 8441 Wayzata Blvd., Suite 240, Minneapolis, Minnesota 55426.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)

5% Owners
Lora Mikolaitis	3,611,224	(3)	20.72%

Alpha Capital Anstalt (4)	2,504,546	(5)	13.66%

Officers and Directors
Kenneth L. Londoner	4,406,114	(6)	24.71%

Gregory D. Cash	577,472	(7)	3.25%

Roy T. Tanaka	795,773	(8)	4.42%

Seth H. Z. Fischer	546,777	(9)	3.08%

Patrick J. Gallagher	170,833	(10)	*

Jeffrey F. O’Donnell, Sr.	375,799	(11)	2.15%

Steve Chaussy	477,362	(12)	2.76%

Jerome Zeldis, M.D., Ph.D.	589,814	(13)	3.33%

David Weild IV	170,834	(14)	*

Donald E. Foley	354,166	(15)	2.03%

All directors and executive officers as a group (10 persons)	8,464,944		47.68%

* Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 14, 2016, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 17,250,703 shares of common stock outstanding as of March 14, 2016.

(3)
Comprised of (i) 43,750 shares of common stock, (ii) options to purchase 175,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016 and (iii) 3,392,474 shares of common stock held by Miko Consulting Group, Inc. Lora Mikolaitis has sole voting and dispositive power over the securities held for the account of Miko Consulting Group, Inc.

(4)
The address for Alpha Capital Anstalt is Pradafant 7, 9490 Furstentums, Vaduz, Lichtenstein.  Konrad Ackermann has sole voting and dispositive power over the securities held for the account of this stockholder.

(5)
Comprised of (i) 1,417,201 shares of common stock, (ii) shares of Series C Preferred Stock that are convertible into approximately 63,500 shares of common stock including dividend shares, and (iii) warrants to purchase 1,023,845 shares of common stock. With respect to the Series C Preferred Stock and warrants, there exist contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause Alpha Capital Anstalt, together with its affiliates or members of a “group,” to beneficially own a number of shares of common stock which would exceed from 4.99% to 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table do not give effect to these limitations.

(6)
Comprised of (i) 491,511 shares of common stock directly held by Mr. Londoner, (ii) 3,334,974 shares of common stock held by Endicott Management Partners, LLC, an entity for which Mr. Londoner is deemed the beneficial owner, (iii) warrants to purchase 329,629 shares of common stock, and (v) options to purchase 250,000 shares of common stock that are currently exercisable.

(7)	Comprised of (i) 35,000 shares of common stock, and (ii) options to purchase 542,472 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016.

(8)	Comprised of (i) 30,000 shares of common stock, and (ii) options to purchase 765,773 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016.

(9)	Consists of (i) 25,000 shares of common stock, and (ii) options to purchase 521,777 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016.

(10)	Consists of (i) 25,000 shares of common stock, and (ii) options to purchase 145,833 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016.

(11)	Consists of (i) 117,500 shares of common stock, and (ii) options to purchase 258,299 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016.

(12)	Consists of (i) 417,362 shares of common stock, and (ii) options to purchase 60,000 shares of common stock that are currently exercisable.

(13)
Consists of (i) 137,245 shares of common stock, (ii) options to purchase 341,666 shares of common stock that are currently exercisable, (iii) shares of Series C Preferred Stock that are convertible into approximately 42,334 shares of common stock including dividend shares, and (iv) warrants to purchase 68,569 shares of common stock.

(14)	Consists of options to purchase 170,834 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016.

(15)
Consists of (i) 200,000 shares of common stock, (ii) options to purchase 54,166 shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2016, and (iii) warrants to purchase 100,000 shares of common stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On August 1, 2012, we entered into a consulting agreement with Asher Holzer, Ph.D., then a member of our board of directors.  Pursuant to the consulting agreement, Dr. Holzer was to serve as our chief scientific officer and assist in the development of our technology and our PURE EP System, in exchange for monthly payments of $10,000.  We paid Dr. Holzer an initial payment of $7,500 pursuant to the consulting agreement.  In the first quarter of 2014, we agreed to an oral amendment to our consulting agreement with Dr. Holzer, which resulted in Dr. Holzer agreeing to receive (i) a payment of $65,000, to be paid by us upon our closing of a capital raising transaction that results in proceeds to us of at least $5 million, and (ii) a future option grant to purchase 125,000 shares of our common stock, in exchange for acknowledging that no other payments are due by us to Dr. Holzer pursuant to the consulting agreement.

On September 1, 2014, we entered into a letter agreement and release with Dr. Holzer, pursuant to which Dr. Holzer agreed to cancel, extinguish and terminate all amounts due or owed by us for services performed by Dr. Holzer pursuant to that certain consulting agreement, dated as of August 1, 2012, as amended. In connection with the cancellation of all payment obligations and in exchange for Dr. Holzer waiving and releasing us from all possible claims related to such obligations under the consulting agreement, Dr. Holzer received 26,000 shares of our common stock. Dr. Holzer also agreed to provide us with one additional year of consulting services in exchange for 34,000 shares of common stock.

On October 19, 2015, we entered into a consulting agreement with Dr. Holzer.  Pursuant to the consulting agreement, Dr. Holzer is to provide certain consulting services in connection with the development and commercialization of our products, in exchange for a stock option for the purchase of 100,000 shares of common stock, vesting 50% on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, at an exercise price of $1.56 per share and termination date of October 19, 2025.

On January 31, 2014, as part of a private placement transaction of our common stock and warrants, Jonathan Steinhouse, then a member of our board of directors, purchased an aggregate of 24,490 shares of common stock and a warrant to purchase 12,246 shares of common stock for an aggregate purchase price of $60,000.

On March 5, 2014, Mr. Steinhouse made an advance of funds to us in the aggregate amount of $10,000, which was repaid in full on April 3, 2014.  The advance was interest-free and not made on condition of any specific terms.

On September 12, 2014, Sterne Agee & Leach Inc. C/F Jonathan Steinhouse R/O IRA, as part of a private placement transaction of our common stock and warrants, purchased an aggregate of 4,000 shares of common stock and a warrant to purchase 2,000 shares of common stock for an aggregate purchase price of $10,000.

On March 23, 2015, we issued Mr. Londoner an aggregate of 169,334 shares of common stock in exchange for 200 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On October 23, 2015, as part of a private placement transaction of our common stock and warrants, Mr. Londoner purchased an aggregate of 66,667 shares of common stock and a warrant to purchase 33,334 shares of common stock for an aggregate purchase price of $100,000.

On April 30, 2015, Mr. Chaussy was granted 150,000 shares of common stock at a cost basis of $2.90 per share for his 2013-2015 performance. One half of the shares vested immediately; the second half vests on January 1, 2016.

On November 18, 2015, as part of a private placement transaction of our common stock and warrants, Donald E. Foley purchased an aggregate of 200,000 shares of common stock and a warrant to purchase 100,000 shares of common stock for an aggregate purchase price of $300,000.

On May 21, 2015, we issued Alpha Capital Anstalt an aggregate of 190,500 shares of common stock in exchange for 225 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On June 30, 2015, we issued Alpha Capital Anstalt an aggregate of 169,333 shares of common stock in exchange for 200 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On July 17, 2015, we issued Alpha Capital Anstalt an aggregate of 169,333 shares of common stock in exchange for 200 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On May 11, 2015, we entered into a securities purchase agreement with Alpha Capital Anstalt, pursuant to which we issued 375 shares of our Series C Preferred Stock and five-year warrants to purchase 312,201 shares of our common stock for aggregate cash proceeds of $375,000.

On October 20, 2015, we issued Alpha Capital Anstalt an aggregate of 84,667 shares of common stock in exchange for 100 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On November 30, 2015, we issued Alpha Capital Anstalt an aggregate of 84,667 shares of common stock in exchange for 100 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On December 30, 2015, we issued Alpha Capital Anstalt an aggregate of 84,667 shares of common stock in exchange for 100 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

Independent Directors

Our board of directors has determined that each of Roy T. Tanaka, David Weild IV, Patrick J. Gallagher, David E. Foley, Seth H. Z. Fischer, Jerome Zeldis and Jeffrey F. O’Donnell, Sr. is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the Securities and Exchange Commission.  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2015 and 2014, including review of our interim financial statements were $56,500 and $54,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $14,500 and $-0- for audit related fees during the fiscal years ended December 31, 2015 and 2014, respectively, which related to consent for and review of registration statements filed by the Company with the SEC.

Tax Fees. We incurred fees to our independent registered public accounting firm of $5,000 and $3,500 for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014.

All Other Fees.  We incurred fees to our independent registered public accounting firm of $-0- and $-0- for all other fees during the fiscal years ended December 31, 2015 and 2014, respectively.

For the fiscal year ended December 31, 2014 and the portion of the fiscal year ended December 31, 2015 prior to our formation of the audit committee, the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our audit committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and premitted non-auditing services, provided that decisions of such subcommittee to grant pre-approval is presented to the full audit committee at its next scheduled hearing.

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

BIOSIG TECHNOLOGIES, INC.

Date: March 14, 2016	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2016	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ KENNETH L. LONDONER	Executive Chairman, Director	March 14, 2016
Kenneth L. Londoner

/s/ DONALD E. FOLEY	Director	March 14, 2016
Donald E. Foley

/s/ JEROME ZELDIS	Director	March 14, 2016
Jerome Zeldis

/s/ PATRICK J. GALLAGHER	Director	March 14, 2016
Patrick J. Gallagher

/s/ ROY T. TANAKA	Director	March 14, 2016
Roy T. Tanaka

/s/ SETH H. Z. FISCHER	Director	March 14, 2016
Seth H. Z. Fischer

/s/ JEFFREY F. O’DONNELL, SR.	Director	March 14, 2016
Jeffrey F. O’Donnell, Sr.

/s/ DAVID WEILD IV	Director	March 14, 2016
David Weild IV

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
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
10.36
Settlement and Mutual Release Agreement, dated November 3, 2014, by and between BioSig Technologies, Inc. and David Drachman (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 5, 2014)

10.37
Composite of Unit Purchase Agreement, dated December 19, 2014, as amended by Supplement No. 1, dated December 17, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on February 20, 2015)

10.38
Registration Rights Agreement, dated December 19, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on February 20, 2015)

10.39	Form of “A” Warrant used in connection with December 19, 2014 private placement (incorporated by reference to Exhibit 10.39 to the Form 10-K filed on February 20, 2015)
10.40	Form of “B” Warrant used in connection with December 19, 2014 private placement (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on February 20, 2015)
10.41	Amendment No. 2 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on April 17, 2015)
10.42	Amendment No. 3 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form S-1 filed on May 20, 2015)
10.43
Securities Purchase Agreement, dated as of May 11, 2015, by and between BioSig Technologies, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 15, 2015)

10.44
Securities Purchase Agreement, dated as of May 11, 2015, by and between BioSig Technologies, Inc. and Brio Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 15, 2015)

10.45
Amendment Agreement No. 6 to Securities Purchase Agreement, dated July 30, 2014, by and between BioSig Technologies, Inc. and certain purchasers (incorporated by reference to Exhibit 10.44 to the Form S-1/A filed on June 10, 2015

10.46	Amendment No. 4 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 29, 2015)
10.47	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2015)
10.48
Unit Purchase Agreement, dated October 23, 2015, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 29, 2015)

10.49	Form of Warrant used in connection with October 23, 2015 private placement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on Form 8-K on October 29, 2015)
10.50
Registration Rights Agreement, dated October 23, 2015, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.04 to the Form 8-K filed on October 29, 2015)

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