Form 10-Q
period 2016-03-31
BioSig Technologies, Inc.
filed 2016-05-04
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

As of May 2, 2016, there were 18,961,906 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current assets:
Cash	$137,613	$953,234
Prepaid expenses	11,291	31,308
Total current assets	148,904	984,542

Property and equipment, net	15,500	18,408

Other assets:
Deposits	27,612	27,612

Total assets	$192,016	$1,030,562

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $11,912 and $12,716 to related parties as of March 31, 2016 and December 31, 2015, respectively	$228,163	$223,546
Dividends payable	367,287	340,291
Warrant liability	1,878,986	1,621,199
Derivative liability	283,857	285,157
Total current liabilities	2,758,293	2,470,193

Series C Preferred Stock, 1,396 and 1,471 shares issued and outstanding; liquidation preference of $1,396,000 and $1,471,000 as of March 31, 2016 and December 31, 2015, respectively	1,396,000	1,471,000

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 17,355,562 and 16,825,703 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	17,356	16,826
Additional paid in capital	30,845,130	29,314,399
Accumulated deficit	(34,824,763)	(32,241,856)
Total stockholders' deficit	(3,962,277)	(2,910,631)

Total liabilities and stockholders' deficit	$192,016	$1,030,562

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2016	2015
Operating expenses:
Research and development	$372,426	$302,079
General and administrative	1,939,148	2,746,853
Depreciation	2,908	2,860
Total operating expenses	2,314,482	3,051,792

Loss from operations	(2,314,482)	(3,051,792)

Other income (expense):
Loss on change in fair value of derivatives	(268,425)	-
Interest income (expense)	-	(1,114)
Total other income (expense)	(268,425)	(1,114)

Loss before income taxes	(2,582,907)	(3,052,906)

Income taxes (benefit)	-	-

Net loss	(2,582,907)	(3,052,906)

Preferred stock dividend	(32,244)	(79,395)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,615,151)	$(3,132,301)

Net loss per common share, basic and diluted	$(0.15)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	17,074,329	12,256,418

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2016

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	16,825,703	$16,826	$29,314,399	$(32,241,856)	$(2,910,631)
Sale of common stock	250,000	250	351,750	-	352,000
Common stock issued for services	150,000	150	183,850	-	184,000
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	50,000	50	74,950	-	75,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.08 per share	4,859	5	5,243	-	5,248
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	11,938	-	11,938
Stock based compensation	75,000	75	935,244	-	935,319
Preferred Stock dividend	-	-	(32,244)	-	(32,244)
Net loss	-	-	-	(2,582,907)	(2,582,907)
Balance, March 31, 2016 (unaudited)	17,355,562	$17,356	$30,845,130	$(34,824,763)	$(3,962,277)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,582,907)	$(3,052,906)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,908	2,860
Change in derivative liabilities	268,425	-
Equity based compensation	1,119,319	1,634,714
Changes in operating assets and liabilities:
Prepaid expenses	20,017	8,744
Accounts payable	4,314	(233,155)
Stock based payable	-	419,761
Deferred rent payable	303	-
Net cash used in operating activities	(1,167,621)	(1,219,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,684)
Net cash used in investing activity	-	(2,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	352,000	3,042,213
Net cash provided by financing activities	352,000	3,042,213

Net (decrease) increase in cash and cash equivalents	(815,621)	1,819,547

Cash and cash equivalents, beginning of the period	953,234	239,781
Cash and cash equivalents, end of the period	$137,613	$2,059,328

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1,115
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$80,248	$317,500
Reclassify fair value of derivative and warrant liability from equity	$11,938	$5,440,034

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The condensed balance sheet as of December 31, 2015 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 14, 2016.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2016, the Company had cash of $137,613 and working capital deficit (current liabilities in excess of current assets) of $2,609,389. During the three months ended March 31, 2016, the Company used net cash in operating activities of $1,167,621.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In April 2016, the Company raised approximately $2 million as part of private placement transactions of the Company’s common stock and warrants (see Note 11). Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 6 months.

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders' deficiencies at March 31, 2016 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

Accordingly, the accompanying condensed financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At March 31, 2016 and December 31, 2015, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $372,426 and $302,079 for the three months ended March 31, 2016 and 2015, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

Net Loss Per Common Share

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

The computation of basic and diluted loss per share as of March 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2016	March 31, 2015
Series C convertible preferred stock	930,667	1,640,667
Options to purchase common stock	7,780,190	6,205,190
Warrants to purchase common stock	7,221,685	7,561,820
Totals	15,932,542	15,407,677

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

As of March 31, 2016, the Company had 7,780,190 options outstanding to purchase shares of common stock, of which 5,971,951 were vested.

As of December 31, 2015, the Company had 7,780,190 options outstanding to purchase shares of common stock, of which 5,613,501 were vested.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

Beginning on October 23, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on April 29, 2016. The Company has estimated the liability under the registration rights agreement at $-0- as of March 31, 2016.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and December 31, 2015 is summarized as follows:

	March 31, 2016	December 31, 2015
Computer equipment	$68,449	$68,449
Furniture and fixtures	10,117	10,117
Subtotal	78,566	78,566
Less accumulated depreciation	(63,066)	(60,158)
Property and equipment, net	$15,500	$18,408

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,908 and $2,860 for the three months ended March 31, 2016 and 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
Accrued accounting and legal	$134,197	$112,723
Accrued reimbursements	25,008	13,613
Accrued consulting	5,948	15,200
Accrued research and development expenses	35,920	34,179
Accrued office and other	10,438	31,482
Deferred rent	3,319	3,016
Accrued settlement related to arbitration	13,333	13,333
	$228,163	$223,546

NOTE 6 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

In addition, absent the approval of holders representing at least 67% of the outstanding shares of the Series C Preferred Stock, we may not (i) increase the number of authorized shares of preferred stock, (ii) amend our charter documents, including the terms of the Series C Preferred Stock, in any manner adverse to the holders of the Series C Preferred Stock, including authorizing or creating any class of stock ranking senior to, or otherwise pari passu with, the shares of Series C Preferred Stock as to dividends, redemption or distribution of assets upon a liquidation, or (iii) perform certain covenants, including:

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

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

In February 2016, the Company issued an aggregate of 54,859 shares of its common stock in exchange for 75 shares of the Company’s Series C Preferred Stock and accrued dividends.

For the three months ended March 31, 2016, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C Preferred Stock of $11,938 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.23%, a dividend yield of 0%, and volatility of 144%.

Series C Preferred Stock issued and outstanding totaled 1,396 and 1,471 as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016 and December 31, 2015, the Company has accrued $367,287 and $340,291 dividends payable on the Series C Preferred Stock.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
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

NOTE 7 – WARRANT AND DERIVATIVE LIABILITIES

At the time of issuance and until March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C Preferred Stock and related warrants (see Note 6) did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation was not required.  There was no established market for the Company’s common stock.   As of March 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified from equity to liability treatment the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively.

The Company valued the reset provisions of the Series C Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.56% to 0.89, a dividend yield of 0%, and volatility of 141.00%.

At March 31, 2016, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $283,857 and $1,878,986, respectively. The Company recorded a loss from change in fair value of derivatives of $268,425 for the three months ended March 31, 2016. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 1.00 to 2.00 years, a risk free interest rate of 0.39% to 1.01%, a dividend yield of 0%, and volatility of 143.00%.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2016 and December 31, 2015, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock. As of March 31, 2016 and December 31, 2015, there were no outstanding shares of Series A and Series B preferred stock.

In February 2016, the Company issued 54,859 shares of its common stock in exchange for 75 shares of the Company’s Series C Preferred Stock and accrued dividends.

As of March 31, 2016 and December 31, 2015, the Company has 1,396 and 1,471 Series C Preferred Stock issued and outstanding.

Common stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of March 31, 2016 and December 31, 2015, the Company had 17,355,562 and 16,825,703 shares issued and outstanding, respectively.

During the three months ended March 31, 2016, the Company issued an aggregate of 150,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $184,000 ($1.23 average per share).

During the three months ended March 31, 2016, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 250,000 shares of common stock and 143,000 warrants for aggregate proceeds of $352,000, net of $23,000 in expenses.

During the three months ended March 31, 2016, the Company issued 75,000 shares of common stock as vested previously issued restricted stock units

Beginning on October 23, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days of the final closing under the Private Placement and to be effective 120 calendar days thereafter.  The final closing under the Private Placement occurred on April 29, 2016.  The Company has estimated the liability under the registration rights agreement at $-0- as of March 31, 2016.

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

Options

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “Plan) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options to purchase up to 11,686,123 (as amended) shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

However, the exercise price of an Incentive Stock Option should not be less than 110% of fair value of the common stock at the date of the grant for a 10% or more stockholder and 100% of fair value for a grantee who is not 10% stockholder. The fair value of the common stock is determined based on the quoted market price or in absence of such quoted market price, by the administrator in good faith.

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. The Company reserved 1,440,933 shares of its common stock for future issuance under the terms of the Plan.

During the three months ended March 31, 2016, the Company granted an aggregate of 150,000 stock grants to key consultants under the plan. See Note 8.

The following table presents information related to stock options at March 31, 2016:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	1,544,642	6.0	969,726
2.01-3.00	5,935,548	6.1	4,702,225
3.01-4.00	300,000	9.0	300,000
	7,780,190	6.2	5,971,951

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,780,190	$2.30	6.4	$-
Grants	-			-
Exercised	-
Canceled	-
Outstanding at March 31, 2016	7,780,190	$2.30	6.2	$-
Exercisable at March 31, 2016	5,971,951	$2.35	5.7	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.40 as of March 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of any stock-based payment awards during the three months ended March 31, 2016 and 2015 was estimated using the Black-Scholes pricing model.

In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the number of vested options as a percentage of total options outstanding.

The fair value of all options vesting during the three months ended March 31, 2016 and 2015 of $697,649 and $798,789, respectively, was charged to current period operations.  Unrecognized compensation expense of $1,084,926 and $1,782,575 at March 31, 2016 and December 31, 2015, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2016:

Restricted shares issued as of January 1, 2016	175,000
Granted	-
Vested	(75,000)
Total restricted shares issued as of March 31, 2016	100,000
Vested restricted shares as of March 31, 2016	-
Unvested restricted shares as of March 31, 2016	100,000

Stock based compensation expense related to restricted stock grants was $50,084 and $-0- for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, the stock-based compensation relating to restricted stock of $3,302 remains unamortized.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company, all of which were exercisable, at March 31, 2016:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	4,009,391	February 2018 to March 2019
$1.84	35,076	January 2020
$1.95	779,674	October 2018 to March 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	7,221,685

On February 9, 2016, the Company issued 25,000 warrants to purchase the Company’s common stock at $1.95 per share, expiring on February 9, 2019, in connection with the sale of the Company’s common stock. In addition, the Company issued 6,000 warrants to purchase the Company’s common stock at $1.50 per share, expiring February 9, 2019 for placement agent services.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

On March 9, 2016, the Company issued an aggregate of 100,000 warrants to purchase the Company’s common stock at $1.95 per share, expiring on March 9, 2019, in connection with the sale of the Company’s common stock. In addition, the Company issued 12,000 warrants to purchase the Company’s common stock at $1.50 per share, expiring March 9, 2019 for placement agent services.

Stock based compensation related to warrants issued for services was $36,405 and $-0- for the three months ended March 31, 2016 and 2015, respectively.

A summary of the warrant activity for the three months ended March 31, 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,078,685	$2.02	3.0	497,933
Grants	143,000	1.89	2.9	-
Exercised	-
Canceled	-
Outstanding at March 31, 2016	7,221,685	$2.01	2.8	$536,265

Vested and expected to vest at March 31, 2016	7,221,685	$2.03	2.8	$536,265
Exercisable at March 31, 2016	7,138,353	$2.01	2.8	$536,265

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.40 as of March 31, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 10 – FAIR VALUE MEASUREMENT

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
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

As of March 31, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

The Company recognizes its derivative and warrant liabilities as level 3 and values its derivatives using the methods discussed in Note 7. While the Company believes that its valuation methods are appropriate and consistent with other market participants, it recognizes that the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The primary assumptions that would significantly affect the fair values using the methods discussed in Note 5 are that of volatility and market price of the underlying common stock of the Company.

As of March 31, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of March 31, 2016, in the amount of $283,857 and $1,878,986, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of March 31, 2016:

	Warrant Liability	Derivative
Balance, December 31, 2015	$1,621,199	$285,157
Total (gains) losses
Transfers out due to conversion of Series C Preferred Stock	-	(11,938)
Mark to market to March 31, 2016	257,787	10,638
Balance, March 31, 2016	$1,878,986	$283,857
Loss on change in warrant and derivative liabilities for the three months ended March 31, 2016	$(257,787)	$(10,638)

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2016
(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On April 1, 2016, as part of a private placement transaction of the Company’s common stock and warrants, certain accredited investors purchased an aggregate of 200,654 shares of common stock and warrants to purchase 100,327 shares of common stock at $1.95 per share, expiring April 1, 2019, for an aggregate purchase price of $256,768, net of issuance costs. In addition, the Company issued 18,040 warrants to purchase the Company’s common stock at $1.50 per share, expiring April 1, 2019 for placement agent services.

On April 6, 2016, the Company issued 100,000 shares of its common stock upon vesting of previously issued restricted stock units.

On April 19, 2016, as part of a private placement transaction of the Company’s common stock and warrants, certain accredited investors purchased an aggregate of 169,959 shares of common stock and warrants to purchase 84,980 shares of common stock at $1.95 per share, expiring April 19, 2019, for an aggregate purchase price of $227,427, net of issuance costs. In addition, the Company issued 17,996 warrants to purchase the Company’s common stock at $1.50 per share, expiring April 19, 2019 for placement agent services.

On April 29, 2016, as part of a private placement transaction of the Company’s common stock and warrants, certain accredited investors purchased an aggregate of 1,135,731 shares of common stock and warrants to purchase 567,866 shares of common stock at $1.95 per share, expiring April 29, 2019, for an aggregate purchase price of $1,508,137, net of issuance costs. In addition, the Company issued 79,524 warrants to purchase the Company’s common stock at $1.50 per share, expiring April 29, 2019 for placement agent services.

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

●	In the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype, which has since been completed.

●	In September 2014, we performed additional tests on the PURE EP System prototype at the University of California at Los Angeles.

●	In the fourth quarter of 2014, we appointed Dr. Samuel J. Asirvatham from the Mayo Clinic as a member of our Scientific Advisory Board and initiated plans for pre-clinical studies at the Mayo Clinic.

●
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from the Mayo Clinic as a member of our Scientific Advisory Board.  On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first pre-clinical study at the Mayo Clinic in Rochester, MN.

●	On June 10, 2015, Dr. Asirvatham performed our second pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

●	On November 17, 2015, Dr. Asirvatham performed our third pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

●	On February 22, 2016, we signed an agreement to initiate development of its PURE EP System with Minnetronix and are taking steps toward its 510(k) submission.

●	On March 28, 2016 we announced an Advanced Research Program with Dr. Asirvatham at the Mayo Clinic beginning June 2016.

We conducted our first, second and third pre-clinical studies on March 31, 2015, June 10, 2015 and November 17, 2015 respectively, and will begin an advanced research program in June 2016 at the Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System. We have initiated technology development with Minnetronix, a medical technology and innovation company, and are implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.

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

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2016 were $372,426, an increase of $70,347, or 23.3%, from $302,079 for the three months ended March 31, 2015. This increase is primarily due to increase in activity level and increased personnel and consulting expenses.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2016 were $1,939,148, a decrease of $807,705, or 29.4%, from $2,746,853 incurred in the three months ended March 31, 2015. This decrease is primarily due to less stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year.

Payroll related expenses decreased to $295,702 in the current period from $323,617 for the three months ended March 31, 2015, a decrease of $27,915.  The decrease is due to contractual bonuses paid in 2015 net with added personnel in the current period.   We incurred $1,119,319 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2016 as compared to $1,634,714 in stock based compensation for the same period in 2015.

Professional services for the three months ended March 31, 2016 totaled $79,906, an increase of $6,556, or 8.9%, over the $73,350 recognized for the three months ended March 31, 2015. Of professional services, legal fees totaled $38,406 for the three months ended March 31, 2016, an increase of $3,556, or 10.2%, from $34,850 incurred for the three months ended March 31, 2015.  Accounting fees incurred in the three months ended March 31, 2016 amounted to $41,500, an increase of $3,000, or 7.8%, from $38,500 incurred in same period last year.

Consulting, public and investor relations fees for the three months ended March 31, 2016 were $294,389 as compared to $155,790 incurred for the three months ended March 31, 2015. The increase in consulting and investor relations fees during the three months ended March 31, 2016 relate to our efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the three months ended March 31, 2016 were $70,890, an increase of $17,454, or 32.7%, from $53,436 incurred in the three months ended March 31, 2015. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended March 31, 2016 totaled $31,702, an increase of $9,188 or 40.8%, from $22,514 incurred in three months ended March 31, 2015, primarily due to expansion to our corporate office in Minnesota.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2016 totaled $2,908, an increase of $48, or 1.7%, over the expense of $2,860 incurred in the three months ended March 31, 2015, as a result of the replacement of certain office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended March 31, 2016, we incurred a loss on change in fair values of these derivatives of $268,425 as compared to $-0- for the same period during the prior year.

Interest Expense.  Interest expense for the three months ended March 31, 2016 totaled $-0-, a decrease of $1,114 from interest expense of $1,114 incurred during the same period last year. In the three months ended March 31, 2015, our interest costs were primarily related to credit card financing charges.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2016 totaled $32,244, a decrease of $47,151, or 59.4% from $79,395 incurred during the three months ended March 31, 2015. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.

Net Loss. As a result of the foregoing, net loss for the three months ended March 31, 2016 was $2,615,151 compared to a net loss of $3,132,301 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

As of March 31, 2016, we had a working capital deficit (current liabilities in excess of current assets) of $2,609,389, comprised of cash of $137,613 and prepaid expenses of $11,291, which was offset by $228,163 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $367,287 and an aggregate of $2,162,843 of warrant and derivative liabilities. For the three months ended March 31, 2016, we used $1,167,621 of cash in operating activities and $-0- of cash in investing activities. Cash provided by financing activities totaled $352,000, comprised of proceeds from the sale of our common stock. In the comparable period in 2015, $3,042,213 was raised through the sale of our common stock. At March 31, 2016, we had cash of $137,613 compared to $953,234 at December 31, 2015. Our cash is held in bank deposit accounts. At March 31, 2016 and December 31, 2015, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2016 and 2015 was $1,167,621 and $1,219,982, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Decrease in cash outlays principally resulted from reduction in operating costs and general and administrative expenses net with an increase of our outstanding accounts payable by $4,314.

We used $-0- cash for investing activities for the three months ended March 31, 2016, compared to $2,684 for the three months ended March 31, 2015.  During the three months ended March 31, 2015, we purchased office furniture and computer equipment.

Recent events

On April 2016, as part of a private placement transaction of the Company’s common stock and warrants, certain accredited investors purchased an aggregate of 1,506,344 shares of common stock and warrants to purchase 1,332,408 shares of common stock at $1.95 per share, expiring three years from the date of issuance, for an aggregate purchase price of $1,992,332, net of issuance costs. In addition, the Company issued 115,560 warrants to purchase the Company’s common stock at $1.50 per share, expiring three years from the date of issuance for placement agent services.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount outstanding at March 31, 2016 and December 31, 2015 was $-0-.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 9, 2016 and  March 9, 2016, we consummated two closings under the Unit Purchase Agreement, dated October 23, 2015, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 250,000 shares of our common stock and 125,000 warrants to purchase one half of one share of our common stock, exercisable at a price of $1.95 per share and expiring February 9, 2019 and March 9, 2019, respectively, in exchange for aggregate consideration of $352,000, net of $23,000 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended. In addition, in connection with the three closings, each additional investor became party to that certain Registration Rights Agreement, dated as of October 23, 2015.

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

BIOSIG TECHNOLOGIES, INC.

Date: May 4, 2016	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2016	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)