Form 10-Q
period 2016-06-30
BioSig Technologies, Inc.
filed 2016-08-12
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

As of August 12, 2016, there were 20,476,523 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current assets:
Cash	$705,341	$953,234
Prepaid expenses	141,543	31,308
Total current assets	846,884	984,542

Property and equipment, net	18,722	18,408

Other assets:
Deposits	27,612	27,612

Total assets	$893,218	$1,030,562

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $7,560 and $12,716 to related parties as of June 30, 2016 and December 31, 2015, respectively	$271,042	$223,546
Dividends payable	316,676	340,291
Warrant liability	2,325,250	1,621,199
Derivative liability	308,067	285,157
Total current liabilities	3,221,035	2,470,193

Series C Preferred Stock, 1,090 and 1,471 shares issued and outstanding; liquidation preference of $1,090,000 and $1,471,000 as of June 30, 2016 and December 31, 2015, respectively	1,090,000	1,471,000

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 20,476,523 and 16,825,703 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	20,477	16,826
Additional paid in capital	37,478,817	29,314,399
Accumulated deficit	(40,917,111)	(32,241,856)
Total stockholders' deficit	(3,417,817)	(2,910,631)

Total liabilities and stockholders' deficit	$893,218	$1,030,562

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$1,153,043	$489,563	$1,579,157	$791,642
General and administrative	4,380,540	3,938,015	6,266,000	6,684,868
Depreciation	2,333	2,481	5,241	5,341
Total operating expenses	5,535,916	4,430,059	7,850,398	7,481,851

Loss from operations	(5,535,916)	(4,430,059)	(7,850,398)	(7,481,851)

Other income (expense):
(Loss) gain on change in fair value of derivatives	(556,433)	198,563	(824,858)	198,563
Interest income (expense)	1	(184)	1	(1,298)
Financing costs	-	(529,704)	-	(529,704)

Total other income (expense)	(556,432)	(331,325)	(824,857)	(332,439)

Loss before income taxes	(6,092,348)	(4,761,384)	(8,675,255)	(7,814,290)

Income taxes (benefit)	-	-	-	-

Net loss	(6,092,348)	(4,761,384)	(8,675,255)	(7,814,290)

Preferred stock dividend	(28,497)	(112,073)	(60,741)	(191,468)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,120,845)	$(4,873,457)	$(8,735,996)	$(8,005,758)

Net loss per common share, basic and diluted	$(0.32)	$(0.35)	$(0.49)	$(0.62)

Weighted average number of common shares outstanding, basic and diluted	18,875,819	13,852,955	17,971,228	13,010,754

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
SIX MONTHS ENDED JUNE 30, 2016

					Additional
	Preferred stock		Common stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	-	$-	16,825,703	$16,826	$29,314,399	$(32,241,856)	$(2,910,631)
Sale of common stock	-	-	1,833,488	1,834	2,521,953	-	2,523,787
Common stock issued for services	-	-	1,335,000	1,335	2,469,715	-	2,471,050
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	-	-	254,001	254	380,746	-	381,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.58 per share	-	-	53,331	53	84,302	-	84,355
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	-	-	97,897	-	97,897
Stock based compensation	-	-	175,000	175	2,670,546	-	2,670,721
Preferred Stock dividend	-	-	-	-	(60,741)	-	(60,741)
Net loss	-	-	-	-	-	(8,675,255)	(8,675,255)
Balance, June 30, 2016 (unaudited)	-	$-	20,476,523	$20,477	$37,478,817	$(40,917,111)	$(3,417,817)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,675,255)	$(7,814,290)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,241	5,341
Amortization of debt discount	-	585,324
Change in derivative liabilities	824,858	(198,563)
Equity based compensation	5,141,770	5,341,374
Changes in operating assets and liabilities:
Prepaid expenses	(110,235)	(107,122)
Accounts payable	46,963	(287,496)
Stock based payable	-	(93,621)
Deferred rent payable	533	-
Net cash used in operating activities	(2,766,125)	(2,569,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,555)	(8,971)
Payment of long term deposit	-	(2,612)
Net cash used in investing activity	(5,555)	(11,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,523,787	3,042,213
Proceeds from sale of Series C preferred stock	-	450,000
Proceeds from exercise of options	-	20,900
Proceeds from exercise of warrants	-	24,981
Net cash provided by financing activities	2,523,787	3,538,094

Net (decrease) increase in cash and cash equivalents	(247,893)	957,458

Cash and cash equivalents, beginning of the period	953,234	239,781
Cash and cash equivalents, end of the period	$705,341	$1,197,239

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1,298
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$465,355	$1,400,810

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
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

Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 14, 2016.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2016, the Company had cash of $705,341 and working capital deficit (current liabilities in excess of current assets) of $2,374,151 principally due to the inclusion of non-cash derivative and warrant liabilities recorded in current liabilities. Excluding the derivative and warrant liabilities, the Company’s working capital would have been $259,166. During the six months ended June 30, 2016, the Company used net cash in operating activities of $2,766,125.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 2 months.

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders' deficiencies at June 30, 2016 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

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
JUNE 30, 2016
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

Derivative Instrument Liability
The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At June 30, 2016 and December 31, 2015, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 7).

Research and development costs
The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,153,043 and $1,579,157 for the three and six months ended June 30, 2016; and $489,563 and $791,642 for the three and six months ended June 30, 2015, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
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

The computation of basic and diluted loss per share as of June 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2016	June 30, 2015
Series C convertible preferred stock	726,667	1,372,000
Options to purchase common stock	8,450,190	7,330,190
Warrants to purchase common stock	8,145,722	7,772,277
Totals	17,322,579	16,474,467

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

As of June 30, 2016, the Company had 8,450,190 options outstanding to purchase shares of common stock, of which 7,000,400 were vested.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
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

Beginning on October 23, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on April 29, 2016. The Company has estimated the liability under the registration rights agreement at $-0- as of June 30, 2016.

Reclassification
Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the impact of adopting ASU No. 2016-09 on financial statements.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently evaluating the impact of adopting ASU No. 2016-02 on our financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015
Computer equipment	$74,004	$68,449
Furniture and fixtures	10,117	10,117
Subtotal	84,121	78,566
Less accumulated depreciation	(65,399)	(60,158)
Property and equipment, net	$18,722	$18,408

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,333 and $5,241 for the three and six months ended June 30, 2016, respectively; and $2,481 and $5,341 for the three and six months ended June 30, 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2016 and December 31, 2015 consist of the following:

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

	June 30, 2016	December 31, 2015
Accrued accounting and legal	$149,457	$112,723
Accrued reimbursements	3,710	13,613
Accrued consulting	29,551	15,200
Accrued research and development expenses	34,894	34,179
Accrued office and other	713	31,482
Accrued payroll	35,835	-
Deferred rent	3,549	3,016
Accrued settlement related to arbitration	13,333	13,333
	$271,042	$223,546

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)
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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

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

In May 2016, the Company issued an aggregate of 197,714 shares of its common stock in exchange for 236 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2016, the Company issued an aggregate of 54,759 shares of its common stock in exchange for 70 shares of the Company’s Series C Preferred Stock and accrued dividends.

For the six months ended June 30, 2016, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C Preferred Stock of $97,897 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.23% to 0.59%, a dividend yield of 0%, and volatility of 141% to 150%.

Series C Preferred Stock issued and outstanding totaled 1,090 and 1,471 as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016 and December 31, 2015, the Company has accrued $316,676 and $340,291 dividends payable on the Series C Preferred Stock.

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
JUNE 30, 2016
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

At June 30, 2016, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $308,067 and $2,325,250, respectively. The Company recorded a loss from change in fair value of derivatives of $556,433 and $824,858 for the three and six months ended June 30, 2016. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 0.89 to 3.86 years, a risk free interest rate of 0.39% to 1.01%, a dividend yield of 0%, and volatility of 143.00% to 150.00%.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock
The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2016 and December 31, 2015, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock. As of June 30, 2016 and December 31, 2015, there were no outstanding shares of Series A and Series B preferred stock.

In February 2016, the Company issued 54,859 shares of its common stock in exchange for 75 shares of the Company’s Series C Preferred Stock and accrued dividends.

In May 2016, the Company issued an aggregate of 197,714 shares of its common stock in exchange for 236 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2016, the Company issued an aggregate of 54,759 shares of its common stock in exchange for 70 shares of the Company’s Series C Preferred Stock and accrued dividends.

As of June 30, 2016 and December 31, 2015, the Company has 1,090 and 1,471 Series C Preferred Stock issued and outstanding.

Common stock
The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of June 30, 2016 and December 31, 2015, the Company had 20,476,523 and 16,825,703 shares issued and outstanding, respectively.

During the six months ended June 30, 2016, the Company issued an aggregate of 790,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $1,419,200 ($1.80 average per share).

During the six months ended June 30, 2016, the Company issued an aggregate of 545,000 shares of common stock  for services rendered totaling $1,051,850 ($1.93 average per share).

During the six months ended June 30, 2016, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 1,833,488 shares of common stock and 1,067,037 warrants for aggregate proceeds of $2,523,787, net of $245,731 in expenses.

During the six months ended June 30, 2016, the Company issued 175,000 shares of common stock as vested previously issued restricted stock units

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

The registration rights agreements require the Company to file a registration statement within 45 calendar days of the final closing under the Private Placement and to be effective 120 calendar days thereafter.  The final closing under the Private Placement occurred on April 29, 2016.  The Company has estimated the liability under the registration rights agreement at $-0- as of June 30, 2016.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. The Company reserved 130,933 shares of its common stock for future issuance under the terms of the Plan.

During the six months ended June 30, 2016, the Company granted an aggregate of 685,000 options to officers, directors and key consultants.

During the six months ended June 30, 2016, the Company granted an aggregate of 790,000 stock grants to officers, employees and key consultants under the plan. See Note 8.

The following table presents information related to stock options at June 30, 2016:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	2,229,642	7.0	1,681,809
2.01-3.00	5,920,548	5.8	5,018,591
3.01-4.00	300,000	8.8	300,000
	8,450,190	6.2	7,000,400

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,780,190	$2.30	6.4	$-
Grants	685,000	1.84	10.0	-
Exercised	-
Expired	(15,000)	$2.50	-	-
Outstanding at June 30, 2016	8,450,190	$2.26	6.2	$-
Exercisable at June 30, 2016	7,000,400	$2.31	6.0	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.53 as of June 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from using the Company’s historical stock prices for 2016. Prior to 2016, the Company derived the volatility figure from an index of historical stock prices for comparable entities. Management determined this assumption to be a more accurate indicator of value. The Company accounts for the expected life of options based on the contractual life of options for non-employees. For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla" options, as defined in the accounting standards codification.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the six months ended June 30, 2016 and 2015.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
Risk-free interest rate	1.08% - 1.69%	1.19% - 2.37%
Dividend yield	0%	0%
Stock price volatility	122.82%	129.54% -130.30%
Expected life	5 – 10 years	7-10 years
Weighted average grant date fair value	$1.58	$2.14

During the six months ended June 30, 2016, the Company granted an aggregate of  685,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.84 per share for a term of ten years, vesting immediately.

The fair value of all options vesting during the three and six months ended June 30, 2016 of $1,597,152 and $2,294,801, respectively, and during the three and six months ended June 30, 2015 of $2,157,938 and $2,956,727, respectively, was charged to current period operations.  Unrecognized compensation expense of $568,043 at June 30, 2016 will be expensed in future periods.

Restricted Stock
The following table summarizes the restricted stock activity for the six months ended June 30, 2016:

Restricted shares issued as of January 1, 2016	175,000
Granted	-
Vested	(175,000)
Total restricted shares issued as of June 30, 2016	-
Vested restricted shares as of June 30, 2016	-
Unvested restricted shares as of June 30, 2016	-

Stock based compensation expense related to restricted stock grants was $3,302 and $53,386 for the three and six months ended June 30, 2016; $137,630 for the three and six months ended June 30, 2016.  As of June 30, 2016, the stock-based compensation relating to restricted stock of $-0- remains unamortized.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)
Warrants
The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2016:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	4,173,017	February 2018 to April 2019
$1.84	35,076	January 2020
$1.95	1,501,513	October 2018 to April 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.10	38,572	June 2019
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	8,145,722

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

On April 1, 2016, the Company issued an aggregate of 100,327 warrants to purchase the Company’s common stock at $1.95 per share, expiring on April 1, 2019, in connection with the sale of the Company’s common stock. In addition, the Company issued 18,040 warrants to purchase the Company’s common stock at $1.50 per share, expiring April 1, 2019 for placement agent services.

On April 19, 2016, the Company issued an aggregate of 84,980 warrants to purchase the Company’s common stock at $1.95 per share, expiring on April 19, 2019, in connection with the sale of the Company’s common stock. In addition, the Company issued 17,996 warrants to purchase the Company’s common stock at $1.50 per share, expiring April 19, 2019 for placement agent services.

On April 29, 2016, the Company issued an aggregate of 567,866 warrants to purchase the Company’s common stock at $1.95 per share, expiring on April 29, 2019, in connection with the sale of the Company’s common stock. In addition, the Company issued an aggregate of 96,256 warrants to purchase the Company’s common stock at $1.50 per share, expiring between October 23, 2018 through April 29, 2019 for placement agent services.

On June 1, 2016, the Company issued an aggregate of 38,572 warrants to purchase the Company’s common stock at $2.10 per share, expiring on June 1, 2019, in connection with the sale of the Company’s common stock.

Stock based compensation related to warrants issued for services was $19,883 and $56,288 for the three and six months ended June 30, 2016 and 2015, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

A summary of the warrant activity for the six months ended June 30, 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,078,685	$2.02	3.0	497,933
Grants	1,067,037	1.89	2.8	-
Exercised	-
Canceled	-
Outstanding at June 30, 2016	8,145,722	$2.00	2.6	$711,287

Vested and expected to vest at June 30, 2016	8,145,722	$2.00	2.6	$711,287
Exercisable at June 30, 2016	8,112,390	$2.00	2.6	$711,287

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.53 as of June 30, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2016
(unaudited)

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of June 30, 2016, in the amount of $308,067 and $2,325,250, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of June 30, 2016:

	Warrant Liability	Derivative
Balance, December 31, 2015	$1,621,199	$285,157
Total (gains) losses
Transfers out due to conversion of Series C Preferred Stock	-	(97,897)
Mark to market to June 30, 2016	704,051	120,807
Balance, June 30, 2016	$2,325,250	$308,067
Loss on change in warrant and derivative liabilities for the six months ended June 30, 2016	$(704,051)	$(120,807)

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

NOTE 11 – SUBSEQUENT EVENTS

In July and August  2016, the Company entered into a securities purchase agreements with investors, pursuant to which we the Company received from subscriptions for the purchase of  221,167 shares of the Company’s common stock and warrants expiring  three years from issuance to purchase 110,584 shares of our common stock at $1.95 for aggregate cash proceeds of $332,500.

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

Our overall goal is to establish our proprietary technology as a new platform that will have the following advantages over the electrophysiology recording systems currently available on the market:

•	Higher quality cardiac signal acquisition for accurate and more efficient electrophysiology studies;

•	Precise, uninterrupted, real time evaluations of electrograms;

•	Reliable cardiac recordings to better determine precise ablation targets, strategy and end point of procedures; and

•	A portable device that can be fully integrated into existing electrophysiology lab environments.

If we are able to develop our product as designed, we believe that the PURE EP System and its signal processing tools will contribute to an increase in the number of procedures performed in each electrophysiology lab and possibly improved patient outcomes.

Our significant scientific achievements to date include:

•
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

•
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

•
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

•
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

•
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

•	In the third quarter of 2013, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype, which has since been completed.

•	In September 2014, we performed additional tests on the PURE EP System prototype at the University of California at Los Angeles.

•	In the fourth quarter of 2014, we appointed Dr. Samuel J. Asirvatham from the Mayo Clinic as a member of our Scientific Advisory Board and initiated plans for pre-clinical studies at the Mayo Clinic.

•
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from the Mayo Clinic as a member of our Scientific Advisory Board.  On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first pre-clinical study at the Mayo Clinic in Rochester, MN.

•	On June 10, 2015, Dr. Asirvatham performed our second pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

•	On November 17, 2015, Dr. Asirvatham performed our third pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

•	On February 22, 2016, we signed an agreement to initiate development of its PURE EP System with Minnetronix and are taking steps toward its 510(k) submission.

•	On March 28, 2016, we announced an Advanced Research Program with Dr. Asirvatham at the Mayo Clinic beginning June 2016.

•	On June 2, 2016, Dr. Asirvatham performed our fourth pre-clinical study at the Mayo Clinic in Rochester, Minnesota which launched the Advanced Research Program.

•	On June 23, 2016, Dr. Vivek Reddy performed an initial pre-clinical study at The Mount Sinai Hospital in New York, New York.

We conducted our first, second, and third pre-clinical studies on March 31, 2015, June 10, 2015 and November 17, 2015 respectively, and conducted our fourth pre-clinical study on June 2, 2016, which began an advanced research program at the Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. Additionally, we conducted an initial pre-clinical study at The Mount Sinai Hospital in New York, New York on June 23, 2016. We also intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System. We have initiated technology development with Minnetronix, a medical technology and innovation company, and are implementing steps for obtaining 510(k) approval from the U.S. Food and Drug Administration for the PURE EP System.

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

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2016 were $1,153,043, an increase of $663,480, or 135.5%, from $489,563 for the three months ended June 30, 2015. This increase is primarily stock based compensation during the three months ended June 30, 2016 of $682,094 as compared to $161,065 for same period, last year.  In addition we increased our activity level, personnel and consulting expenses as compared to three months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2016 were $4,380,540, an increase of $442,525, or 11.2%, from $3,938,015 incurred in the three months ended June 30, 2015. This increase is primarily due to increase in stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $307,018 in the current period from $325,641 for the three months ended June 30, 2015, a decrease of $18,623.  The decrease is due to contractual bonuses paid in 2015 net with added personnel in the current period.   We incurred $3,337,055 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2016 as compared to $3,125,834 in stock based compensation for the same period in 2015.

Professional services for the three months ended June 30, 2016 totaled $131,911, a decrease of $52,303, or 28.4%, over the $184,214 recognized for the three months ended June 30, 2015. Of professional services, legal fees totaled $118,911 for the three months ended June 30, 2016, a decrease of $39,803, or 25.1%, from $158,714 incurred for the three months ended June 30, 2015.  Accounting fees incurred in the three months ended June 30, 2016 amounted to $13,000, a decrease of $25,500, or 66.2%, from $38,500 incurred in same period last year.

Consulting, public and investor relations fees for the three months ended June 30, 2016 were $451,478 as compared to $156,612 incurred for the three months ended June 30, 2015. The increase in consulting and investor relations fees during the three months ended June 30, 2016 relate to our efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the three months ended June 30, 2016 were $76,388, a decrease of $34,922, or 31.4%, from $111,310 incurred in the three months ended June 30, 2015. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended June 30, 2016 totaled $32,333, an increase of $3,487 or 12.1%, from $28,846 incurred in three months ended June 30, 2015, primarily due to expansion to our corporate office in Minnesota.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2016 totaled $2,333, a decrease of $148, or 6.0%, over the expense of $2,481 incurred in the three months ended June 30, 2015, as a result of the aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended June 30, 2016, we incurred a loss on change in fair values of these derivatives of $556,433 as compared to a gain of $198,563 for the same period during the prior year.

Interest Income (expense).  Interest income for the three months ended June 30, 2016 totaled $1, an increase of $185 from interest expense of $184 incurred during the same period last year. In the three months ended June 30, 2015, our interest income was primarily related to our bank money market account and our interest costs were primarily related to credit card financing charges.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2016 totaled $28,497, a decrease of $83,576, or 74.6% from $112,073 incurred during the three months ended June 30, 2015. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2016 as compared to 2015 is the result of conversions of the Series C Preferred Stock.

Net Loss. As a result of the foregoing, net loss for the three months ended June 30, 2016 was $6,120,845 compared to a net loss of $4,873,457 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2016 were $1,579,157, an increase of $787,515, or 99.5%, from $791,642 for the six months ended June 30, 2015. This increase is primarily stock based compensation during the six months ended June 30, 2016 of $735,782 as compared to $161,065 for same period, last year.  In addition, we increased our activity level, personnel and consulting expenses as compared to six months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2016 were $6,266,000, a decrease of $418,868, or 6.3%, from $6,684,868 incurred in the six months ended June 30, 2015. This decrease is primarily due to less stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year.

Payroll related expenses decreased to $602,720 in the current period from $649,258 for the six months ended June 30, 2015, a decrease of $46,538.  The decrease is due to contractual bonuses paid in 2015 net with added personnel in the current period.   We incurred $4,400,789 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2016 as compared to $5,180,309 in stock based compensation for the same period in 2015.

Professional services for the six months ended June 30, 2016 totaled $211,817, a decrease of $45,747, or 17.8%, over the $257,564 recognized for the six months ended June 30, 2015. Of professional services, legal fees totaled $157,317 for the six months ended June 30, 2016, a decrease of $36,247, or 18.7%, from $193,564 incurred for the six months ended June 30, 2015.  Accounting fees incurred in the six months ended June 30, 2016 amounted to $54,500, a decrease of $9,500, or 14.8%, from $64,000 incurred in same period last year.

Consulting, public and investor relations fees for the six months ended June 30, 2016 were $745,867 as compared to $312,402 incurred for the six months ended June 30, 2015. The increase in consulting and investor relations fees during the six months ended June 30, 2016 relate to our efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the six months ended June 30, 2016 were $147,278, a decrease of $17,468, or 10.6%, from $164,746 incurred in the six months ended June 30, 2015. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the six months ended June 30, 2016 totaled $64,035, an increase of $12,675 or 24.7%, from $51,360 incurred in six months ended June 30, 2015, primarily due to expansion to our corporate office in Minnesota.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2016 totaled $5,241, a decrease of $100, or 1.9%, over the expense of $5,341 incurred in the six months ended June 30, 2015, as a result of the aging of our office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the six months ended June 30, 2016, we incurred a loss on change in fair values of these derivatives of $824,858 as compared to a gain of $198,563 for the same period during the prior year.

Interest Income (expense).  Interest income (expense) for the six months ended June 30, 2016 totaled $1, an increase of $1,299 from interest expense of $1,298 incurred during the same period last year. In the six months ended June 30, 2015, our interest income was primarily related to our bank money market account and interest costs were primarily related to credit card financing charges.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2016 totaled $60,741, a decrease of $130,727, or 68.3% from $191,468 incurred during the six months ended June 30, 2015. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2016 as compared to 2015 is the result of conversions of the Series C Preferred Stock.

Net Loss. As a result of the foregoing, net loss for the six months ended June 30, 2016 was $8,735,996 compared to a net loss of $8,005,758 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

As of June 30, 2016, we had a working capital deficit (current liabilities in excess of current assets) of $2,374,151, comprised of cash of $705,341 and prepaid expenses of $141,543, which was offset by $271,042 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $316,676 and an aggregate of $2,633,317 of warrant and derivative liabilities. . Excluding the warrant and derivative liabilities, the Company’s working capital would have been $259,166.  For the six months ended June 30, 2016, we used $2,766,125 of cash in operating activities and $5,555 of cash in investing activities. Cash provided by financing activities totaled $2,523,787, comprised of proceeds from the sale of our common stock. In the comparable period in 2015, our aggregate cash provided by financing activities totaled $3,538,094 comprised of $3,042,213 raised through the sale of our common stock, $450,000 from the sale of our Series C Preferred stock and $45,881 received from the exercise of common stock options and warrants. At June 30, 2016, we had cash of $705,341 compared to $953,234 at December 31, 2015. Our cash is held in bank deposit accounts. At June 30, 2016 and December 31, 2015, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2016 and 2015 was $2,766,125 and $2,569,053, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from additional in operating costs and general and administrative expenses net with an increase of our outstanding accounts payable by $46,963.

We used $5,555 cash for investing activities for the six months ended June 30, 2016, compared to $11,583 for the six months ended June 30, 2015.  During the six months ended June 30, 2016 and 2015, we purchased office furniture and computer equipment of $5,555 and $8,971, respectively.  Additionally, in 2015, we paid a long term deposit of $2,612 for our corporate facility in Minneapolis.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at June 30, 2016 and December 31, 2015 was $-0-.

At June 30, 2016 and December 31, 2015, the Company had reimbursable travel and other related expenses due related parties of $7,560 and $12,716, respectively.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 1, 2016, we consummated one closing under the Unit Purchase Agreement, dated May 16, 2016, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 77,144 shares of our common stock and 38,572 warrants to purchase one share of our common stock, exercisable at a price of $2.10 per share and expiring June 1, 2019, in exchange for aggregate consideration of $127,955, net of $7,047 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

During the three months ended June 30, 2016, the Company issued an aggregate of 545,000 shares of common stock  for services rendered totaling $1,051,850 ($1.93 average per share). The securities were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were issued in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

BIOSIG TECHNOLOGIES, INC.

Date: August 12, 2016	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2016	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)