Form 10-Q
period 2016-09-30
BioSig Technologies, Inc.
filed 2016-11-14
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

As of November 14, 2016, there were 20,950,093 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(unaudited)

ASSETS
Current assets:
Cash	$150,454	$953,234
Prepaid expenses	134,530	31,308
Total current assets	284,984	984,542

Property and equipment, net	22,692	18,408

Other assets:
Deposits	27,612	27,612

Total assets	$335,288	$1,030,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $8,703 and $12,716 to related parties as of September 30, 2016 and December 31, 2015, respectively	$426,497	$223,546
Dividends payable	341,403	340,291
Warrant liability	2,324,460	1,621,199
Derivative liability	291,086	285,157
Total current liabilities	3,383,446	2,470,193

Series C Preferred Stock, 1,090 and 1,471 shares issued and outstanding; liquidation preference of $1,090,000 and $1,471,000 as of September 30, 2016 and December 31, 2015, respectively	1,090,000	1,471,000

Stockholders’ deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 50,000,000 shares, 20,935,093 and 16,825,703 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	20,935	16,826
Additional paid in capital	38,295,183	29,314,399
Accumulated deficit	(42,454,276)	(32,241,856)
Total stockholders’ deficit	(4,138,158)	(2,910,631)

Total liabilities and stockholders’ deficit	$335,288	$1,030,562

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$560,514	$354,471	$2,139,671	$1,146,113
General and administrative	991,852	2,117,010	7,257,852	8,801,878
Depreciation	2,570	2,607	7,811	7,948
Total operating expenses	1,554,936	2,474,088	9,405,334	9,955,939

Loss from operations	(1,554,936)	(2,474,088)	(9,405,334)	(9,955,939)

Other income (expense):
Gain (loss) on change in fair value of derivatives	17,771	2,851,755	(807,087)	3,050,318
Interest income (expense)	-	-	1	(1,298)
Financing costs	-	-	-	(529,704)

Total other income (expense)	17,771	2,851,755	(807,086)	2,519,316

(Loss) income before income taxes	(1,537,165)	377,667	(10,212,420)	(7,436,623)

Income taxes (benefit)	-	-	-	-

Net (loss) income	(1,537,165)	377,667	(10,212,420)	(7,436,623)

Preferred stock dividend	(24,726)	(53,048)	(85,467)	(244,516)

NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS	$(1,561,891)	$324,619	$(10,297,887)	$(7,681,139)

Net (loss) income per common share, basic and diluted	$(0.08)	$0.02	$(0.55)	$(0.57)

Weighted average number of common shares outstanding, basic and diluted	20,581,041	14,849,127	18,847,515	13,565,453

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2016

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	16,825,703	$16,826	$29,314,399	$(32,241,856)	$(2,910,631)
Sale of common stock	2,208,514	2,208	3,051,660	-	3,053,868
Common stock issued for services	1,335,000	1,335	2,469,715	-	2,471,050
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	254,000	254	380,746	-	381,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.58 per share	53,331	53	84,302	-	84,355
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	97,897	-	97,897
Stock based compensation	258,545	259	2,981,931	-	2,982,190
Preferred Stock dividend	-	-	(85,467)	-	(85,467)
Net loss	-	-	-	(10,212,420)	(10,212,420)
Balance, September 30, 2016 (unaudited)	20,935,093	$20,935	$38,295,183	$(42,454,276)	$(4,138,158)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,212,420)	$(7,436,623)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,811	7,948
Amortization of debt discount	-	585,324
Change in derivative liabilities	807,087	(3,050,318)
Equity based compensation	5,453,240	6,907,423
Changes in operating assets and liabilities:
Prepaid expenses	(103,222)	(8,141)
Accounts payable	202,534	(213,754)
Stock based payable	-	(226,305)
Deferred rent payable	417	2,713
Net cash used in operating activities	(3,844,553)	(3,431,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,095)	(8,971)
Payment of long term deposit	-	(2,612)
Net cash used in investing activity	(12,095)	(11,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,053,868	3,042,213
Proceeds from sale of Series C preferred stock	-	450,000
Proceeds from exercise of options	-	20,900
Proceeds from exercise of warrants	-	24,981
Net cash provided by financing activities	3,053,868	3,538,094

Net (decrease) increase in cash and cash equivalents	(802,780)	94,778

Cash and cash equivalents, beginning of the period	953,234	239,781
Cash and cash equivalents, end of the period	$150,454	$334,559

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1,298
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$465,355	$1,654,811
See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
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

Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 14, 2016.

NOTE 2 –GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2016, the Company had cash of $150,454 and working capital deficit (current liabilities in excess of current assets) of $3,098,462 principally due to the inclusion of non-cash derivative and warrant liabilities recorded in current liabilities. In addition, the Company raised approximately $450,000 in October 2016 through the sale of common stock and warrants (See Note 11). As of September 30, 2016, excluding the derivative and warrant liabilities, the Company's working capital deficit would have been $482,916. During the nine months ended September 30, 2016, the Company used net cash in operating activities of $3,844,553.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 2 months.

The Company's primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders' deficiencies at September 30, 2016 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's research and development will be successfully completed or that any product will be approved or commercially viable.

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
SEPTEMBER 30, 2016
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

Derivative Instrument Liability
The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2016 and December 31, 2015, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 7).

Research and development costs
The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $560,514 and $2,139,671 for the three and nine months ended September 30, 2016; and $354,471 and $1,146,113 for the three and nine months ended September 30, 2015, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

Net Earnings (Loss) Per Common Share
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

The computation of basic and diluted income (loss) per share as of September 30, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period. The Company’s diluted loss per share is the same as the basic loss per share for the three months ended September 30, 2015, as the inclusion of any potential shares would have had an anti-dilutive effect due to the Company generating a loss.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2016	September 30, 2015
Series C convertible preferred stock	726,667	1,238,667
Options to purchase common stock	8,090,190	7,405,190
Warrants to purchase common stock	8,333,235	6,372,677
Totals	17,150,092	16,474,467

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

As of September 30, 2016, the Company had 8,090,190 options outstanding to purchase shares of common stock, of which 6,745,099 were vested.

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
SEPTEMBER 30, 2016
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

Beginning on October 23, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on April 29, 2016. On August 2, 2016, the Company filed Form S-1 registration statement which became effective August 9, 2016. The Company has estimated the liability under the registration rights agreement at $-0- as of September 30, 2016.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2016 and December 31, 2015 is summarized as follows:

	September 30, 2016	December 31, 2015
Computer equipment	$80,544	$68,449
Furniture and fixtures	10,117	10,117
Subtotal	90,661	78,566
Less accumulated depreciation	(67,969)	(60,158)
Property and equipment, net	$22,692	$18,408

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,570 and $7,811 for the three and nine months ended September 30, 2016, respectively; and $2,607 and $7,948 for the three and nine months ended September 30, 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016	December 31, 2015
Accrued accounting and legal	$185,630	$112,723
Accrued reimbursements	-	13,613
Accrued consulting	3,500	15,200
Accrued research and development expenses	177,577	34,179
Accrued office and other	7,190	31,482
Accrued payroll	35,835	-
Deferred rent	3,432	3,016
Accrued settlement related to arbitration	13,333	13,333
	$426,497	$223,546

NOTE 6 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of 9% Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

In the event that:
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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

At the time of issuance and until March 31, 2015, the Company determined that the anti-dilutive provisions embedded in the Series C Preferred Stock and related issued warrants did not meet the defined criteria of a derivative in such that the net settlement requirement of delivery of common shares does not meet the “readily convertible to cash” as described in Accounting Standards Codification 815 and therefore bifurcation is not required.  There was no established market for the Company’s common stock.  As described in Note 7, as of March 31, 2015, the Company determined a market had been established for the Company’s common stock and accordingly, reclassified the fair value of the embedded reset provisions of the Series C Preferred Stock and warrants of $1,242,590 and $4,097,444, respectively, from equity to liabilities.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

In May 2016, the Company issued an aggregate of 197,714 shares of its common stock in exchange for 236 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2016, the Company issued an aggregate of 54,759 shares of its common stock in exchange for 70 shares of the Company’s Series C Preferred Stock and accrued dividends.

For the nine months ended September 30, 2016, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C Preferred Stock of $97,897 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.23% to 0.59%, a dividend yield of 0%, and volatility of 141% to 150%.

Series C Preferred Stock issued and outstanding totaled 1,090 and 1,471 as of September30, 2016 and December 31, 2015, respectively.  As of September 30, 2016 and December 31, 2015, the Company has accrued $341,403 and $340,291 dividends payable on the Series C Preferred Stock.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

At September 30, 2016, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $291,086 and $2,324,460, respectively. The Company recorded a gain(loss) from change in fair value of derivatives of $17,771 and $(807,087) for the three and nine months ended September 30, 2016. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 0.49 to 3.61 years, a risk free interest rate of 0.39% to 1.01%, a dividend yield of 0%, and volatility of 143.00% to 152.00%.

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock
The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2016 and December 31, 2015, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock. As of September 30, 2016 and December 31, 2015, there were no outstanding shares of Series A and Series B preferred stock.

In February 2016, the Company issued 54,859 shares of its common stock in exchange for 75 shares of the Company’s Series C Preferred Stock and accrued dividends.

In May 2016, the Company issued an aggregate of 197,714 shares of its common stock in exchange for 236 shares of the Company’s Series C Preferred Stock and accrued dividends.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

In June 2016, the Company issued an aggregate of 54,759 shares of its common stock in exchange for 70 shares of the Company’s Series C Preferred Stock and accrued dividends.

As of September 30, 2016 and December 31, 2015, the Company has 1,090 and 1,471 Series C Preferred Stock issued and outstanding.

Common stock
The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock. As of September 30, 2016 and December 31, 2015, the Company had 20,935,093 and 16,825,703 shares issued and outstanding, respectively.

During the nine months ended September 30, 2016, the Company issued an aggregate of 790,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $1,419,200 ($1.80 average per share).

During the nine months ended September 30, 2016, the Company issued an aggregate of 545,000 shares of common stock  for services rendered totaling $1,051,850 ($1.93 average per share).

During the nine months ended September 30, 2016, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,208,514 shares of common stock and 1,254,550 warrants for aggregate proceeds of $3,053,868, net of $278,188 in expenses.

During the nine months ended September 30, 2016, the Company issued 175,000 shares of common stock as vested previously issued restricted stock units

During the nine months ended September 30, 2016, the Company issued 83,545 shares of its common stock in exchange for 100,000 common stock options previously issued in May 2016 under the terms of its 2012 Equity Plan.  The equality of the fair value was determined using the Black Scholes option pricing model with the following assumptions:  dividend yield: 0%; volatility: 122.82%; risk free rate: 1.08%, term: 5 years and fair value of the Company’s common stock: $1.84.

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

The registration rights agreements require the Company to file a registration statement within 45 calendar days of the final closing under the Private Placement and to be effective 120 calendar days thereafter.  The final closing under the Private Placement occurred on April 29, 2016.  On August 2, 2016, the Company filed Form S-1 registration statement which became effective August 9, 2016. The Company has estimated the liability under the registration rights agreement at $-0- as of September 30, 2016.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. The Company reserved 227,388 shares of its common stock for future issuance under the terms of the Plan.

During the nine months ended September 30, 2016, the Company granted an aggregate of 750,000, net of 100,000 canceled, options to officers, directors and key consultants.

During the nine months ended September 30, 2016, the Company granted an aggregate of 873,545 stock grants to officers, employees and key consultants under the plan. See Note 8.

The following table presents information related to stock options at September 30, 2016:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	2,139,642	6.8	1,572,642
2.01-3.00	5,650,548	5.6	4,872,457
3.01-4.00	300,000	8.5	300,000
	8,090,190	6.0	6,745,099

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2016 is as follows:

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,780,190	$2.30	6.4	$-
Grants	750,000	1.80	10.0	-
Exercised	-
Forfeiture/Canceled	(440,000)	$2.24	-	-
Outstanding at September 30, 2016	8,090,190	$2.26	6.0	$12,350
Exercisable at September 30, 2016	6,745,099	$2.31	6.0	$3,563

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.52 as of September 30, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

The Company estimated forfeitures related to option grants at a weighted average annual rate of  0% per year, as the Company does not yet have adequate historical data, for options granted during the nine months ended September 30, 2016 and 2015.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the nine months ended September 30, 2016 and 2015:

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

	September 30, 2016	September 30, 2015
Risk-free interest rate	1.08% - 1.69%	1.19% - 2.37%
Dividend yield	0%	0%
Stock price volatility	122.82%	118.56% -130.30%
Expected life	5 – 10 years	7-10 years
Weighted average grant date fair value	$1.50	$2.41

During the nine months ended September 30, 2016, the Company granted an aggregate of  685,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.84 per share for a term of ten years, vesting immediately. In September 2016, the Company issued 83,545 shares of its common stock in exchange for 100,000 common stock options previously issued in May 2016 under the terms of its 2012 Equity Plan.  The equality of the fair value was determined using the Black Scholes option pricing model with the following assumptions:  dividend yield: 0%; volatility: 122.82%; risk free rate: 1.08%, term: 5 years and fair value of the Company’s common stock: $1.84.

On August 24, 2016, the Company granted 65,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.33 per share for a term of ten years with 12,500 vesting immediately; 37,500 vesting quarterly beginning September 14, 2016 through December 14, 2017 and 15,000 performance contingent.

The fair value of all options vesting during the three and nine months ended September 30, 2016 of $218,085 and $2,512,886, respectively, and during the three and nine months ended September 30, 2015 of $836,425 and $3,793,152, respectively, was charged to current period operations.  Unrecognized compensation expense of $406,988 at September 30, 2016 will be expensed in future periods.

Restricted Stock
The following table summarizes the restricted stock activity for the nine months ended September 30, 2016:

Restricted shares issued as of January 1, 2016	175,000
Granted	180,000
Vested	(175,000)
Total restricted shares issued as of September 30, 2016	180,000
Vested restricted shares as of September 30, 2016	-
Unvested restricted shares as of September 30, 2016	180,000

On September 7, 2016, the Company granted 180,000 restricted stock units (“RSU”) to a consultant vesting monthly over one year beginning October 7, 2016.

Stock based compensation expense related to restricted stock grants was $70,753 and $124,139 for the three months ended September 30, 2016, respectively; and $100,492 and $238,122 for the three and nine months ended September 30, 2015,  respectively. As of September 30, 2016, the stock-based compensation relating to restricted stock of $202,847 remain unamortized and is expected to be amortized over the remaining period of approximately 1 year.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

Warrants
The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2016:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	4,173,017	February 2018 to May 2020
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.10	38,572	June 2019
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	8,333,235

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

On August 30, 2016, the Company issued an aggregate of 152,513 warrants to purchase the Company’s common stock at $1.95 per share, expiring on August 30, 2019, in connection with the sale of the Company’s common stock.

On September 19, 2016, the Company issued an aggregate of 35,000 warrants to purchase the Company’s common stock at $1.95 per share, expiring on September 19, 2019, in connection with the sale of the Company’s common stock.

Stock based compensation related to warrants issued for services was $641 and $56,930 for the three and nine months ended September 30, 2016, respectively; and $44,464 for the three and nine months ended September 30, 2015.

A summary of the warrant activity for the nine months ended September 30, 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,078,685	$2.02	3.0	497,933
Grants	1,254,550	1.90	2.5	-
Exercised	-
Canceled	-
Outstanding at September 30, 2016	8,333,235	$2.00	2.3	$665,723

Vested and expected to vest at September 30, 2016	8,333,235	$2.00	2.3	$665,723
Exercisable at September 30, 2016	8,333,235	$2.00	2.3	$665,723

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.52 as of September 30, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

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

As of September 30, 2016 and December 31, 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2016 and December 31, 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of September 30, 2016, in the amount of $291,086 and $2,324,460, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of September 30, 2016:

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016
(unaudited)

	Warrant Liability	Derivative
Balance, December 31, 2015	$1,621,199	$285,157
Total (gains) losses
Transfers out due to conversion of Series C Preferred Stock	-	(97,897)
Mark to market to September 30, 2016	703,261	103,826
Balance, September 30, 2016	$2,324,460	$291,086
Loss on change in warrant and derivative liabilities for the nine months ended September 30, 2016	$(703,261)	$(103,826)

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

NOTE 11 – SUBSEQUENT EVENTS

On October 16, 2016, the Company issued 15,000 shares of its common stock to a consultant for services rendered valued at $22,800.

On October 28, 2016, the Company entered into securities purchase agreements with investors, pursuant to which the Company received from subscriptions for the purchase of 346,567 shares of the Company’s common stock and warrants to purchase 173,284 shares of our common stock at $1.50, expiring three years from issuance, for aggregate net cash proceeds of $450,477, after financing costs of $69,373.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2016 were $560,514, an increase of $206,043, or 58.1%, from $354,471 for the three months ended September 30, 2015. We increased our activity level, personnel and consulting expenses as compared to three months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2016 were $991,852, a decrease of $1,125,158, or 53.1%, from $2,117,010 incurred in the three months ended September 30, 2015. This decrease is primarily due to a decrease in stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year and less service provider fees paid.

Payroll related expenses increased to $292,275 in the current period from $178,212 for the three months ended September 30, 2015, an increase of $114,063.  The increase was due to pay increases and added personnel in the current period.   We incurred $223,986 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2016 as compared to $1,416,737 in stock based compensation for the same period in 2015.

Professional services for the three months ended September 30, 2016 totaled $49,176, a decrease of $3,125, or 6.0%, over the $52,301 recognized for the three months ended September 30, 2015. Of professional services, legal fees totaled $36,173 for the three months ended September 30, 2016, a decrease of $10,128, or 21.9%, from $46,301 incurred for the three months ended September 30, 2015.  Accounting fees incurred in the three months ended September 30, 2016 amounted to $13,000, an increase of $7,000, or 116.7%, from $6,000 incurred in same period last year.  The increase in accounting fees were primarily due to registration statement filings in the current period.

Consulting, public and investor relations fees for the three months ended September 30, 2016 were $226,065 as compared to $316,148 incurred for the three months ended September 30, 2015. The decrease in consulting and investor relations fees during the three months ended September 30, 2016 relate to our continued efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the three months ended September 30, 2016 were $48,600, a decrease of $24,930, or 33.9%, from $73,530 incurred in the three months ended September 30, 2015. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended September 30, 2016 totaled $32,478, a decrease of $50,075 or 60.7%, from $82,553 incurred in three months ended September 30, 2015.  During the three months ended September 30, 2015, we incurred additional rent due to providing temporary housing for summer interns as compared to $-0- for the current period.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2016 totaled $2,570 a decrease of $37, or 1.4%, over the expense of $2,607 incurred in the three months ended September 30, 2015, as a result of the aging of office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended September 30, 2016, we incurred a gain on change in fair values of these derivatives of $17,771 as compared to a gain of $2,851,755 for the same period during the prior year.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2016 totaled $24,726, a decrease of $28,322, or 53.4% from $53,048 incurred during the three months ended September 30, 2015. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2016 as compared to 2015 is the result of conversions of the Series C Preferred Stock.

Net( Loss) Income. As a result of the foregoing, net loss for the three months ended September 30, 2016 was $1,561,891 compared to a net income of $324,619 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2016 were $2,139,671, an increase of $993,558, or 86.7%, from $1,146,113 for the nine months ended September 30, 2015. This increase is primarily stock based compensation during the nine months ended September 30, 2016 of $735,782 as compared to $214,753 for same period, last year.  In addition, we increased our activity level, personnel and consulting expenses as compared to nine months ended September 30, 2015.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2016 were $7,257,852, a decrease of $1,544,026, or 17.6%, from $8,801,878 incurred in the nine months ended September 30, 2015. This decrease is primarily due to less stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year.

Payroll related expenses increased to $894,995 in the current period from $827,470 for the nine months ended September 30, 2015, an increase of $67,525.  The increase was due to added personnel and increases in pay in the current period.   We incurred $4,717,458 in equity based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2016 as compared to $6,692,670 in stock based compensation for the same period in 2015.

Professional services for the nine months ended September 30, 2016 totaled $260,990, a decrease of $48,875, or 15.8%, over the $309,865 recognized for the nine months ended September 30, 2015. Of professional services, legal fees totaled $193,490 for the nine months ended September 30, 2016, a decrease of $46,375, or 19.3%, from $239,865 incurred for the nine months ended September 30, 2015.  Accounting fees incurred in the nine months ended September 30, 2016 amounted to $67,500, a decrease of $2,500, or 3.6%, from $70,000 incurred in same period last year.

Consulting, public and investor relations fees for the nine months ended September 30, 2016 were $971,932 as compared to $628,550 incurred for the nine months ended September 30, 2015. The increase in consulting and investor relations fees during the nine months ended September 30, 2016 relate to our efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the nine months ended September 30, 2016 were $195,878, a decrease of $42,398, or 17.8%, from $238,276 incurred in the nine months ended September 30, 2015. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the nine months ended September 30, 2016 totaled $96,513, a decrease of $37,399 or 27.9%, from $133,912 incurred in nine months ended September 30, 2015, primarily due to prior year housing of temporary interns, net with expansion to our corporate office in Minnesota.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2016 totaled $7,811, a decrease of $137, or 1.7%, over the expense of $7,948 incurred in the nine months ended September 30, 2015, as a result of the aging of our office computers and other equipment.

Loss (gain) on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the nine months ended September 30, 2016, we incurred a loss on change in fair values of these derivatives of $807,087 as compared to a gain of $3,050,318 for the same period during the prior year.

Interest Income (expense).  Interest income (expense) for the nine months ended September 30, 2016 totaled $1, an increase of $1,299 from interest expense of $1,298 incurred during the same period last year. In the nine months ended September 30, 2015, our interest income was primarily related to our bank money market account and interest costs were primarily related to credit card financing charges.

Financing Costs.  Financing costs for the nine months ended September 30, 2015 totaled $529,704 as compared to $-0- the current period. Financing costs were primarily related to the beneficial conversion feature in our Series C Preferred Stock. During 2015, upon issuance of additional Series C Preferred Stock and associated warrants, we incurred additional financing costs related to the conversion features.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2016 totaled $85,467, a decrease of $159,049, or 65.0% from $244,516 incurred during the nine months ended September 30, 2015. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2016 as compared to 2015 is the result of conversions of the Series C Preferred Stock.

Net Loss. As a result of the foregoing, net loss for the nine months ended September 30, 2016 was $10,297,887 compared to a net income of $7,681,139 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

As of September 30, 2016, we had a working capital deficit (current liabilities in excess of current assets) of $3,098,462, comprised of cash of $150,454 and prepaid expenses of $134,530, which was offset by $426,497 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $341,403 and an aggregate of $2,615,546 of warrant and derivative liabilities. Excluding the warrant and derivative liabilities, the Company’s working capital deficit would have been $482,916.  For the nine months ended September 30, 2016, we used $3,844,553 of cash in operating activities and $12,095 of cash in investing activities. Cash provided by financing activities totaled $3,053,868, comprised of proceeds from the sale of our common stock. In the comparable period in 2015, our aggregate cash provided by financing activities totaled $3,538,094 comprised of $3,042,213 raised through the sale of our common stock, $450,000 from the sale of our Series C Preferred stock and $45,881 received from the exercise of common stock options and warrants. At September 30, 2016, we had cash of $150,454 compared to $953,234 at December 31, 2015. Our cash is held in bank deposit accounts. At September 30, 2016 and December 31, 2015, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2016 and 2015 was $3,844,553 and $3,431,733, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from additional in operating costs and general and administrative expenses net with an increase of our outstanding accounts payable by $202,534.

We used $12,095 cash for investing activities for the nine months ended September 30, 2016, compared to $11,583 for the nine months ended September 30, 2015.  During the nine months ended September 30, 2016 and 2015, we purchased office furniture and computer equipment of $12,095 and $8,971, respectively.  Additionally, in 2015, we paid a long term deposit of $2,612 for our corporate facility in Minneapolis.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at September 30, 2016 and December 31, 2015 was $-0-.

At September 30, 2016 and December 31, 2015, the Company had reimbursable travel and other related expenses due related parties of $8,703 and $12,716, respectively.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2016 and December 31, 2015, we did not have any derivative instruments that were designated as hedges.

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

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 1, 2016, we consummated one closing under the Unit Purchase Agreement, dated May 16, 2016, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 305,026 shares of our common stock and 152,513 warrants to purchase one share of our common stock, exercisable at a price of $1.95 per share and expiring August 30, 2019, in exchange for aggregate consideration of $431,549, net of $25,990 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On September 19, 2016, we consummated one closing under the Unit Purchase Agreement, dated May 16, 2016, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 70,000 shares of our common stock and 35,000 warrants to purchase one share of our common stock, exercisable at a price of $1.95 per share and expiring September 19, 2019, in exchange for aggregate consideration of $98,533, net of $6,467 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: November 14, 2016	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)