Form 10-K
period 2016-12-31
BioSig Technologies, Inc.
filed 2017-03-30
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016, based on the price at which the common stock was last sold on such date, is $17,803,853. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2017, there were 24,091,363 shares of the registrant’s common stock outstanding.

PART I

Unless the context indicates otherwise, references in this Annual Report to “BioSig,” the “Company,” “we,” “our” and “us” mean BioSig Technologies, Inc., and its predecessor entities.

Note on Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K.  Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

ITEM 1 – BUSINESS

Corporate Structure

We were formed as BioSig Technologies, Inc., a Nevada corporation, in February 2009 and in April 2011 we merged with our wholly-owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. We are principally devoted to improving the quality of cardiac recordings obtained during ablation of atrial fibrillation (“AF”) and ventricular tachycardia (“VT”). We have not generated any revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.

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

The PURE EP System is designed to assist electrophysiologists in making clinical decisions in real-time by providing information that, we believe, is not always easily obtained, if at all, from any other equipment presently used in electrophysiology labs. The PURE EP System’s ability to acquire high fidelity cardiac signals will potentially increase these signals’ diagnostic value, and therefore offer improved accuracy and efficiency of the electrophysiology studies and related procedures. We are developing signal processing tools within the PURE EP System. We believe that these will assist electrophysiologists in further differentiating true signals from noise, and will provide guidance in identifying ablation targets.

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

Our significant scientific achievements to date include:

●
Initial system concept validation was performed in collaboration with physicians at the Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas in June 2011. The Texas Cardiac Arrhythmia Institute provided challenging recordings obtained with electrophysiology recording systems presently in use at the institute during various electrophysiology studies. Our technology team successfully imported the data into the PURE EP System software and using proprietary signal processing, the PURE EP System software was able to reduce baseline wander, noise, and artifacts from the data and therefore provide better diagnostic quality signals.

●
We have established clinical and/or advisory relationships for both technology development and validation studies with physicians and researchers affiliated with the following medical centers: Texas Cardiac Arrhythmia Institute, Austin, TX; Cardiac Arrhythmia Center at the University of California at Los Angeles, Los Angeles, CA; Mount Sinai Medical Center, New York, NY; University Hospitals Case Medical Center, Cleveland, OH; Bringham & Women’s Hospital in Boston, MA; and Mayo Clinic, Rochester, MN.

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

●
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from Mayo Clinic as a member of our Scientific Advisory Board. On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On June 10, 2015, Dr. Asirvatham performed our second pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On November 17, 2015, Dr. Asirvatham performed our third pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On February 22, 2016, we signed an agreement to initiate development of its PURE EP System with Minnetronix, Inc. (“Minnetronix”) and are taking steps toward its 510(k) submission.

●	On March 28, 2016, we announced an Advanced Research Program with Dr. Asirvatham at Mayo Clinic beginning June 2016.

●
On March 8, 2016, Dr. Ammar Killu from Mayo Clinic presented our preclinical data at the 13th Annual Dead Sea Symposium on Innovations in Cardiac Arrhythmias and Device Therapy in Tel Aviv, Israel entitled “Enhanced Electrophysiology Recording Improves Signal Acquisition and Differentiation”.

●	On June 2, 2016, Dr. Asirvatham performed our fourth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On June 23 and August 25 and 26, 2016, Dr. Vivek Reddy performed a pre-clinical study on a ventricular scar model at the Mount Sinai Hospital in New York, NY.

●	On July 27, 2016, Dr. Asirvatham performed our fifth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On September 14, 2016, Dr. Asirvatham performed our sixth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On August 19, 2016, we presented a poster at the IEEE Engineering in Medicine and Biology Society annual conference (IEEE EMBC 2016) entitled “Enhanced Electrophysiology Recording System”.

●
In December 2016, the Journal of the American College of Cardiology (JACC): Clinical Electrophysiology (Vol.2, No.7, pp.850) published  the article entitled, “Novel Electrophysiology Signal Recording System Enables Specific Visualization of the Purkinje Network and Other High-Frequency Signals”, submitted  by the Mayo Clinic team.

●	On December 9, 2016, we filed a provisional patent application entitled “Assessment of Catheter Position by Local Electrogram”.

●	On December 9, 2016, we filed a provisional patent application entitled “Visualization of Conduction Tissue Signals”.

We conducted our first, second and third pre-clinical studies on March 31, 2015, June 10, 2015 and November 17, 2015 respectively, and began additional pre-clinical studies as part of an advanced research program in June 2016, at Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the ventricular tachycardia (VT) model.

 We intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System.

We have initiated technology development with Minnetronix, a medical technology and innovation company, and are implementing steps for obtaining 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) for the PURE EP System.

We believe that by the second half of 2017, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System. Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

We have chosen and are working with the National Standards Authority of Ireland, or NSAI, as our Notified Body to obtain the CE Mark. CE marking is a mandatory approval for medical devices sold in Europe and Canada.  We plan on submitting for CE Mark in 2017.

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

Catheter ablation is usually performed by an electrophysiologist (a specially trained cardiologist) in a catheterization lab or a specialized electrophysiology lab. It is estimated that there are about 3,000 electrophysiology labs in the U.S. and 1,500 electrophysiology labs outside the U.S., each with an electrophysiology recording system costing an average of $250,000. We believe that the current value of the electrophysiology recording device market in the U.S. is approximately $500 million, based upon the number of electrophysiology labs in U.S. and the average cost of the recording system in each lab. With the potential of 12 million atrial fibrillation patients by the year 2050 (according to the Atrial Fibrillation Fact Sheet, February 2010, published by the Centers for Disease Control and Prevention) and improvements in technology for atrial fibrillation ablation therapy, significant growth is predicted for the number of hospitals building electrophysiology labs. A July 2012 report published by the Millennium Research Group predicted rapid growth in the U.S. market for electrophysiology mapping and ablation devices from 2012 to 2016, due to the medical community’s growing focus on treating atrial fibrillation. The report further predicts that even with advances in drug treatments and management devices to treat or manage arrhythmias, the electrophysiology mapping and ablation device market will be sustained by the continued development of advanced technologies that decrease ablation procedure times and improve success rates. According to the 2016 HRI Global Opportunities in Medical Devices & Diagnostics report, analysts forecast the global market for electrophysiology devices will grow at a 10.3 percent compound annual growth rate, from $3.68 billion in 2015 to $6.015 billion in 2020.

Treatment of Atrial Fibrillation and Ventricular Tachycardia

We believe that the clearer recordings and additional information provided by the PURE EP System may improve outcomes during electrophysiology studies and ablation procedures for a variety of arrhythmias. For patients who are candidates for ablation, an electrophysiology study is necessary to define the targeted sites for the ablation procedure. Two common, yet complex, conditions for which ablation procedures are performed are atrial fibrillation and ventricular tachycardia. We believe that in the near future, the PURE EP System may have a meaningful impact on assisting ablation strategies for these conditions.

Most cardiac arrhythmias are well understood and ablation simply requires destroying a small area of heart tissue possessing electrical abnormality. In contrast, complex arrythmias, such as atrial fibrillation and ventricular tachycardia, have complex pathophysiology and, because knowledge of their origins and mechanisms are incomplete, ablation treatments for these arrhythmias are largely empirical. Catheter ablation is now an important option to control recurrent ventricular tachycardias (“EHRA/HRS Expert Consensus on Catheter Ablation of Ventricular Arrhythmias,” Europace (2009) 11 (6): 771-817). Catheter ablation of ventricular tachycardia in nonischemic heart diseases can be challenging, and outcomes across different diseases are incompletely defined (“Catheter Ablation of Ventricular Tachycardia in Nonischemic Heart Disease,” Circulation: Arrhythmia and Electrophysiology (2012) 5: 992-1000). In addition, limitations of atrial fibrillation ablation include the use of catheters designed for pinpoint lesions to perform large area ablations in a point-by-point fashion, and the dexterity required to perform the procedure (“New Technologies in Atrial Fibrillation Ablation,” Circulation (2009)). Furthermore, the length of these procedures exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests. Consequently, ablating atrial fibrillation and ventricular tachycardia has been regarded as being extremely difficult. Therefore, access to these procedures has traditionally been limited to being performed by only especially well-trained cardiologists; however, advancements in new technologies and techniques show a strong growth rate for these procedures.

According to the National Institute of Health National Heart Lung and Blood Institute, there are more than 3 million Americans suffering with atrial fibrillation and about 850,000 patients are hospitalized annually. As many as 600,000 new cases of atrial fibrillation are diagnosed each year. Despite the fact that physicians have been performing radiofrequency ablations since the 1990s, catheter-based treatment is offered to less than 3% of the atrial fibrillation patient population in the U.S. and Europe. According to Millennium Research Group (MRG), an increasing proportion of diagnosed atrial fibrillation cases are now being treated via ablation, as both physician confidence and the devices used in these procedures improve. A growing amount of positive clinical data has demonstrated the efficacy of AF ablation when compared to the traditional first-line treatment of anti-arrhythmic drugs. As a result, AF ablation is becoming the fastest growing procedure type in this market, increasing at an average annual rate of 16 percent from 2012 to 2016. The American College of Cardiology Foundation/American Heart Association Task Force reported that catheter-directed ablation of atrial fibrillation represents a substantial achievement that promises better therapy for a large number of patients presently resistant to pharmacological or electrical conversion to sinus rhythm (“2011 ACCF/AHA/HRS Focused Update on the Management of Patients With Atrial Fibrillation (Updating the 2006 Guideline)”). However, rates of success and complications may vary, sometimes considerably.

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

The shape and amplitude of electrocardiograms, unipolar and bipolar electrograms, and, consequently, reconstructed endocardial and epicardial maps, are influenced not only by electrophysiological and structural characteristics of the myocardial tissue involved, but also by characteristics of the recording system. Amplitude and morphology of electrocardiogram and intracardiac signals are significantly affected by filters used to remove noise. Because of the number of amplitude and interval measurements made during an electrophysiology study, it is imperative that the recording system faithfully acquires surface electrocardiogram and intracardiac electrograms. We believe that the recording systems that are currently available on the market are ineffective in preserving the optimal amount of original information contained in the cardiac signals.

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

The requirement for optimal signal integrity is further amplified during ablation treatments of atrial fibrillation and ventricular tachycardia. Presently, one of the main objectives of the atrial fibrillation ablation procedure is to precisely identify, ablate and eliminate pulmonary vein potentials and one of the main objectives of the ventricular tachycardia procedure is to map the arrhythmia substrate and precisely identify, ablate and eliminate small abnormal potentials. The information provided by recorders is essential for an electrophysiologist to determine ablation strategy during termination of both pulmonary vein potentials and ventricular tachycardia. Therefore, it is important that the recording system’s noise removal technique does not alter the appearance and fidelity of these potentials. As a result, it is necessary that any new signal processing technology preserves signal fidelity as much as possible during electrophysiology recordings; otherwise, the signals that are needed to guide the ablation procedures will be difficult to distinguish due to noise interference.

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

The PURE EP System uses a combination of analog and digital signal processing to acquire and display cardiac data. Because our technology consists of proprietary hardware, software and algorithms, the original cardiac data is not distorted. In addition, we are developing a library of software tools that are designed to be configured to fit the needs of electrophysiologists in different settings and/or for different arrhythmia treatments. With the software, the PURE EP System can be positioned to provide information that can be used by electrophysiologists to help guide the ablation catheter; shorten procedure times; and reduce the complexity of maneuvers necessary for identifying ablation targets for various arrhythmias, including atrial fibrillation and ventricular tachycardia. The PURE EP System is intended to be used in addition to existing electrophysiology recorders. We believe that the less distorted cardiac data provided by the PURE EP System will increase the workload ability and enhance the capabilities of the typical electrophysiology laboratory.

Initial Analysis

According to S. J. Asirvatham, MD, et. al. (“Signals and Signal Processing for the Electrophysiologist,” Circ Arrhythm Electrophysiol. (2011) 4:965-973), recording environments in a typical electrophysiology laboratory present challenging situations. S. J. Asirvatham, MD, et. al., state, “successful mapping and ablation in the electrophysiology laboratory is critically dependent on acquiring multiple, low-amplitude, intracardiac signals in the presence of numerous sources of electric noise and interference and displaying these signals in an uncomplicated and clinically relevant fashion, with minimal artifacts. This represents a significant engineering challenge and, in real-life electrophysiology laboratory, is not always successful.”

To determine and validate the state of present electrophysiology recording technology in the field, we completed a detailed analysis of the effect of filters used by existing electrophysiology recorders to reduce noise on spaciotemporal characteristics of electrocardiograms and intracardiac electrograms. We used a custom built electrocardiogram/intracardiac simulator with a database of various electrocardiogram signals combined with electrophysiology signals, along with waveforms from publicly available databases. The ability to faithfully reproduce database waveforms generated by an electrocardiogram/intracardiac simulator was tested using the PURE EP System and conventional electrophysiology recorders, the CardioLab produced by GE Healthcare (the “GE CardioLab”) and the EP-WorkMate produced by St. Jude Medical, Inc.

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

During our initial analysis, we did not subject the evaluation of the data produced by our technology to any third-party review, as would be required for the publication of a formal study.

Proof of Concept Testing

We developed the PURE EP System’s proof of concept unit, which is the version of the product prior to prototype. The proof of concept unit was designed using separate analog and digital boards to allow for easier debugging and to demonstrate single channel electrocardiogram and intracardiac acquisition capabilities. The proof of concept unit was built to (i) verify that the PURE EP System performs in line with our intended design of the product, (ii) validate a portion of the hardware design that we intend to use in the prototype, and (iii) verify the software used by the PURE EP System. The main objectives of the proof of concept unit were to demonstrate that the system’s hardware and software have the ability to faithfully record small cardiac signals in an electrophysiology laboratory environment and to obtain initial performance results.

In the second and third quarters of 2013, we performed and finalized the testing of our proof of concept unit by initially using an electrocardiogram/intracardiac simulator at our lab, and subsequently by obtaining pre-clinical recordings from the lab at the University of California at Los Angeles. As part of the testing, we simultaneously recorded electrocardiogram and intracardiac signals on our proof of concept unit and the GE Cardiolab. An identical signal was applied to the input of both systems and the monitor of our proof of concept unit was positioned next to the monitor of the GE Cardiolab to allow for visual comparison. We believe that our proof of concept unit performed well as compared to the GE Cardiolab, in that the electrocardiogram and intracardiac signals displayed on our proof of concept unit showed less baseline wander, noise and artifacts compared to signals displayed on the GE Cardiolab. However, because this was a proof of concept test, without any clearly established protocols, we cannot present this data for publication and we do not have any independent verification or peer review of these findings.

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

Proof of Concept Testing at UCLA’s EP Lab

The current PURE EP System prototype

Growth Strategy

Technology and Development Plan

Our technology team consists of six engineers with expertise in digital signal processing, low power analog and digital circuit design, software development, embedded system development, electromechanical design, testing and system integration, and the regulatory requirements for medical devices. We have also entered into collaboration agreements with advisors and medical institutions in the fields of cardiology and electrophysiology, including Mayo Clinic, Mount Sinai Hospital in New York, NY and the Texas Cardiac Arrhythmia Institute in Austin, TX (see “–Strategic Alliances”).  We envision outsourcing manufacturing of the complete PURE EP System to Minnetronix and identify a second medical device manufacturer in California.

We conducted our first, second and third pre-clinical studies on March 31, 2015, June 10, 2015 and November 17, 2015 respectively, and began additional pre-clinical studies as part of an advanced research program in June 2016, at Mayo Clinic with the PURE EP System prototype. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the ventricular tachycardia (VT) model.

 We  intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System.

We have initiated technology development with Minnetronix, a medical technology and innovation company, and are implementing steps for obtaining 510(k) clearance from the FDA for the PURE EP System.

We believe that by the second half of 2017, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System. Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

We have chosen and are working with the NSAI as our Notified Body to obtain the CE Mark. CE marking is a mandatory approval for medical devices sold in Europe and Canada.  We plan on submitting for CE Mark in 2017.

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

 Competition

The electrophysiology market is characterized by intense competition and rapid technological advances. There are currently four large companies that share the majority of the electrophysiological recording market share. They produce the following electrophysiology recording systems, each with a unit price of approximately $250,000 per unit:

●	GE Healthcare’s family of CardioLab Recording Systems were initially developed in the early 1990s by Prucka Engineering, which was acquired by General Electric Company in 1999.
●	The LabSystem PRO EP Recording System was originally designed in the late 1980s by C.R. Bard. C.R. Bard’s electrophysiology business was acquired by Boston Scientific Corporation in 2013.

●	Siemens AG developed the Axiom Sensis XP in 2002.
●
St. Jude Medical, Inc.’s EP-WorkMate Recording System was acquired from EP MedSystems, Inc. in 2008, which had received clearance for the product from the FDA in 2003. In January 2017, Abbott Laboratories acquired St Jude Medical, Inc.

Based upon our analysis of data taken from patent applications filed with the U.S. Patent and Trademark Office (“USPTO”) and 510(k) approval applications filed with the FDA, we believe that the above recording systems are built on relatively old technologies and all use the identical approach in applying digital filters to remove noise and artifacts. We are of the opinion that such an approach sacrifices cardiac signal fidelity and, in the case of ablation, the filters have a direct impact on the ablation strategy of an electrophysiologist. The imprecise method to remove noise and artifacts used by the old recorders could be a contributing factor to the multiple (or repeated) ablation procedures that are frequently required in order to completely cure patients from atrial fibrillation and ventricular tachycardia. We are not currently aware of any other companies that are developing new recording technology for electrophysiology recorders.

Suppliers

The PURE EP System contains proprietary hardware and software modules that are assembled into the system. Hardware boards contain components that are available from different distributors. The parts used to manufacture analog and digital boards are readily available from a number of distributors or manufacturers. We obtained components from various suppliers and have assembled our first prototype in-house. We envision outsourcing manufacturing of the complete PURE EP System to Minnetronix and identify a second medical device manufacturer in California.

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2016, 2015 were $2,654,501 and $1,506,989, respectively.

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

We also intend to simultaneously develop a branding strategy to introduce and support the PURE EP System. The strategy may include our presence at major relevant cardiology meetings on a national and regional basis to engage and educate physicians concerning the PURE EP System and any of our other products, as well as engaging in a variety of other direct marketing methods. We also intend to develop a small direct sales force together with a distribution network that has existing relationships with hospitals and electrophysiologists. We believe that we may be able to begin commercial sales of the PURE EP System in 2018.

Intellectual Property

Patents

Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology. Our co-founder and former chief technology officer, Budimir S. Drakulic, Ph.D., conceived of the proprietary elements of the PURE EP System in 2009 and 2010. We filed a patent application with the USPTO in December 2013 directed at systems and methods for the evaluation of electrophysiology systems. In March 2014, the inventors listed on the patent application filed in December 2013 assigned all of their rights to the patent application to us. In December 2014, we filed this patent application under the Patent Cooperation Treaty (PCT) with the U.S. Receiving Office.  Our patent application filed in December 2013 represents a significant portion of our core proprietary intellectual property. Our patent application filed in December 2013 describes a system that can show comparative output of any two cardiac signal systems—such as the PURE EP System as compared to a competitor system, thus showing the value of the PURE EP System.

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

On December 9, 2016, we filed two provisional patent applications: “Assessment of Catheter Position by Local Electrogram” and “Visualization of Conduction Tissue Signals”.

Trademarks

In December 2015, our trademark for “PURE EP” went live in the U.S. On February 7, 2017, the USPTO published the trademark for “BioSig Technologies”.

Government Regulation

Our solutions include software and hardware which will be used for patient diagnosis and, accordingly, are subject to regulation by the FDA and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with:

●	Product design and development;
●	Product testing;
●	Product manufacturing;
●	Product labeling and packaging;
●	Product handling, storage, and installation;
●	Pre-market clearance or approval;
●	Advertising and promotion; and
●	Product sales, distribution, and servicing.

FDA’s Pre-market Clearance and Approval Requirements

The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II, which requires the manufacturer to submit to the FDA a pre-market notification, known as a PMN, and a 510(k) approval, requesting clearance of the device for commercial distribution in the U.S. Class III devices are devices which must be approved by the pre-market approval process. These tend to be devices that are permanently implanted into a human body or that may be necessary to sustain life. For example, an artificial heart meets both these criteria. Based on analysis of predicate devices, we believe that our products will be classified as Class II. Pursuant to FDA guidelines, Class II devices include a programmable diagnostic computer, which is a device that can be programmed to compute various physiologic or blood flow parameters based on the output from one or more electrodes, transducers, or measuring devices; this device includes any associated commercially supplied programs. Because the PURE EP System is a surface electrocardiogram and intracardiac multichannel recording and analysis system that acquires, processes and displays electrocardiogram and electrograms, we believe it will be classified as a Class II device. We must, therefore, first receive a 510(k) clearance from the FDA for our PURE EP System before we can commercially distribute it in the U.S. In the event that our PURE EP System is classified as a Class III device, which we believe is unlikely to occur, the FDA regulatory approval process and the subsequent commercialization of our product will require significantly greater time and resources than if it is classified as a Class II device, which would require us to reassess our strategic business plan of operations.

510(k) Clearance Process

For our PURE EP System, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from Class III to either Class II or I.

The FDA’s 510(k) clearance process usually takes three to six months from the date the application is submitted and filed with the FDA, but it can take significantly longer. A device that reaches market through the 510(k) process is not considered to be “approved” by the FDA. Such a device is generally referred to as a “cleared” or “510(k) cleared” device, but can nevertheless be marketed and sold in the U.S.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a pre-market approval, which requires more data and is generally a significantly longer process than the 510(k) clearance process. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a pre-market approval is obtained.

Pervasive and continuing FDA regulation

After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

●	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;
●	Establishment Registration, which requires establishments involved in the production and distribution of medical devices intended for commercial distribution in the U.S. to register with the FDA;
●	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

●
Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

●
Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

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

International Regulation

International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the European Union Medical Devices Directive (Council Directive 93/42/EEC of 14 June 1993 concerning medical devices, as amended) (the “Medical Device Directive”) that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Our PURE EP system may be affected by this legislation. Under the Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Medical Device Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Medical Device Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Medical Device Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européenne (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. Failure to obtain the CE mark will preclude us from selling the PURE EP System and related products in the European Union.

Employees

As of March 30, 2017, we had 11 full-time employees. Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

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

As shown in the accompanying financial statements during years ended December 31, 2016 and 2015, we incurred net losses attributable to common stockholders of $11,697,210 and $9,812,974, respectively and used $5,107,452 in cash for operating activities for the year ended December 31, 2016. As of March 30, 2017, we had cash on hand of approximately $0.8 million. These factors, among others, raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

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

We are an early development stage company and we expect to incur substantial additional operating expenses over the next several years as our research, development, pre-clinical testing, regulatory approval and clinical trial activities increase. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue and do not expect to generate revenues from the commercial sale of our products in the near future, if ever. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	successful completion of the pre-clinical and clinical development of our products;

●	obtaining necessary regulatory approvals from the FDA or other regulatory authorities;

●	establishing manufacturing, sales, and marketing arrangements, either alone or with third parties; and

●	raising sufficient funds to finance our activities.

We might not succeed at all, or at any, of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

Our product candidates are at an early stage of development and may not be successfully developed or commercialized.
Our main product candidate, the PURE EP System, is in the early stage of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization, especially given that we have not yet completed pre-clinical testing on this product. The development and regulatory approval process takes several years and it is not likely that the PURE EP System, even if successfully developed and approved by the FDA, may not be commercially available for a number of years. In addition, due to budgetary constraints, we have not been able to devote the level of resources that we desired to our research and development efforts. The continued development of our product candidates is dependent upon our ability to obtain sufficient financing. However, even if we are able to obtain the requisite financing to fund our development program, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates could result in the failure of our business and a loss of all of your investment in our company.

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

Until and unless we receive approval from the FDA and other regulatory authorities for our products, we will not generate revenues from our products. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities or corporate collaboration and licensing arrangements. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately the next two and half months. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

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

Our product, the PURE EP System, may not deliver the levels of accuracy and reliability needed to make it a successful product in the marketplace and the development of such accuracy and reliability may be indefinitely delayed or may never be achieved. In addition, we may experience delays in the development of our technology for other reasons, including failure to obtain necessary funding and failure to obtain regulatory approvals. Failure to develop this or other technology could have an adverse material effect on our business, financial condition, results of operations and future prospects.

The results of clinical studies may not support the usefulness of our technology.

Conducting clinical trials is a long, expensive and uncertain process that is subject to delays and failure at any stage. Clinical trials can take months or years. The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including:

●	the FDA may not approve a clinical trial protocol or a clinical trial, or may place a clinical trial on hold;

●	subjects may not enroll in clinical trials at the rate we expect or we may not follow up on subjects at the rate we expect;

●	subjects may experience events unrelated to our products;

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

Results of pre-clinical studies do not necessarily predict future clinical trial results and previous clinical trial results may not be repeated in subsequent medical trials. We may experience delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In addition, the data obtained from clinical trials may be inadequate to support approval or clearance of a submission. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct or results inadequate to demonstrate the safety and effectiveness of the product candidate. The FDA may also require us to conduct additional pre-clinical studies or clinical trials that could further delay approval of our products. If we are unsuccessful in receiving FDA approval of a product, we would not be able to commercialize the product in the U.S., which could seriously harm our business. Moreover, we face similar risks in other jurisdictions in which we may sell or propose to sell our products.

The medical device industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.

Medical devices are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act, by comparable agencies in foreign countries and by other regulatory agencies and governing bodies. Under the Federal Food, Drug, and Cosmetic Act and associated regulations, manufacturers of medical devices must comply with certain regulations that cover the composition, labeling, testing, clinical study, manufacturing, packaging and distribution of medical devices. In addition, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S., and the FDA may require testing and surveillance programs to monitor the effects of approved products that have been commercialized and can prevent or limit further marketing of a product based on the results of these post-market evaluation programs. The process of obtaining marketing clearance from the FDA for new products could take a significant period of time, require the expenditure of substantial resources, involve rigorous pre-clinical and clinical testing, require changes to the products and result in limitations on the indicated uses of the product. In addition, if we seek regulatory approval in non-U.S. markets, we will be subject to further regulatory approvals that may require additional costs and resources. There is no assurance that we will obtain necessary regulatory approvals in a timely manner, or at all.

Our product, the PURE EP System, will need to receive 510(k) marketing clearance from the FDA in order permit us to market this product in the U.S. In addition, if we intend to market our product for additional medical uses or indications, we will need to submit additional 510(k) applications to the FDA that are supported by satisfactory clinical trial results specifically for the additional indication. The results of our initial clinical trials may not provide sufficient evidence to allow the FDA to grant us such additional marketing clearances and even additional trials requested by the FDA may not result in our obtaining 510(k) marketing clearance for our product. The failure to obtain FDA marketing clearance for the PURE EP System, any additional indications for the PURE EP System or any other of our future products would have a material adverse effect on our business.

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

We believe we understand the current laws and regulations to which our products will be subject in the future. However, federal, state and foreign laws and regulations relating to the sale of our products are subject to future changes, as are administrative interpretations of regulatory agencies. If we fail to comply with such federal, state or foreign laws or regulations, we may fail to obtain regulatory approval for our products and, if we have already obtained regulatory approval, we could be subject to enforcement actions, including injunctions preventing us from conducting our business, withdrawal of clearances or approvals and civil and criminal penalties. In the event that federal, state, and foreign laws and regulations change, we may incur additional costs to seek government approvals, in addition to the clearance we intend to seek from the FDA in order to sell or market our products. If we are slow or unable to adapt to changes in existing regulatory requirements or the promulgation of new regulatory requirements or policies, we or our licensees may, following approval, lose marketing approval for our products which will impact our ability to conduct business in the future.

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

In order to market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval procedures vary among countries (except with respect to the countries that are part of the European Economic Area) and can involve additional clinical testing. The time required to obtain approval may differ from that required to obtain FDA approval. Should we decide to market our products abroad, we may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority, including obtaining CE Mark approval, does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may be unable to file for, and may not receive, necessary regulatory approvals to commercialize our products in any foreign market, which could adversely affect our business prospects.

The electrophysiology market is highly competitive.

There are a number of groups and organizations, such as healthcare, medical device and software companies in the electrophysiology market that may develop a competitive offering to our products. The largest companies in the electrophysiology market are General Electric Company, Johnson & Johnson, Boston Scientific Corporation, Siemens S.A and St. Jude Medical, Inc. (which was acquired by Abbott Laboratories in January 2017). All of these companies have significantly greater resources, experience and name recognition than we possess. There is no assurance that they will not attempt to develop similar or superior products, that they will not be successful in developing such products or that any products they may develop will not have a competitive advantage over our products. If we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess. Should a superior offering come to market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

●
there are significant legal and regulatory risks in medical device marketing and sales that we have never faced, and any failure to comply with applicable legal and regulatory requirements for sales, marketing and distribution could result in an enforcement action by the FDA, European regulators or other authorities that could jeopardize our ability to market our planned products or could subject us to substantial liability.

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

Our product development program depends upon third-party researchers who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials.

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

The federal Patient Protection and Affordable Care Act includes provisions known as the Physician Payments Sunshine Act, which requires manufacturers of drugs, biologics, devices and medical supplies covered under Medicare and Medicaid starting in 2012 to record any transfers of value to physicians and teaching hospitals and to report this data beginning in 2013 to the Centers for Medicare and Medicaid Services for subsequent public disclosure. Manufacturers must also disclose investment interests held by physicians and their family members. Failure to submit the required information may result in civil monetary penalties of up to $1 million per year for knowing violations and may result in liability under other federal laws or regulations. Similar reporting requirements have also been enacted on the state level in the U.S., and an increasing number of countries worldwide either have adopted or are considering similar laws requiring transparency of interactions with health care professionals. In addition, some states such as Massachusetts and Vermont impose an outright ban on certain gifts to physicians. If we receive FDA clearance to market our system in the U.S., these laws could affect our promotional activities by limiting the kinds of interactions we could have with hospitals, physicians or other potential purchasers or users of our system. Both the disclosure laws and gift bans will impose administrative, cost and compliance burdens on us.

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

We have identified a material weakness in our internal control over financial reporting which, if not remediated, could adversely affect our reputation, business or stock price.

As disclosed in “Item 9A – Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting related to the segregation of duties in the initiating and recording of transactions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization. While management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use by us, we cannot assure you that our remedial measures will be sufficient to address the material weakness.  Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission, could be adversely affected. The occurrence of or failure to remediate the material weakness may adversely affect our reputation and business and the market price of our common stock and any other securities we may issue.

Risks Related to Our Intellectual Property

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. We have filed a patent application with the USPTO, and we have filed this patent application under the PCT with the U.S. Receiving Office. We plan to file additional patent applications in the U.S. and in other countries as we deem appropriate for our products. Our applications have and will include claims intended to provide market exclusivity for certain commercial aspects of the products, including the methods of production, the methods of usage and the commercial packaging of the products. However, we cannot predict:

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

As of March 30, 2017, we have granted options to purchase 8,375,190 shares of common stock, and have reserved 3,377,638 shares of our common stock for further issuances pursuant to our 2012 Equity Incentive Plan (the “2012 Plan”). In addition, as of March 30, 2017, we may be required to issue 1,021,895 shares of our common stock for issuance upon conversion of outstanding convertible preferred stock plus accrued dividends as of December 31, 2016 and 9,632,404 shares of our common stock for issuance upon exercise of outstanding warrants. Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of March 30, 2017, two of our stockholders beneficially owned over 32.73% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

Delaware law and our Amended and Restated Certificate of Incorporation and By-laws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

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

We also maintain our engineering office at 12424 Wilshire Boulevard, Suite 745, Los Angeles, California.  On April 15, 2015, we extended our lease for office space in Los Angeles, California to August 31, 2017, with monthly payments of $6,733 beginning on September 1, 2015.  In connection with the lease of our office space in Los Angeles, California, we are obligated to lease parking spaces at an aggregate approximate cost of $760 per month. On February 8, 2017, we extended our lease for office space in Los Angeles, California to August 31, 2019, with monthly payments of $8,139 beginning September 1, 2017 until August 31, 2018 and $8,423 until August 31, 2019.

Future minimum lease payments under all lease agreements are as follows:

Year Ending December 31,
2017	$120,754
2018	112,585
2019	67,387
Total	$300,726

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM.” Prior to October 29, 2014, there was no established trading price for our common stock. The following table sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported by the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Fiscal Year 2015
	High	Low
First Quarter	$2.85	$1.31
Second Quarter	$4.80	$2.00
Third Quarter	$2.30	$1.13
Fourth Quarter	$1.90	$1.08

	Fiscal Year 2016
	High	Low
First Quarter	$1.59	$0.90
Second Quarter	$2.15	$1.33
Third Quarter	$1.60	$1.05
Fourth Quarter	$1.59	$1.25

Holders of Record

As of March 30, 2017, there were approximately 217 holders of record of our common stock.

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

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At December 31, 2016 and 2015, we had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the twelve months ended December 31, 2016 and 2015.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2016 were $2,654,501, an increase of $1,147,512, or 76%, from $1,506,989 for the twelve months ended December 31, 2015. This increase is primarily due additional personnel and outside design costs as we develop our proprietary technology platform. Research and development expenses were comprised of the following:

	2016	2015
Salaries and equity compensation	$1,744,780	$977,297
Consulting expenses	322,520	359,842
Clinical studies and design work	388,447	40,731
Travel, supplies, other	198,754	129,119
Total	$2,654,501	$1,506,989

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2016 were $8,499,304, a decrease of $2,027,262, or 19%, from $10,526,566 incurred in the twelve months ended December 31, 2015. This decrease is primarily due to decrease in equity compensation increases in payroll related expenses, equity based compensation and professional services and, to a lesser extent, due to increases in consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) decreased to $6,381,610 in the twelve months ended December 31, 2016 from $8,592,539 for the twelve months ended December 31, 2015, a decrease of $2,210,929, or 26%. This decrease is due to the value of the stock based compensation decreasing to $5,233,818 in 2016, as a result of the vesting of stock and stock options issued to board members, officers and employees, as compared to $7,478,491 of stock based compensation in 2015, net with added additional personnel.

Professional services for the twelve months ended December 31, 2016 totaled $359,695, a decrease of $19,771, or 5%, over the $379,466 recognized for the twelve months ended December 31, 2015. Of professional services, legal fees totaled $286,195 for the twelve months ended December 31, 2016, a decrease of $17,271, or 6%, from $303,466 incurred for the twelve months ended December 31, 2015. Accounting fees incurred in the twelve months ended December 31, 2016 amounted to $73,500, a decrease of $2,500, or 3%, from $76,000 incurred for the same period in 2015.  The decreases in professional fees was primarily related to a decrease in legal and audit requirements in 2016 as compared to 2015 as we continue to develop our operations, including legal fees associated with our capital raising transactions and the filing of our registration statements.

Consulting fees totaled $1,167,420 for the twelve months ended December 31, 2016, an increase of $352,856 or 43%, from $814,564 for the twelve months ended December 31, 2015.  The increase primarily relates to our fund raising and investor relations to support our increased efforts in market research and potential investor identification.

Travel, meals and entertainment costs for the twelve months ended December 31, 2016 were $274,962, a decrease of $11,203, or 4%, from $286,165 incurred during the twelve months ended December 31, 2016. During 2016, less travel was required than in 2015 due to our marketing and fund raising efforts.  Rent for the twelve months ended December 31, 2016 totaled $128,556, a decrease of $36,958, or 22%, from $165,514 incurred during the same period in 2015.  In 2015, we relocated our corporate headquarters to Minneapolis, Minnesota while continuing to maintain our engineering/research office in Los Angeles, California.  In addition, we provided temporary housing for interns in the summer of 2015, not incurred in 2016.

Depreciation Expense. Depreciation expense for the twelve months ended 2016 totaled $10,475, no change from the expense of $10,475 incurred during the same period in 2015.

(Loss) gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred stock and certain warrants with reset (anti-dilution) provisions.  During the year ended December 31, 2016, we incurred a loss on change in fair values of these derivatives of $(422,908) as compared to a gain of $3,113,580 or the same period in the year.

Interest Income (expense).  Interest income for the twelve months ended December 31, 2016 totaled $1 as compared to income expense of $(1,298) incurred during the twelve months ended December 31, 2015. For 2015, interest costs were comprised of vendor finance costs.

Financing Costs.  Financing costs for the year ended December 31, 2015 totaled $529,704 as compared to $-0- for the year ended December 31, 2016. Financing costs are primarily related to the beneficial conversion feature in and the fees paid related to the issuance of our Series C Preferred Stock issued in 2015.  The beneficial conversion feature associated with the Series C Preferred Stock is comprised of the allocated fair value of the conversion feature and the allocated fair value of warrants issued in connection with the sale of the Series C Preferred Stock.

Preferred Stock Dividend. Our preferred stock dividend for the twelve months ended December 31, 2016 totaled $110,023, a decrease of $241,499, or 69% from $351,522 incurred during the twelve months ended December 31, 2015. The reduction in dividends is a result of conversions of the Series C Preferred Stock to common reducing the number of preferred shares outstanding. Preferred stock dividends are related to our Series C Preferred Stock issued in 2013 and 2015.

Net Loss Available to Common Stockholders. Net loss available to common stockholders for the twelve months ended December 31, 2016 was $11,697,210, compared to a net loss of $9,812,974 for the twelve months ended December 31, 2015, an increase of $1,884,236 or 19%.  The primary reasons for the increase, as described above, are the increases in research and development expenses and changes in in fair values of derivatives from 2015 to 2016.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

As of December 31, 2016, we had a working capital deficit (current liabilities in excess of current assets) of $1,769,004, comprised of cash of $1,055,895 and prepaid expenses of $134,263, which was offset by $373,103 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $359,891, warrant liability of $1,937,234 and derivative liability of $288,934.  Excluding the derivative and warrant liabilities, our working capital would have been $457,164. For the twelve months ended December 31, 2016, cash provided by financing activities totaled $5,226,368, comprised of proceeds from the sale of our common stock.  In the comparable period in 2015, $4,759,798 was raised through the sale of our common stock, $450,000 from the sale of our Series C Preferred Stock and $45,881 from the exercise of options and warrants. At December 31, 2016, we had cash of $1,055,895 compared to $953,234 at December 31, 2015. Our cash is held in bank deposit accounts. At December 31, 2016 and 2015, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2016 and 2015 was $5,107,452 and $4,523,751, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

Cash used in investing activities for the twelve months ended December 31, 2016 was $16,255, compared to $18,475 for the twelve months ended December 31, 2015.  During both the twelve months ended December 31, 2016 and the twelve months ended December 31, 2015, we purchased office furniture and computer equipment.  In addition, we paid a long term lease deposit for our corporate location of $2,612 in 2015.

On October 28, 2016, we entered into a unit purchase agreement with certain accredited investors, pursuant to which we issued and sold,  in multiple closings occurring on each of October 28, 2016, November 23, 2016, December 16, 2016, December 22, 2016, February 10, 2017 and March 10, 2017 an aggregate of 2,585,474 units, which consisted of, in the aggregate, 2,585,474 shares of our common stock and warrants to purchase 794,954 shares of our common stock at an exercise price of $1.50 per share, in exchange for aggregate gross proceeds of $3,531,262, after financing costs of $346,949.

In their report dated March 30, 2017, our independent registered public accounting firm stated at December 31, 2016, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues to date, and there is no assurance that, if approval of our products is received, we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2016, the aggregate stated value of our Series C Preferred Stock was $1,070,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOSIG TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 BioSig Technologies, Inc.

We have audited the accompanying balance sheet of BioSig Technologies. Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSig Technologies, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.

March 30, 2017
New York, New York

BIOSIG TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

	2016	2015

ASSETS
Current assets:
Cash	$1,055,895	$953,234
Prepaid expenses	134,263	31,308
Total current assets	1,190,158	984,542

Property and equipment, net	24,188	18,408

Other assets:
Deposits	27,612	27,612

Total assets	$1,241,958	$1,030,562

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $15,755 and $12,716 to related parties as of December 31, 2016 and 2015, respectively	$373,103	$223,546
Dividends payable	359,891	340,291
Warrant liability	1,937,234	1,621,199
Derivative liability	288,934	285,157
Total current liabilities	2,959,162	2,470,193

Series C Preferred Stock, 1,070 and 1,471 shares issued and outstanding; liquidation preference of $1,070,000 and $1,471,000 as of December 31, 2016 and 2015, respectively	1,070,000	1,471,000

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 200,000,000 and 50,000,000 shares, 22,588,184 and 16,825,703 issued and outstanding as of December 31, 2016 and 2015, respectively	22,588	16,826
Additional paid in capital	41,019,251	29,314,399
Accumulated deficit	(43,829,043)	(32,241,856)
Total stockholders’ deficit	(2,787,204)	(2,910,631)

Total liabilities and stockholders’ deficit	$1,241,958	$1,030,562

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	Year ended December 31,
	2016	2015
Operating expenses:
Research and development	$2,654,501	$1,506,989
General and administrative	8,499,304	10,526,566
Depreciation	10,475	10,475
Total operating expenses	11,164,280	12,044,030

Loss from operations	(11,164,280)	(12,044,030)

Other income (expense):
(Loss) gain on change in fair value of derivatives	(422,908)	3,113,580
Interest income (expense)	1	(1,298)
Financing costs	-	(529,704)

Total other income (expense)	(422,907)	2,582,578

Loss before income taxes	(11,587,187)	(9,461,452)

Income taxes (benefit)	-	-

Net loss	(11,587,187)	(9,461,452)

Preferred stock dividend	(110,023)	(351,522)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(11,697,210)	$(9,812,974)

Net loss per common share, basic and diluted	$(0.60)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted	19,490,767	14,103,055

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2016

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2015	11,179,266	$11,179	$19,186,163	$(22,780,404)	$(3,583,062)
Sale of common stock	2,645,432	2,645	4,757,153	-	4,759,798
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends at $1.50 per share	1,430,871	1,431	2,144,870	-	2,146,301
Common stock issued for services	1,452,500	1,453	3,340,299	-	3,341,752
Common stock issued in exchange for 156,102 warrants exercised on a cashless basis	99,552	100	(100)	-	-
Common stock issued in exchange for exercise of options at $2.09 per share	10,000	10	20,890	-	20,900
Common stock issued in exchange for exercise of warrants at $3.67 per share	4,082	4	14,977	-	14,981
Common stock issued in exchange for exercise of warrants at $2.50 per share	4,000	4	9,996	-	10,000
Reclassify fair value of warrant liability from equity	-	-	(4,097,444)	-	(4,097,444)
Reclassify fair value of derivative liability from equity	-	-	(1,242,590)	-	(1,242,590)
Reclassify fair value of warrant liability to equity upon warrant exercise		-	265,955	-	265,955
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	639,467	-	639,467
Stock based compensation	-	-	4,626,285	-	4,626,285
Preferred Stock dividend	-	-	(351,522)	-	(351,522)
Net loss	-	-	-	(9,461,452)	(9,461,452)
Balance, December 31, 2015	16,825,703	$16,826	$29,314,399	$(32,241,856)	$(2,910,631)

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2016

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, January 1, 2016	16,825,703	$16,826	$29,314,399	$(32,241,856)	$(2,910,631)
Sale of common stock	3,798,417	3,798	5,222,570	-	5,226,368
Common stock issued for services	1,335,000	1,335	2,469,715	-	2,471,050
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	267,334	267	400,733	-	401,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.55 per share	58,185	58	90,365	-	90,423
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	103,096	-	103,096
Stock based compensation	303,545	304	3,528,396	-	3,528,700
Preferred Stock dividend	-	-	(110,023)	-	(110,023)
Net loss	-	-	-	(11,587,187)	(11,587,187)
Balance, December 31, 2016	22,588,184	$22,588	$41,019,251	$(43,829,043)	$(2,787,204)

See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,587,187)	$(9,461,452)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	10,475	10,475
Amortization of debt discount	-	585,324
Change in derivative liabilities	422,908	(3,113,580)
Equity based compensation	5,999,750	7,968,036
Changes in operating assets and liabilities:
Prepaid expenses	(102,955)	44,229
Accounts payable	149,661	(333,494)
Stock based payable	-	(226,305)
Deferred rent payable	(104)	3,016
Net cash used in operating activities	(5,107,452)	(4,523,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16,255)	(15,863)
Payment of long term deposit	-	(2,612)
Net cash used in investing activity	(16,255)	(18,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,226,368	4,759,798
Proceeds from sale of Series C preferred stock	-	450,000
Proceeds from exercise of options	-	20,900
Proceeds from exercise of warrants	-	24,981
Net cash provided by financing activities	5,226,368	5,255,679

Net increase in cash and cash equivalents	102,661	713,453

Cash and cash equivalents, beginning of the period	953,234	239,781
Cash and cash equivalents, end of the period	$1,055,895	$953,234

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1,298
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$491,423	$2,146,302
Reclassify derivative liability to equity upon conversion of Series C preferred stock	$103,096	$639,467
Reclassify warrant liability to equity upon exercise of liability warrants	$-	$265,955
See the accompanying notes to the financial statements.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At December 31, 2016 and 2015, deposits in excess of FDIC limits were $805,895 and $703,234, respectively.

Prepaid Expenses

Prepaid expenses are comprised of vendor deposits of $100,000 (2016), prepaid insurance and operating expense prepayments.

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
DECEMBER 31, 2016

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

At December 31, 2016 and 2015, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $2,654,501 and $1,506,989 for the year ended December 31, 2016 and 2015, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The computation of basic and diluted loss per share as of December 31, 2016 and 2015 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	2016	2015
Series C convertible preferred stock	713,333	980,667
Options to purchase common stock	8,245,190	7,780,190
Warrants to purchase common stock	9,128,189	7,078,685
Totals	18,086,712	15,839,542

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

As of December 31, 2016, there were outstanding stock options to purchase 8,245,190 shares of common stock, 7,028,639 shares of which were vested. As of December 31, 2015, the Company had 7,780,190 options outstanding to purchase shares of common stock, of which 5,613,501 were vested.

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

Beginning on May 16, 2016, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placements, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. As of December 31, 2016, the Private Placement has not closed. The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2016.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern, which is included in Accounting Standards Codification (ASC) 205, Presentation of Financial Statements. This update provides an explicit requirement for management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

The FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The amendment is part of the FASB’s simplification initiative and is intended to simplify the accounting around share-based payment award transactions. The amendments include changing the recording of excess tax benefits from being recognized as a part of surplus capital to being charged directly to the income statement, changing the classification of excess tax benefits within the statement of cash flows, and allowing companies to account for forfeitures on an actual basis, as well as tax withholding changes. The amendments in this update are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendment requires different transition methods for various components of the standard. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).  This ASU requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include cash and restricted cash equivalents. This ASU is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations

In April 2015, the FASB issued ASU No. 2015-03(ASU 2015-03), Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs . This standard amends the existing guidance to require that debt issuance costs be presented in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. ASU 2015-03 is effective on a retrospective basis for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2016, the Company had cash of $1,055,895 and working capital deficit (current liabilities in excess of current assets) of $1,769,004 principally due to the inclusion of non-cash derivative and warrant liabilities recorded in current liabilities. In addition, the Company raised approximately $1,358,763 in 2017 through the sale of common stock and warrants (See Note 13). As of December 31, 2016, excluding the derivative and warrant liabilities, the Company’s working capital would have been $457,164. During the year ended December 31, 2016, the Company used net cash in operating activities of $5,107,452.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 4 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at December 31, 2016 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. As of December 31, 2016 and 2015, all advances had been repaid.

Accrued expenses related primarily to travel reimbursements due related parties as of December 31, 2016 and 2015 was $15,755 and $12,716, respectively.

On March 23, 2015, we issued Mr. Londoner an aggregate of 169,334 shares of common stock in exchange for 200 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On April 30, 2015, Mr. Chaussy was granted 150,000 shares of common stock at a cost basis of $2.90 per share for his 2013-2015 performance. One half of the shares vested immediately; the second half vests on January 1, 2016 and were subsequently issued on January 6, 2016.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

On November 18, 2015, as part of a private placement transaction of our common stock and warrants, Donald E. Foley purchased an aggregate of 200,000 shares of common stock and a warrant to purchase 100,000 shares of common stock for an aggregate purchase price of $300,000.

On May 4, 2016, Mr. Londoner and Mr. Chaussy were granted 250,000 and 200,000 shares of common stock at a cost basis of $1.93 per share for their 2016 performance, respectively. The granted shares vested immediately.

On December 8, 2016, Mr. Londoner and Mr. O’Donnell each were granted 41,500 shares of common stock at a cost basis of $1.36 per share for their 2016 performance. The granted shares vested immediately and were subsequently issued in 2017.

On December 8, 2016 Mr. Cash and Mr. Tanaka each were granted 20,875 shares of common stock at a cost basis of $1.36 per share for their 2016 performance. The granted shares vested immediately and were subsequently issued in 2017.

On December 8, 2016 Mr. Zeldis and Mr. Weild each were granted options to purchase 50,000 shares of common stock at a cost basis of $1.36 per share for their 2016 performance. The granted options vested as of December 22, 2016 and are exercisable for a ten year term.

On December 8, 2016 Mr. Gallagher and Mr. Foley each were granted options to purchase 25,000 shares of common stock at a cost basis of $1.36 per share for their 2016 performance. The granted options vested as of December 22, 2016 and are exercisable for a ten year term.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016 and 2015 is summarized as follows:

	2016	2015
Computer equipment	$84,704	$68,449
Furniture and fixtures	10,117	10,117
Subtotal	94,821	78,566
Less accumulated depreciation	(70,633)	(60,158)
Property and equipment, net	$24,188	$18,408

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $10,475 and $10,475 for the years ended December 31, 2016 and 2015, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2016 and 2015 consist of the following:

	2016	2015
Accrued accounting and legal	$120,464	$112,723
Accrued reimbursements	43,116	13,613
Accrued consulting	1,192	15,200
Accrued research and development expenses	181,884	34,179
Accrued office and other	10,202	31,482
Deferred rent	2,912	3,016
Accrued settlement related to arbitration	13,333	13,333
	$373,103	$223,546

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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

In May 2016, the Company issued an aggregate of 197,713 shares of its common stock in exchange for 236 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2016, the Company issued an aggregate of 54,759 shares of its common stock in exchange for 70 shares of the Company’s Series C Preferred Stock and accrued dividends.

In December 2016, the Company issued an aggregate of 18,188 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

For the year ended December 31, 2016, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C Preferred Stock of $103,096 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.23% to 0.59%, a dividend yield of 0%, and volatility of 141% to 160%.

Series C Preferred Stock issued and outstanding totaled 1,070 and 1,471 as of December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, the Company has accrued $359,891 and $340,291 dividends payable on the Series C Preferred Stock.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

At December 31, 2016, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $288,934 and $1,937,234, respectively. The Company recorded a loss from change in fair value of derivatives of $422,908 for year ended December 31, 2016. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 1.43 to 3.36 years, a risk free interest rate of 0.59% to 1.47%, a dividend yield of 0%, and volatility of 161%

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2016 and 2015, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock. As of December 31, 2016 and 2015, there were no outstanding shares of Series A and Series B preferred stock.

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
DECEMBER 31, 2016

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

In May 2016, the Company issued an aggregate of 197,713 shares of its common stock in exchange for 236 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2016, the Company issued an aggregate of 54,759 shares of its common stock in exchange for 70 shares of the Company’s Series C Preferred Stock and accrued dividends.

In December 2016, the Company issued an aggregate of 18,188 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

Cumulatively from January 1, 2016 to December 31, 2016, the Company exchanged 401 shares of the Company’s Series C Preferred Stock and dividends with a recorded value of $491,423 for 325,519 shares of common stock.

As of December 31, 2016 and 2015, the Company has 1,070 and 1,471 Series C Preferred Stock issued and outstanding.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

Common stock

On November 18, 2016 at the Special Meeting, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 200,000,000 shares (the “Certificate Amendment”). The Certificate Amendment had been previously approved by the Company’s Board on September 7, 2016, subject to stockholder approval. Immediately following the Special Meeting on November 18, 2016, the Company filed the Certificate Amendment with the Secretary of State of the State of Delaware.

As of December 31, 2016 and 2015, the Company had 22,588,184 and 16,825,703 shares issued and outstanding, respectively.

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

During the year ended December 31, 2016, the Company issued an aggregate of 790,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $1,419,200 ($1.80 average per share).

During the year ended December 31, 2016, the Company issued an aggregate of 545,000 shares of common stock for services rendered totaling $1,051,850 ($1.93 average per share).

During the year ended December 31, 2016, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 3,798,417 shares of common stock and 2,049,504 warrants for aggregate proceeds of $5,226,368, net of $490,543 in expenses.

During the year ended December 31, 2016, the Company issued 220,000 shares of common stock as vested previously issued restricted stock units

During the year ended December 31, 2016, the Company issued 83,545 shares of its common stock in exchange for 100,000 common stock options previously issued in May 2016 under the terms of its 2012 Equity Plan.  The equality of the fair value was determined using the Black Scholes option pricing model with the following assumptions:  dividend yield: 0%; volatility: 122.82%; risk free rate: 1.08%, term: 5 years and fair value of the Company’s common stock: $1.84.

At December 31, 2016, the Company was obligated, but had not issued, 124,750 shares of common stock for Board of Director compensation approved in December 2016.  The Company accrued $168,288 compensation relating to the obligation as stock based compensation (at $1.36 average per share).

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The Company filed a registration statement on August 2, 2016, which was declared effective on August 8, 2016 to satisfy the requirements under the registration rights agreements with the purchasers of its common stock and warrants prior to June 30, 2016.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

Beginning on October 23, 2015, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit  consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon close of the private placement and to be effective 120 calendar days thereafter.  As of the date of filing, the Private Placement has not closed.  The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2016.

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

Options

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (“the “Plan) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options to purchase up to 15,186,123 (as amended) shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

During the year ended December 31, 2016, the Company granted an aggregate of 750,000, net of 100,000 canceled, options to officers, directors and key consultants.

During the year ended December 31, 2016, the Company granted an aggregate of 723,545 stock grants to officers, employees and key consultants under the plan. See Note 8.

The following table presents information related to stock options at December 31, 2016:

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	2,294,642	6.8	1,810,976
2.01-3.00	5,650,548	5.3	4,917,663
3.01-4.00	300,000	8.3	300,000
	8,245,190	5.8	7,028,639

A summary of the stock option activity and related information for the 2012 Plan for the years ended December 31, 2016 and 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,990,190	$2.25	6.7	$3,267,692
Grants	1,800,000	2.70	8.9	$-
Exercised	(10,000)	2.09	-	-
Canceled	-			-
Outstanding at December 31, 2015	7,780,190	$2.30	6.4	$-
Grants	905,000	1.71	10.0	$-
Exercised	-
Canceled	(440,000)	$2.24
Outstanding at December 31, 2016	8,245,190	$2.24	5.8	$-
Exercisable at December 31, 2016	7,028,639	$2.28	5.5	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.29 as of December 31, 2016, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the years ended December 31, 2016 and 2015 was estimated using the Black-Scholes pricing model.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

On May 18, 2016, the Company granted an aggregate of  685,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.84 per share for a term of ten years, vesting immediately. In September 2016, the Company issued 83,545 shares of its common stock in exchange for 100,000 common stock options previously issued in May 2016 under the terms of its 2012 Equity Plan.  The equality of the fair value was determined using the Black Scholes option pricing model with the following assumptions:  dividend yield: 0%; volatility: 122.82%; risk free rate: 1.08%, term: 5 years and fair value of the Company’s common stock: $1.84.

On August 24, 2016, the Company granted 65,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.33 per share for a term of ten years with 12,500 vesting immediately; 37,500 vesting quarterly beginning September 14, 2016 through December 14, 2017 and 15,000 performance contingent.

On December 22, 2016, the Company granted an aggregate of 150,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.36 per share for a term of ten years with vesting immediately.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

On December 29, 2016, the Company granted 5,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.35 per share for a term of ten years with vesting immediately.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the year ended December 31, 2016:

Risk-free interest rate	1.08% - 2.04%
Dividend yield	0%
Stock price volatility	109.3% to 122.82%
Expected life	5 – 10 years
Weighted average grant date fair value	$1.47

The fair value of all options vesting during the year ended December 31, 2016 and 2015 of $2,801,948 and $4,471,603, respectively, was charged to current period operations.  Unrecognized compensation expense of $310,817 and $1,782,575 at December 31, 2016 and 2015, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the two years ended December 31, 2016:

Restricted shares issued as of January 1, 2015	-
Granted	175,000
Total restricted shares issued as of December 31, 2015	175,000
Granted	180,000
Vested	(220,000)
Vested restricted shares as of December 31, 2016	-
Unvested restricted shares as of December 31, 2016	135,000

On September 7, 2016, the Company granted 180,000 restricted stock units (“RSU”) to a consultant vesting monthly over one year beginning October 7, 2016.

Stock based compensation expense related to restricted stock grants was $213,174 and $338,614 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the stock-based compensation relating to restricted stock of $75,861 remain unamortized and is expected to be amortized over the remaining period of approximately 9 months.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2016:

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	4,967,971	February 2018 to May 2020
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.10	38,572	June 2019
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	9,128,189

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

On August 17, 2015, the Company issued 100,000 and 100,000 warrants to purchase the Company’s common stock at $2.00 and 2.50 per share, respectively, expiring on August 17, 2018 in connection with services provided.  Both warrants vest at 1/12 per month over one year.  The fair value of the vested portion of the issued warrants of $104,505 was charged to current period operations and was determined using the Black-Scholes option model with a volatility figure derived from an index of historical stock prices of comparable entities of 118.80% to 118.88%, risk free rate of 0.92% to 1.31%, dividend yield of -0- and fair value of the Company’s common stock of $1.30 to $1.40.  As of December 31, 2015, unrecognized compensation expense was $46,993.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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

On October 28, 2016, the Company issued an aggregate of 173,284 warrants to purchase the Company’s common stock at $1.50 per share, expiring on October 28, 2019, in connection with the sale of the Company’s common stock.

On November 23, 2016, the Company issued an aggregate of 50,002 warrants to purchase the Company’s common stock at $1.50 per share, expiring on November 23, 2019, in connection with the sale of the Company’s common stock

On December 16, 2016, the Company issued an aggregate of 456,668 warrants to purchase the Company’s common stock at $1.50 per share, expiring on December 16, 2019, in connection with the sale of the Company’s common stock

On December 22, 2016, the Company issued an aggregate of 115,000 warrants to purchase the Company’s common stock at $1.50 per share, expiring on December 22, 2019, in connection with the sale of the Company’s common stock

Stock based compensation related to warrants issued for services was $56,931 and $104,505 for the years ended December 31, 2016 and 2015, respectively.

A summary of the warrant activity for the years ended December 31, 2016 and 2015 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2015	5,113,990	$1.71	3.6	6,041,436
Grants	3,728,479	$2.62	2.3	-
Exercised	(164,184)	$1.58	-	-
Canceled	(1,599,600)	$2.50	-	-
Outstanding at December 31, 2015	7,078,685	$2.02	3.0	$497,933
Grants	2,049,504	1.74	2.5	-
Exercised	-
Canceled	-
Outstanding at December 31, 2016	9,128,189	$1.96	2.1	$494,099

Vested and expected to vest at December 31, 2016	9,128,189	$1.96	2.1	$494,099
Exercisable at December 31, 2016	9,128,189	$1.96	2.1	$494,099

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.29 as of December 31, 2016, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

As of December 31, 2016 and 2015, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2016 and 2015, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of December 31, 2016, in the amount of $288,934 and $1,937,234, respectively, has a level 3 classification.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of December 31, 2016:

	Warrant Liability	Derivative
Balance, December 31, 2014 (and prior)	$-	$-
Total (gains) losses
Initial fair value of derivative at March 31, 2015, reclassified from equity	-	1,242,590
Initial fair value of warrant liability at March 31, 2015, reclassified from equity	4,097,444	-
Initial fair value of derivative at date of issuance of Series C Preferred Stock	-	250,540
Initial fair value of warrant liability at the date of issuance	334,784	-
Transfers out due to conversion of Series C Preferred Stock	-	(639,467)
Transfers out due to exercise of warrants	(265,955)	-
Mark to market to December 31, 2015	(2,545,074)	(568,506)
Balance, December 31, 2015	1,621,199	285,157
Transfers out due to conversion of Series C Preferred Stock	-	(103,096)
Mark to market to December 31, 2016	316,035	106,873
Balance, December 31, 2016	$1,937,234	$288,934
Loss on change in warrant and derivative liabilities for the year ended December 31, 2016	$(316,035)	$(106,873)

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2017	96,024
2018	13,783
$109,807

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

Rent expense charged to operations, which differs from rent paid due to rent credits and to increasing amounts of base rent, is calculated by allocating total rental payments on a straight-line basis over the term of the lease. During the years ended December 31, 2016 and 2015, rent expense was $128,556 and $165,514, respectively and as of December 31, 2016 and 2015, net deferred rent payable was $2,912 and $3,016, respectively.  Included in rent expense for the year ended December 31, 2015, was incurred temporary monthly rental expenses.

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

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2016.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

NOTE 12 – INCOME TAXES

At December 31, 2016, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $16,400,000, expiring in the year 2036, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2016, the Company has increased the valuation allowance from $3,700,000 to $5,500,000.We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal various State jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2012.
The effective rate differs from the statutory rate of 34% for due to the following:

	2016	2015
Statutory rate on pre-tax book loss	(34.00)%	(34.00)%
Gain on change in fair value of derivatives	1.24%	(11.5)%
Stock based compensation	17.6%	28.6%
Other	0.09%	2.1%
Valuation allowance	15.07%	14.8%
	0.00%	0.00%

The Company’s deferred taxes as of December 31, 2016 and 2015 consist of the following:

	2016	2015
Non-Current deferred tax asset:
Net operating loss carry-forwards	$5,500,000	$3,700,000
Valuation allowance	(5,500,000)	(3,700,000)
Net non-current deferred tax asset	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

On February 10, 2017 and March 10, 2017, the Company entered into a unit purchase agreement with certain accredited investors, pursuant to which the Company issued and sold in two closings an aggregate of 995,571 units, which consisted of, in the aggregate, 995,571 shares of our common stock and warrants to purchase 497,787 shares of our common stock at an exercise price of $1.50 per share, in exchange for aggregate net proceeds of $1,358,763, after financing costs.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2016

On January 25, 2017, the Company approved an Amendment Agreement to the certain Unit Purchase Agreement dated May 26, 2016 whereas under the Original Agreement the Company issued each of the purchasers Units at a price of $1.75 per unit, with each original Unit consisting of (i) one share of Common Stock, and (ii) an Investor Warrant to purchase one-half of one share of Common Stock at an exercise price of $2.10 per share of Common; the Amendment Agreement reduced the Original Price Per Unit to $1.50 and the exercise price of the Original Warrants to $1.50 per share. On February 10, 2017, the Company issued an additional 12,858 shares of common stock and 6,429 warrants to purchase common stock pursuant to the Amendment Agreement.

On January 25, 2017, the Company granted 75,000 shares of common stock and an aggregate of 130,000 options for compensation to key consultants outside the 2012 Equity Plan at a cost (or exercise price) of $1.55 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision of and with the participation of our management, including our principal executive and our principal financial officer of the effectiveness of the design and operations of our disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Disclosure controls and procedures were not effective due primarily to a material weakness in the segregation of duties in the Company’s internal control of financial reporting as discussed below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (including its consolidated subsidiaries) and all related information appearing in our Annual Report on Form 10-K.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or of our Board of Directors; and

3.
provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements, including controls related to Section 16 (a) of the Securities Exchange Act of 1934. As disclosed in Section 16 (a), the Company's Executive Chairman and Director failed to file 125 Form 4 filings for approximately 292 transactions in shares of our common stock executed on various dates between January 1, 2016 and February 28, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2016, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

The Company concluded it is difficult with a very limited staff to maintain appropriate segregation of duties in the initiating and recording of transactions, thereby creating a segregation of duties weakness. Due to: (i) the significance of segregation of duties to the preparation of reliable financial statements; (ii) the significance of potential misstatement that could have resulted due to the deficient controls; and (iii) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements may not be prevented or detected.

Management’s Remediation Initiatives

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Management has evaluated, and continues to evaluate, avenues for mitigating our internal controls weaknesses, but mitigating controls to completely mitigate internal control weaknesses have been deemed to be impractical and prohibitively costly, due to the size of our organization at the current time.  Management expects to continue to use reasonable care in following and seeking improvements to effective internal control processes that have been and continue to be in use at the Company.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

ITEM 9B – OTHER INFORMATION

None.

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Kenneth L. Londoner	49	Executive Chairman and Director
Gregory D. Cash	59	President and Chief Executive Officer, Director
Steve Chaussy	63	Chief Financial Officer
Donald E. Foley	65	Director
Roy T. Tanaka	69	Director
Jerome Zeldis, M.D, Ph.D.	66	Director
Patrick J. Gallagher	52	Director
Seth H. Z. Fischer	60	Director
Jeffrey F. O’Donnell, Sr.	57	Director
David Weild IV	60	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Biographical Information

Kenneth L. Londoner. Mr. Londoner has served as our director since February 2009 and as our executive chairman since November 2013. He previously served as our chairman and chief executive officer from February 2009 to September 2013. Mr. Londoner has served as the managing partner of Endicott Management Partners, LLC, a firm dedicated to assisting emerging growth companies in their corporate development, since February 2010. From April 2007 to October 2009, he served as executive vice president – corporate business development and senior director of business development and, from November 2009 to December 2010, he served as a consultant to NewCardio, Inc., a medical device designer and developer. Mr. Londoner also served as a director of chatAND Inc. from January 2012 to April 2015. Mr. Londoner is a co-founder and board member of Safe Ports Holdings, Charleston, South Carolina. Mr. Londoner also served as a director of MedClean Technologies, Inc. from November 2008 to September 2010. Mr. Londoner was an investment officer and co-manager of the Seligman Growth Fund, Seligman Capital Fund, and approximately $2 billion of pension assets at J & W Seligman & Co, Inc. in New York from 1991 to 1997. Mr. Londoner graduated from Lafayette College in 1989 with a degree in economics and finance and received his MBA from New York University’s Leonard N. Stern School of Business in 1994.We believe that Mr. Londoner’s extensive experience in financial and venture capital matters, as well as his intimate knowledge of our company as its co-founder make him an asset to our board of directors.

Gregory D. Cash. Mr. Cash has served as our president and chief executive officer and as a director since July 2014. Mr. Cash served as the president, chief executive officer and founder of Argent International LLC, a life sciences consulting firm, from July 2011 until July 2014. Mr. Cash served as a member of the board of directors for Acuity Medical International, Inc. from January 2015 to April 2015. From September 2012 until February 2013, he was also president and chief executive officer of NeuroTherm, Inc., a multinational company in the interventional pain field. Until June 2011, Mr. Cash served as president, chief executive officer and director of HeartSine Technologies, Inc., a start-up company in the automated external defibrillator market. Prior to joining HeartSine Technologies in December 2006, he was President, Vascular Therapy and New Business for Sorin Group based in Milan, Italy and also Senior Vice President, Strategic Alliances based in Denver, Colorado. From 2002 to 2004, Mr. Cash was the president, chief executive officer and a director of Vasomedical, Inc., a NASDAQ traded public company.

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

Roy T. Tanaka. Mr. Tanaka has served as our director since July 2012. From 2004 until his retirement in September 2008, Mr. Tanaka served as the worldwide president of Biosense Webster, Inc., a Johnson & Johnson company, a market and technology leader in the field of electrophysiology. He joined Biosense Webster, Inc. as its U.S. president in 1997. Previously he held a variety of senior management positions at Sorin Biomedical, Inc., including president and chief executive officer, and leadership roles at CooperVision Surgical and Shiley, a division of Pfizer, Inc. He currently serves on the boards of directors of Coherex Medical, Inc. and Advanced Cardiac Therapeutics Inc., a company using electrophysiology to develop technology to measure the temperature in a lesion during cardiac ablation procedures, and VytronUS Inc. In addition, Mr. Tanaka served as a director of Volcano Corporation until May 2014 and Tomo Therapy until its acquisition in June 2011. Mr. Tanaka brings broad experience in executive leadership in the medical device field. His operational expertise and knowledge of the regulatory environment, both in the U.S. and globally, also bring a valuable perspective.

Jerome B. Zeldis, M.D., Ph.D. Dr. Zeldis has served as a director since April 2015. Dr. Zeldis is the chief executive officer of Celgene Global Health and the chief medical officer of Celgene Corporation. Dr. Zeldis has been with Celgene since 1997; prior to his current role, he served as senior vice president of clinical research and medical affairs. Prior to Celgene, Dr. Zeldis worked at Sandoz Research Institute and Janssen Research Institute in both clinical research and medical development. He is currently on the board of the Semorex Corporation, Bionor Pharma, Inc., Mali Health and PTC Corporation and serves as the chairman of the board of directors of Alliqua BioMedical, Inc. Dr. Zeldis attended Brown University for a B.A., M.S., followed by Yale University for a M.Phil., M.D., and Ph.D. in molecular biophysics and biochemistry (immunochemistry).

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

Jeffrey F. O’Donnell, Sr. Mr. O’Donnell has served as our director since February 2015; he had previously served as a director from October 2011 until February 2014. Mr. O’Donnell has extensive experience in the Healthcare industry, merging a solid, traditional corporate background with emerging growth experience. Jeff brings more than 20 years of Board and Chief Executive experience running emerging medical device firms. Businesses under his direct leadership have achieved over $1.5 Billion in value creation from initial public offering of stock or mergers and acquisitions. Currently, Jeff is the President and CEO of Trice Medical. Trice is an emerging growth medical device company developing optical needles used by orthopedic surgeons to diagnose soft tissue damage of joints. In 2008, Jeff started and ran Embrella Cardiovascular, a medical device startup company, which was sold in 2011 to Edwards Lifesciences (NYSE: EW). Prior to Embrella Cardiovascular, Jeff served as President and CEO of PhotoMedex (NASDAQ: PHMD) from 1999 to 2009. Prior to PhotoMedex, Jeff was the President and CEO of Cardiovascular Dynamics. His team took CCVD public on NASDAQ in June of 1996 and purchased Radiance Medical Systems and Endologix (NASDAQ: ELGX). From 1994 to 1995 Jeff held the position of President and CEO of Kensey Nash Corporation (NASDAQ: KNSY).

Additionally, he has held several senior sales and marketing management positions at Boston Scientific Corporation, Guidant Corporation and with Johnson & Johnson’s Orthopedic Division. In 2005, Jeff was named LifeSciences CEO of the Year by Price Waterhouse Coopers. In 2011, Jeff was named the Greater Philadelphia Emerging Entrepreneur Of The Year by Ernst & Young. Jeff is a previous director for Cardiac Science (7 yrs.) and Endologix (12 yrs.); he also serves as Chairman of the Board of Strata Skin Sciences (NASDAQ: SSKN). In 2016 he joined the Accel Board of AdvaMed; he is an observer on the Membership, Ethics, and Technology and Regulatory committees of the AdvaMed Board. Jeff is a graduate of LaSalle University in Philadelphia earning a B.S. in Business Administration. Mr. O’Donnell brings his experience in the healthcare industry and cardiovascular space, along with his experience with emerging growth companies, which will make him a valuable member of our board of directors.

David Weild IV. Mr. Weild has served as a director since May 2015. Mr. Weild is founder, chairman and CEO of Weild & Co., Inc., parent company of the investment banking firm Weild Capital, LLC. Prior to Weild & Co., Mr. Weild was vice chairman of NASDAQ, president of PrudentialSecurities.com and head of corporate finance and equity capital markets at Prudential Securities, Inc. Mr. Weild holds an M.B.A. from the Stern School of Business and a B.A. from Wesleyan University. Mr. Weild is currently on the board of PAVmed. From September 2010 to June 2011, Mr. Weild served on the board of Helium.com, until it was acquired by R.R. Donnelly & Sons Co. Since 2003, Mr. Weild has been chairman of the board of the 9-11 charity Tuesday’s Children. Mr. Weild brings extensive financial, economic, stock exchange, capital markets, and small company expertise to the Company gained throughout his career on Wall Street.

Family Relationships

There are no family relationships among any of our officers or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, there were a number of transactions that were not timely reported.

The following is the number of late reports since the beginning of the fiscal year ended December 31, 2016, under Section 16(a) and the number of transactions reflected therein as not reported on a timely basis during such fiscal year by such executive officers, directors and persons who own more than ten percent of our common stock:

•	Mr. Londoner failed to file 93 Form 4 filings for approximately 292 transactions in shares of our common stock executed on various dates between January 1, 2016 and February 28, 2017.
•	Mr. Zeldis filed one late report with respect to one transaction.
•	Mr. Weild filed one late report with respect to one transaction.
•	Mr. Tanaka filed one late report with respect to one transaction.
•	Mr. Cash filed two late reports, each with respect to one transaction.
•	Mr. Foley filed one late report with respect to one transaction.
•	Ms. Mikolaitis filed one late report with respect to one transaction.
•	Mr. Chaussy filed two late reports, one with respect to one transaction and one with respect to three transactions.

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is currently comprised of Messrs. Weild, Gallagher and O’Donnell, each of whom our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the NASDAQ Stock Market. Mr. Weild is the chairman of our audit committee. In addition, Mr. Weild qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Dr. Zeldis and Messrs. Foley and Tanaka, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market. Dr. Zeldis is the chairman of our nominating and corporate governance committee.

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

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth L. Londoner, Executive Chairman and Director	2016	315,000	-	538,940	(1)	-	-	-	853,940
	2015	368,052	-	56,000	(2)	-	-	-	424,052
Gregory D. Cash, President, Chief Executive Officer and Director	2016	325,000		259,221	(3)	-	-	-	555,413
	2015	385,834		56,000	(2)	-	-	-	441,834
Steven Chaussy, Chief Financial Officer	2016	110,000		386,000	(4)	-	-	-	496,000
	2015	102,500		336,000	(5)	-	-	-	438,500

(1)	Represents (i) a common stock award of 250,000 shares granted May 4, 2016 and (ii) a common stock award of 41,500 shares granted December 8, 2016.
(2)	Represents a common stock award of 25,000 shares granted on February 24, 2015.
(3)
Represents (i) a stock option granted May 18, 2016 for the purchase of 150,000 shares of common stock at $1.84 for ten years, exercisable immediately and (ii) a common stock award of 20,875 shares granted December 8, 2016.

(4)	Represents a common stock award of 200,000 shares granted May 4, 2016.
(5)	Represents a restricted stock award of 150,000 shares granted on February 24, 2015.

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

In accordance with Mr. Cash’s employment agreement, on July 15, 2014, we granted Mr. Cash an incentive stock option to purchase 1,265,769 shares of common stock, made pursuant to an Incentive Stock Option Agreement. The option has an exercise price of $2.21, which was the fair market value of our common stock on the date of grant, and a term that expires ten years from the date of grant. The option will vest as follows (i) 542,473 shares of common stock will vest in eleven equal installments of 45,206 shares of common stock and one final installment of 45,207 shares of common stock on a quarterly basis with the first installment vesting on the effective date of his employment agreement and subsequent installments vesting every three months thereafter; (ii) 180,824 shares of common stock will vest immediately upon completion of a Qualified Financing; (iii) 180,824 shares of common stock will vest upon the listing of our common stock on a recognized U.S. national securities exchange (i.e., NYSE, MKT LLC, The Nasdaq Stock Market LLC or the New York Stock Exchange); (iv) 180,824 shares of common stock will vest upon the 510(k) clearance or any other type of clearance deemed necessary by the FDA of our PURE EP technology platform; and (v) 180,824 shares of common stock will vest upon our achieving a market capitalization of $150,000,000 and maintaining such market capitalization for at least 90 consecutive calendar days.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2016.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Gregory D	632,884	632,885	$2.21	7/24/2024	-	$-	-	$-
Cash	150,000	-	$1.84	5/18/2016	-	$-	-	$-

Kenneth	250,000	-	$2.09	1/16/2020	-	$-	-	$-
Londoner

Steven	30,000	-	$2.09	1/16/2020	-	$-	-	$-
Chaussy	30,000	-	$2.09	6/11/2023	-	$-	-	$-

BioSig Technologies, Inc. 2012 Equity Incentive Plan

On October 19, 2012, our board of directors adopted the 2012 Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. An aggregate of 15,186,123 shares of common stock are reserved for issuance under the 2012 Plan.  As of March 30, 2017, the number of options and restricted stock awards granted under the 2012 Plan are 11,808,485.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2016 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Equity Awards ($)		Total ($)
Donald E. Foley	$-	$27,556	(1)	$27,556
Roy T. Tanaka	$-	$28,390	(2)	$28,390
Jerome Zeldis, M.D. Ph.D.	$-	$56,112	(3)	$56,112
Patrick J Gallagher	$-	$27,556	(1)	$27,556
Jeffrey F O’Donnell, Sr	$-	$56,440	(4)	$56,440
David Weild, IV	$-	$56,112	(3)	$56,112
Total:	$-	$252,166		$252,166

(1)
Represents (i) a stock option granted December 22, 2016 for the purchase of 25,000 shares of common stock, vesting immediately, at an exercise price of $1.36 per share and termination date of December 22, 2026

(2)	Represents (i) a common stock award of 20,875 shares granted on December 8, 2016.
(3)
Represents (i) a stock option granted December 22, 2016 for the purchase of 50,000 shares of common stock, vesting immediately, at an exercise price of $1.36 per share and termination date of December 22, 2026

(4)	Represents (i) a common stock award of 41,500 shares granted on December 8, 2016.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2016, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,245,190	$2.24	3,318,513
Equity compensation plans not approved by security holders	-	-	-
Total	8,245,190	2.24	3,318,513

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2017:

• by each person who is known by us to beneficially own more than 5% of our common stock;
• by each of our named executive officers and directors; and
• by all of our named executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, or has the right to acquire beneficial ownership of that security within 60 days. The information does not necessarily indicate beneficial ownership for any other purpose, including for purposes of Sections 13(d) and 13(g) of the Securities Act. .  With respect to the Series C Preferred Stock and warrants held by the beneficial owners listed below, there exist contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause such beneficial owner, together with its affiliates or members of a “group,” to beneficially own a number of shares of common stock which would exceed from 4.99% to 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table below do not give effect to these limitations.  Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc., 8441 Wayzata Blvd., Suite 240, Minneapolis, Minnesota 55426.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)
5% Owners
Lora Mikolaitis	3,686,224	(3)	15.14%

Officers and Directors
Kenneth L. Londoner	4,339,220	(4)	17.59%

Gregory D. Cash	929,171	(5)	3.72%

Roy T. Tanaka	944,802	(6)	3.78%

Seth H. Z. Fischer	550,944	(7)	2.24%

Patrick J. Gallagher	255,000	(8)	1.05%

Jeffrey F. O’Donnell, Sr.	529,800	(9)	2.17%

Steve Chaussy	683,762	(10)	2.83%

Jerome B. Zeldis, M.D., Ph.D.	654,148	(11)	2.66%

David Weild IV	350,000	(12)	1.43%

Donald E. Foley	475,000	(13)	1.95%

All directors and executive officers as a group (10 persons)	10,098,641		40.98%
* Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 30, 2017, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 24,091,363 shares of common stock outstanding as of March 30, 2017.

(3)
Comprised of (i) 43,750 shares of common stock, (ii) options to purchase 250,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2017, and (iii) 3,392,474 shares of common stock held by Miko Consulting Group, Inc. Lora Mikolaitis has sole voting and dispositive power over the securities held for the account of Miko Consulting Group, Inc.

(4)
Comprised of (i) 424,617 shares of common stock directly held by Mr. Londoner, (ii) 3,334,974 shares of common stock held by Endicott Management Partners, LLC, an entity for which Mr. Londoner is deemed the beneficial owner, (iii) warrants to purchase 329,629 shares of common stock, and (v) options to purchase 250,000 shares of common stock that are currently exercisable.

(5)	Comprised of (i) 55,875 shares of common stock and (ii) options to purchase 873,296 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2017.

(6)	Comprised of (i) 50,875 shares of common stock and (ii) options to purchase 893,927 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2017.

(7)	Comprised of (i) 25,000 shares of common stock and (ii) options to purchase 525,944 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2017.

(8)
Comprised of (i) 45,000 shares of common stock, (ii) options to purchase 200,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2017, and (iii) warrants to purchase 10,000 shares of common stock.

(9)	Comprised of (i) 159,000 shares of common stock and (ii) options to purchase 370,800 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2017.

(10)	Comprised of (i) 623,762 shares of common stock and (ii) options to purchase 60,000 shares of common stock that are currently exercisable.

(11)
Comprised of (i) 137,245 shares of common stock, (ii) options to purchase 400,000 shares of common stock that are currently exercisable, (iii) shares of Series C Preferred Stock that are convertible into approximately 48,334 shares of common stock including dividend shares, and (iv) warrants to purchase 68,569 shares of common stock.

(12)	Comprised of options to purchase 350,000 shares of common stock that is currently exercisable or exercisable within 60 days of March 30, 2017.

(13)
Comprised of (i) 200,000 shares of common stock, (ii) options to purchase 175,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2017 and (iii) warrants to purchase 100,000 shares of common stock.

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

On April 29, 2016, Patrick Gallagher, as part of a private placement transaction of our common stock and warrants, purchased an aggregate of 20,000 shares of common stock and a warrant to purchase 10,000 shares of common stock for an aggregate purchase price of $30,000.

On May 4, 2016, Mr. Chaussy was granted 200,000 shares of common stock at a cost basis of $1.93 per share for his 2015 performance.

On May 4, 2016, Mr. Londoner was granted 250,000 shares of common stock at a cost basis of $1.93 per share for his 2015 performance.

On December 8, 2016, the Company granted an aggregate of 150,000 options to purchase shares of common stock at $1.36 per share to directors for 2016 performance.

On December 8, 2016, the Company granted an aggregate of 124,750 shares of common stock at a cost basis of $1.36 to directors for 2016 performance.

Independent Directors

Our board of directors has determined that each of Roy T. Tanaka, David Weild IV, Patrick J. Gallagher, David E. Foley, Seth H. Z. Fischer, Jerome Zeldis and Jeffrey F. O’Donnell, Sr. is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC.  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2016 and 2015, including review of our interim financial statements were $58,000 and $56,500, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $12,000 and $14,500 for audit related fees during the fiscal years ended December 31, 2016 and 2015, respectively, which related to consent for and review of registration statements filed by the Company with the SEC.

Tax Fees. We incurred fees to our independent registered public accounting firm of $3,500 and $5,000 for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2016 and 2015.

All Other Fees.  We incurred fees to our independent registered public accounting firm of $-0- and $-0- for all other fees during the fiscal years ended December 31, 2016 and 2015, respectively.

For the fiscal year ended December 31, 2014 and the portion of the fiscal year ended December 31, 2015 prior to our formation of the audit committee, the board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.  Our audit committee pre-approves all auditing services and all permitted non-auditing services (including the fees and terms thereof) to be performed by our independent registered public accounting firm, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-auditing services, provided that decisions of such subcommittee to grant pre-approval is presented to the full audit committee at its next scheduled hearing.

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

BIOSIG TECHNOLOGIES, INC.

Date: March 30, 2017	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2017	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ KENNETH L. LONDONER	Executive Chairman, Director	March 30, 2017
Kenneth L. Londoner

/s/ DONALD E. FOLEY	Director	March 30, 2017
Donald E. Foley

/s/ JEROME ZELDIS	Director	March 30, 2017
Jerome Zeldis

/s/ PATRICK J. GALLAGHER	Director	March 30, 2017
Patrick J. Gallagher

/s/ ROY T. TANAKA	Director	March 30, 2017
Roy T. Tanaka

/s/ SETH H. Z. FISCHER	Director	March 30, 2017
Seth H. Z. Fischer

/s/ JEFFREY F. O’DONNELL, SR.	Director	March 30, 2017
Jeffrey F. O’Donnell, Sr.

/s/ DAVID WEILD IV	Director	March 30, 2017
David Weild IV

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
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
3.7
Certificate of Sixth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 25, 2016)

3.8	Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on July 22, 2013)
10.1	BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on July 22, 2013)
10.2	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1 filed on July 22, 2013)
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

10.54	Form of Subscription Agreement (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)
10.55
Unit Purchase Agreement, dated October 28, 2016, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)

10.56
Form of Warrant used in connection with October 28, 2016 private placement (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)

10.57
Registration Rights Agreement, dated October 28, 2016, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)

10.58	Amendment No. 5 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 25, 2016)
23.1	Consent of Liggett & Webb P.A., independent registered public accounting firm.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document