Form 10-K/A
period 2016-12-31
BioSig Technologies, Inc.
filed 2017-04-11
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report of BioSig Technologies, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 30, 2017 (the “Original Filing”).  This Amendment is being filed for the purpose of correcting certain typographical clerical errors.  We have not updated the information contained herein for events occurring subsequent to March 30, 2017, the filing date of the Original Filing.

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

We have audited the accompanying balance sheet of BioSig Technologies. Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed .

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

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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
provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements, including controls related to Section 16 (a) of the Securities Exchange Act of 1934. As disclosed in Section 16 (a), the Company’s Executive Chairman and Director failed to file 125 Form 4 filings for approximately 292 transactions in shares of our common stock executed on various dates between January 1, 2016 and February 28, 2017.

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

BIOSIG TECHNOLOGIES, INC.

Date: April 11, 2017	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: April 11, 2017	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ KENNETH L. LONDONER	Executive Chairman, Director	April 11, 2017
Kenneth L. Londoner

/s/ DONALD E. FOLEY	Director	April 11, 2017
Donald E. Foley

/s/ JEROME ZELDIS	Director	April 11, 2017
Jerome Zeldis

/s/ PATRICK J. GALLAGHER	Director	April 11, 2017
Patrick J. Gallagher

/s/ ROY T. TANAKA	Director	April 11, 2017
Roy T. Tanaka

/s/ SETH H. Z. FISCHER	Director	April 11, 2017
Seth H. Z. Fischer

/s/ JEFFREY F. O’DONNELL, SR.	Director	April 11, 2017
Jeffrey F. O’Donnell, Sr.

/s/ DAVID WEILD IV	Director	April 11, 2017
David Weild IV

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
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