Form 10-Q
period 2017-03-31
BioSig Technologies, Inc.
filed 2017-05-09
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of May 9, 2017, there were 25,186,718 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$1,244,126	$1,055,895
Prepaid expenses	161,777	134,263
Total current assets	1,405,903	1,190,158

Property and equipment, net	22,739	24,188

Other assets:
Deposits	27,612	27,612

Total assets	$1,456,254	$1,241,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $6,837 and $15,755 to related parties as of March 31, 2017 and December 31, 2016, respectively	$582,048	$373,103
Dividends payable	383,636	359,891
Warrant liability	2,302,275	1,937,234
Derivative liability	297,504	288,934
Total current liabilities	3,565,463	2,959,162

Series C Preferred Stock, 1,070 shares issued and outstanding; liquidation preference of $1,070,000 as of March 31, 2017 and December 31, 2016	1,070,000	1,070,000

Stockholders’ deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 200,000,000 shares, 24,405,863 and 22,588,184 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	24,406	22,588
Additional paid in capital	43,898,053	41,019,251
Accumulated deficit	(47,101,668)	(43,829,043)
Total stockholders’ deficit	(3,179,209)	(2,787,204)

Total liabilities and stockholders’ deficit	$1,456,254	$1,241,958

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2017	2016
Operating expenses:
Research and development	$1,338,604	$372,426
General and administrative	1,557,341	1,939,148
Depreciation	3,069	2,908
Total operating expenses	2,899,014	2,314,482

Loss from operations	(2,899,014)	(2,314,482)

Other income (expense):
Loss on change in fair value of derivatives	(373,611)	(268,425)

Loss before income taxes	(3,272,625)	(2,582,907)

Income taxes (benefit)	-	-

Net loss	(3,272,625)	(2,582,907)

Preferred stock dividend	(23,745)	(32,244)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,296,370)	$(2,615,151)

Net loss per common share, basic and diluted	$(0.14)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	23,051,872	17,074,329

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2017

			Additional
	Common stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2016	22,588,184	$22,588	$41,019,251	$(43,829,043)	$(2,787,204)
Sale of common stock	1,322,929	1,323	1,798,369	-	1,799,692
Common stock issued for services	325,000	325	453,424	-	453,749
Fair value of warrant issued to acquire research and development	-	-	543,927	-	543,927
Stock based compensation	169,750	170	106,827	-	106,997
Preferred stock dividend	-	-	(23,745)	-	(23,745)
Net loss	-	-	-	(3,272,625)	(3,272,625)
Balance, March 31, 2017 (unaudited)	24,405,863	$24,406	$43,898,053	$47,101,668)	$(3,179,209)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,272,625)	$(2,582,907)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,069	2,908
Change in derivative liabilities	373,611	268,425
Equity based compensation	560,746	1,119,319
Fair value of issued warrant to acquire research and development	543,927	-
Changes in operating assets and liabilities:
Prepaid expenses	(27,514)	20,017
Accounts payable	209,466	4,314
Deferred rent payable	(521)	303
Net cash used in operating activities	(1,609,841)	(1,167,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,620)	-
Net cash used in investing activity	(1,620)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,799,692	352,000
Net cash provided by financing activities	1,799,692	352,000

Net increase (decrease) in cash and cash equivalents	188,231	(815,621)

Cash and cash equivalents, beginning of the period	1,055,895	953,234
Cash and cash equivalents, end of the period	$1,244,126	$137,613

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$-	$80,248
Reclassify fair value of derivative liability to equity	$-	$11,938

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
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

The condensed balance sheet as of December 31, 2016 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 30, 2017.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2017, the Company had cash of $1,244,126 and working capital deficit (current liabilities in excess of current assets) of $2,159,560 principally due to the inclusion of non-cash derivative and warrant liabilities recorded in current liabilities. In addition, the Company raised approximately $1,800,000 in three months ended March 31, 2017 through the sale of common stock and warrants and approximately $865,000 subsequent to March 31, 2017 (See Note 12). As of March 31, 2017, excluding the derivative and warrant liabilities, the Company’s working capital would have been $440,219. During the three months ended March 31, 2017, the Company used net cash in operating activities of $1,609,841.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 4 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at March 31, 2017 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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
MARCH 31, 2017
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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At March 31, 2017 and December 31, 2016, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,338,604 and $372,426 for the three months ended March 31, 2017 and 2016, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
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

The computation of basic and diluted loss per share as of March 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	March 31, 2017	March 31, 2016
Series C convertible preferred stock	713,333	930,667
Options to purchase common stock	8,245,190	7,780,190
Warrants to purchase common stock	10,419,655	7,221,685
Totals	19,378,178	15,932,542

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

As of March 31, 2017, the Company had 8,245,190 options outstanding to purchase shares of common stock, of which 7,200,928 were vested.

As of December 31, 2016, the Company had 8,245,190 options outstanding to purchase shares of common stock, of which 7,028,639 were vested.

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
MARCH 31, 2017
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

Beginning on October 28, 2016, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on March 31, 2017. The Company has estimated the liability under the registration rights agreement at $-0- as of March 31, 2017.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as disclosed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and December 31, 2016 is summarized as follows:

	March 31, 2017	December 31, 2016
Computer equipment	$86,324	$84,704
Furniture and fixtures	10,117	10,117
Subtotal	96,441	94,821
Less accumulated depreciation	(73,702)	(70,633)
Property and equipment, net	$22,739	$24,188

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $3,069 and $2,908 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
Accrued accounting and legal	$142,810	$120,464
Accrued reimbursements	9,885	43,116
Accrued consulting	18,266	1,192
Accrued research and development expenses	392,601	181,884
Accrued office and other	2,762	10,202
Deferred rent	2,391	2,912
Accrued settlement related to arbitration	13,333	13,333
	$582,048	$373,103

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
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
MARCH 31, 2017
(unaudited)

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

Series C Preferred Stock issued and outstanding totaled 1,070 as of March 31, 2017 and December 31, 2016.  As of March 31, 2017 and December 31, 2016, the Company has accrued $383,636 and $359,891 dividends payable on the Series C Preferred Stock.

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
MARCH 31, 2017
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

The Company filed a registration statement on July 22, 2013, which was originally declared effective on June 23, 2014 and has subsequently filed required registration statements to maintain effectiveness.

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

At March 31, 2017, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $297,504 and $2,302,275, respectively. The Company recorded a loss from change in fair value of derivatives of $373,611 and $268,425 for three months ended March 31, 2017 and 2016, respectively. The fair values of the embedded derivatives as of March 31, 2017 were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 0.11 to 3.11 years, a risk free interest rate of 0.59% to 1.47%, a dividend yield of 0%, and volatility of 165%

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2017 and December 31, 2016 and 2015, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock. As of March 31, 2017 and December 31, 2016, there were 0, 0, and 1,070 outstanding shares of Series A, Series B and Series C preferred stock, respectively.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2017 and December 31, 2016, the Company had 24,405,863 and 22,588,184 shares issued and outstanding, respectively.

During the three months ended March 31, 2017, the Company issued an aggregate of 325,000 shares of its common stock for services totaling $453,749 ($1.40 per share).

During the three months ended March 31, 2017, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 1,310,071 shares of common stock and 655,037 warrants for aggregate proceeds of $1,799,692, net of $165,415 in expenses.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

On February 10, 2017, the Company issued an aggregate of 12,858 shares of its common stock to 2016 investors to re-price the investment to $1.50 per share.

During the three months ended March 31, 2017, the Company issued an aggregate of 45,000 shares of common stock as vested previously issued restricted stock units

During the three months ended March 31, 2017, the Company issued an aggregate of 124,750 shares of its common stock previously accrued as board of director compensation in 2016 ($1.35 per share).

Beginning on October 28, 2016, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.

The registration rights agreements require the Company to file a registration statement within 45 calendar days of the final closing under the Private Placement and to be effective 120 calendar days thereafter.  The final closing under the Private Placement occurred on March 31, 2017.  The Company has estimated the liability under the registration rights agreement at $-0- as of March 31, 2017.

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

The following table presents information related to stock options at March 31, 2017:

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	2,294,642	6.5	1,838,059
2.01-3.00	5,650,548	5.1	5,062,869
3.01-4.00	300,000	8.0	300,000
	8,245,190	5.6	7,200,928

A summary of the stock option activity and related information for the 2012 Plan for the three months ended March 31, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	8,245,190	$2.24	5.8	$-
Grants	-		0	$-
Exercised	-
Canceled	-
Outstanding at March 31, 2017	8,245,190	$2.24	5.6	$-
Exercisable at March 31, 2017	7,200,928	$2.28	5.4	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.45 as of March 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2017 and 2016 was estimated using the Black-Scholes pricing model.

The fair value of all options vesting during the three months ended March 31, 2017 and 2016 of $42,984 and $697,649, respectively, was charged to current period operations.  Unrecognized compensation expense of $243,528 and $310,817 at March 31, 2017 and December 31, 2016, respectively, will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

Restricted Stock

The following table summarizes the restricted stock activity for the two years ended December 31, 2016:

Total restricted shares issued as of December 31, 2016	135,000
Granted	-
Vested	(45,000)
Vested restricted shares as of March 31, 2017	-
Unvested restricted shares as of March 31, 2017	90,000

Stock based compensation expense related to restricted stock grants was $64,013 and $50,084 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the stock-based compensation relating to restricted stock of $31,049 remains unamortized and is expected to be amortized over the remaining period of approximately 5 months.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2017:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	6,298,009	February 2018 to March 2020
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	10,419,655

On February 9, 2017, the Company exchanged 38,572 warrants with an exercise price of $2.10 with 45,001 warrants with an exercise price of $1.50, all other terms and conditions the same, to 2016 investors to adjust offered terms in connection with the Company’s equity raise with other investors.

On February 10, 2017, the Company issued an aggregate of 300,628 warrants to purchase the Company’s common stock at $1.50 per share, expiring on February 10, 2020, in connection with the sale of the Company’s common stock.

On March 10, 2017, the Company issued an aggregate of 197,159 warrants to purchase the Company’s common stock at $1.50 per share, expiring on March 10, 2020, in connection with the sale of the Company’s common stock.

On March 15, 2017, the Company issued 630,000 warrants to purchase the Company’s common stock at $1.50 per share, expiring on March 15, 2020, to Mayo Foundation in connection with a know-how licensing agreement (See Note 10). The fair value of the of the issued warrants of $543,927, determined using the Black-Scholes option model with an estimated volatility of 105.22%, risk free rate of 1.599%, dividend yield of -0- and fair value of the Company’s common stock of $1.37, was charged to current period operations as acquired research and development.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

On March 31, 2017, the Company issued an aggregate of 157,250 warrants to purchase the Company’s common stock at $1.50 per share, expiring on March 31, 2020, in connection with the sale of the Company’s common stock.

Stock based compensation related to warrants issued for services was $-0- and $36,405 for the three months ended March 31, 2017 and 2016, respectively.

A summary of the warrant activity for the three months ended March 31, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	9,128,189	$1.96	2.1	$494,099
Grants	1,330,038	$1.50	3.0	-
Exercised	-
Canceled	(38,572)	$2.10	2.4	-
Outstanding at March 31, 2017	10,419,655	$1.96	2.1	$494,099

Vested and expected to vest at March 31, 2017	10,419,655	$1.90	2.0	$555,431
Exercisable at March 31, 2017	10,419,655	$1.90	2.0	$555,431

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.45 as of March 31, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On March 15, 2017, the Company entered into a know-how license agreement with Mayo Foundation for Medical Education and Research whereby the Company was granted an exclusive license, with the right to sublicense, certain know how and patent applications in the field of signal processing, physiologic recording, electrophysiology recording, electrophysiology software and autonomics to develop, make and offer for sale.  The agreement expires in ten years from the effective date.

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined.

In consideration, the Company issued 630,000 warrants to acquire the Company’s common stock at an exercise price of $1.50, expiring on March 15, 2020.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

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

As of March 31, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of March 31, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of March 31, 2017, in the amount of $297,504 and $2,302,275, respectively, has a level 3 classification.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2017
(unaudited)

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of March 31, 2017:

	Warrant Liability	Derivative
Balance, December 31, 2016	1,937,234	288,934
Mark to market to March 31, 2017	365,041	8,570
Balance, March 31, 2017	$2,302,275	$297,504
Loss on change in warrant and derivative liabilities for the three months ended March 31, 2017	$(365,041)	$(8,570)

Fluctuations in the Company’s stock price are a primary driver for the changes in the derivative valuations during each reporting period. As the stock price increases for each of the related derivative instruments, the value to the holder of the instrument generally increases, therefore increases the liability on the Company’s balance sheet. Additionally, stock price volatility is one of the significant unobservable inputs used in the fair value measurement of each of the Company’s derivative instruments.

NOTE 12 – SUBSEQUENT EVENTS

On April 2017, the Company entered into securities purchase agreements with investors, pursuant to which the Company received from subscriptions for the purchase of 576,599 shares of the Company’s common stock and warrants to purchase 288,300 shares of our common stock at $1.50, expiring three years from issuance, for aggregate net cash proceeds of $864,819. In addition, the Company issued 186,957 warrants to purchase the Company’s common stock at $1.50, expiring January 13, 2020 for prior placement agent services.

In April 2017, the Company issued an aggregate of 200,000 shares of its common stock for services totaling $290,000 ($1.45 per share).

In April 2017, the Company issued 15,000 shares of its common stock in payment of vested restricted share units.

In April 2017, the Company received and canceled 10,744 shares of its common stock as payment for short-swing profit pursuant to Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended from an officer and member of the Company’s Board of Directors.

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

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2017 and 2016.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2017 were $1,338,604, an increase of $966,178, or 259%, from $372,426 for the three months ended March 31, 2016. This increase is primarily due additional personnel, outside design costs and current year acquired research and development as we develop our proprietary technology platform. Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2017	March 31, 2016
Salaries and equity compensation	$260,722	$230,555
Consulting expenses	91,545	86,100
Clinical studies and design work	396,301	5,938
Acquired research and development	543,927
Travel, supplies, other	46,109	49,833
Total	$1,338,604	$372,426

On March 15, 2017, we entered into a know-how license agreement with Mayo Foundation for Medical Education and Research whereby we were granted an exclusive license, with the right to sublicense, certain know how and patent applications in the field of signal processing, physiologic recording, electrophysiology recording, electrophysiology software and autonomics to develop, make and offer for sale.  The agreement expires in ten years from the effective date.  As such, we are obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined.

In consideration, we issued 630,000 warrants to acquire the Company’s common stock at an exercise price of $1.50, expiring on March 15, 2020.  The estimated fair value of $543,927 was charged to operations as acquired research and development.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2017 were $1,557,341, a decrease of $381,807, or 19.7%, from $1,939,148 incurred in the three months ended March 31, 2016. This decrease is primarily due to a decrease in stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year and less service provider fees paid.

Payroll related expenses decreased to $279,580 in the current period from $295,702 for the three months ended March 31, 2016, a decrease of $16,122.  The decrease was due to bonuses paid in 2016.   We incurred $547,642 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2017 as compared to $1,119,319 in stock based compensation for the same period in 2016.

Professional services for the three months ended March 31, 2017 totaled $82,551, an increase of $2,645, or 3.3%, over the $79,906 recognized for the three months ended March 31, 2016. Of professional services, legal fees totaled $42,551 for the three months ended March 31, 2017, an increase of $4,145, or 10.8%, from $38,406 incurred for the three months ended March 31, 2016.  Accounting fees incurred in the three months ended March 31, 2017 amounted to $40,000, a decrease of $1,500, or 3.6%, from $41,500 incurred in same period last year.  The increase in legal fees was primarily due to review and assistance in know how agreements entered into in 2017.

Consulting, public and investor relations fees for the three months ended March 31, 2017 were $493,666 as compared to $294,389 incurred for the three months ended March 31, 2016. The increase in consulting and investor relations fees during the three months ended March 31, 2017 relate to our continued efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the three months ended March 31, 2017 were $64,260, a decrease of $6,630, or 9.4%, from $70,890 incurred in the three months ended March 31, 2016. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended March 31, 2017 totaled $31,650, a decrease of $52 or 0.2%, from $31,702 incurred in three months ended March 31, 2016.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2017 totaled $3,069 an increase of $161, or 5.5%, over the expense of $2,908 incurred in the three months ended March 31, 2016, as a result of the replacement of aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended March 31, 2017, we incurred a loss on change in fair values of these derivatives of $373,611 as compared to a loss of $268,425 for the same period during the prior year.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2017 totaled $23,745, a decrease of $8,499, or 26.4% from $32,244 incurred during the three months ended March 31, 2016. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2017 as compared to 2016 is the result of conversions of the Series C Preferred Stock.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended March 31, 2017 was $3,296,370 compared to a net loss of $2,615,151 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

As of March 31, 2017, we had a working capital deficit (current liabilities in excess of current assets) of $2,159,560, comprised of cash of $1,244,126 and prepaid expenses of $161,777, which was offset by $582,048 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $383,636 and an aggregate of $2,599,779 of warrant and derivative liabilities. Excluding the warrant and derivative liabilities, the Company’s working capital would have been $440,219.  For the three months ended March 31, 2017, we used $1,609,841 of cash in operating activities and $1,620 of cash in investing activities. Cash provided by financing activities totaled $1,799,692, comprised of proceeds from the sale of our common stock. In the comparable period in 2016, our aggregate cash provided by financing activities totaled $352,000 comprised proceeds from the sale of our common stock. At March 31, 2017, we had cash of $1,244,126 compared to $1,055,895 at December 31, 2016. Our cash is held in bank deposit accounts. At March 31, 2017 and December 31, 2016, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2017 and 2016 was $1,609,841 and $1,167,621, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from additional in operating costs and general and administrative expenses net with an increase of our outstanding accounts payable by $209,466.

We used $1,620 cash for investing activities for the three months ended March 31, 2017, compared to $-0- for the three months ended March 31, 2016.  During the three months ended March 31, 2017, we purchased computer equipment of $1,620.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at March 31, 2017 and December 31, 2016 was $-0-.

At March 31, 2017 and December 31, 2016, the Company had reimbursable travel and other related expenses due related parties of $6,837 and $15,755, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2017 and December 31, 2016, we did not have any derivative instruments that were designated as hedges.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 10, 2017, we consummated one closing under the Unit Purchase Agreement, dated October 28, 2016, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 601,254 shares of our common stock and 300,628 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring February 10, 2020, in exchange for aggregate consideration of $811,121, net of $90,760 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On March 10, 2017, we consummated one closing under the Unit Purchase Agreement, dated October 28, 2016, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 394,317 shares of our common stock and 197,159 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring March 10, 2020, in exchange for aggregate consideration of $547,642, net of $43,834 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On March 31, 2017, we consummated one closing under the Unit Purchase Agreement, dated October 28, 2016, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 314,500 shares of our common stock and 157,250 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring March 31, 2020, in exchange for aggregate consideration of $440,929, net of $30,821in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

BIOSIG TECHNOLOGIES, INC.

Date: May 9, 2017	By:	/s/ GREGORY D. CASH
Gregory D. Cash
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2017	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)