Form 10-Q
period 2017-06-30
BioSig Technologies, Inc.
filed 2017-08-10
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, 2017, there were 25,929,411 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$880,659	$1,055,895
Prepaid expenses	175,022	134,263
Total current assets	1,055,681	1,190,158

Property and equipment, net	16,532	24,188

Other assets:
Deposits	27,612	27,612

Total assets	$1,099,825	$1,241,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $10,990 and $15,755 to related parties as of June 30, 2017 and December 31, 2016, respectively	$1,242,173	$373,103
Dividends payable	382,510	359,891
Warrant liability	2,364,968	1,937,234
Derivative liability	279,379	288,934
Total current liabilities	4,269,030	2,959,162

Series C Preferred Stock, 1,005 and 1,070 shares issued and outstanding; liquidation preference of $1,005,000 and $1,070,000 as of June 30, 2017 and December 31, 2016, respectively	1,005,000	1,070,000

Stockholders’ deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 200,000,000 shares, 25,627,565 and 22,588,184 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	25,628	22,588
Additional paid in capital	45,740,427	41,019,251
Common stock subscription	239,970	-
Accumulated deficit	(50,180,230)	(43,829,043)
Total stockholders’ deficit	(4,174,205)	(2,787,204)

Total liabilities and stockholders’ deficit	$1,099,825	$1,241,958

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,339,039	$1,153,043	$2,677,643	$1,579,157
General and administrative	1,676,336	4,380,540	3,233,677	6,266,000
Depreciation	2,997	2,333	6,066	5,241
Total operating expenses	3,018,372	5,535,916	5,917,386	7,850,398

Loss from operations	(3,018,372)	(5,535,916)	(5,917,386)	(7,850,398)

Other income (expense):
Loss on change in fair value of derivatives	(60,244)	(556,433)	(433,855)	(824,858)
Interest income	54	1	54	1

Loss before income taxes	(3,078,562)	(6,092,348)	(6,351,187)	(8,675,255)

Income taxes (benefit)	-	-	-	-

Net loss	(3,078,562)	(6,092,348)	(6,351,187)	(8,675,255)

Preferred stock dividend	(22,863)	(28,497)	(46,608)	(60,741)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,101,425)	$(6,120,845)	$(6,397,795)	$(8,735,996)

Net loss per common share, basic and diluted	$(0.12)	$(0.32)	$(0.27)	$(0.49)

Weighted average number of common shares outstanding, basic and diluted	25,131,486	18,875,819	24,097,424	17,971,228

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
SIX MONTHS ENDED JUNE 30, 2017

			Additional
	Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2016	22,588,184	$22,588	$41,019,251	$-	$(43,829,043)	$(2,787,204)
Sale of common stock	2,149,529	2,150	3,037,222	-	-	3,039,372
Common stock issued for services	625,000	625	894,124	-	-	894,749
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	43,335	43	64,957	-	-	65,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.37 per share	17,511	18	23,973	-	-	23,991
Common stock received and canceled in connection with short term swing profit reimbursement	(10,744)	(11)	11	-	-	-
Common stock subscription received	-	-	-	239,970	-	239,970
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	15,676	-	-	15,676
Fair value of warrant issued to acquire research and development	-	-	543,927	-	-	543,927
Stock based compensation	214,750	215	187,894	-	-	188,109
Preferred stock dividend	-	-	(46,608)	-	-	(46,608)
Net loss	-	-	-	-	(6,351,187)	(6,351,187)
Balance, June 30, 2017 (unaudited)	25,627,565	$25,628	$45,740,427	$239,970	$(50,180,230)	$(4,174,205)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,351,187)	$(8,675,255)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	6,066	5,241
Equipment distribution as officer compensation	3,210	-
Change in derivative liabilities	433,855	824,858
Equity based compensation	1,082,858	5,141,770
Fair value of issued warrant to acquire research and development	543,927	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,759)	(110,235)
Accounts payable	870,186	46,963
Deferred rent payable	(1,114)	533
Net cash used in operating activities	(3,452,958)	(2,766,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,620)	(5,555)
Net cash used in investing activity	(1,620)	(5,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,039,372	2,523,787
Proceeds from common stock subscription	239,970	-
Net cash provided by financing activities	3,279,342	2,523,787

Net decrease in cash and cash equivalents	(175,236)	(247,893)

Cash and cash equivalents, beginning of the period	1,055,895	953,234
Cash and cash equivalents, end of the period	$880,659	$705,341

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$88,991	$465,355
Reclassify fair value of derivative liability to equity	$15,676	$97,897

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
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

Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 30, 2017.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2017, the Company had cash of $880,659 and working capital deficit (current liabilities in excess of current assets) of $3,213,349 principally due to the inclusion of non-cash derivative and warrant liabilities recorded in current liabilities. In addition, the Company raised approximately $3,000,000 in six months ended June 30, 2017 through the sale of common stock and warrants and approximately $507,000 subsequent to June 30, 2017 (See Note 12). As of June 30, 2017, excluding the derivative and warrant liabilities, the Company’s working capital deficit would have been $569,002. During the six months ended June 30, 2017, the Company used net cash in operating activities of $3,452,958.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 4 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at June 30, 2017 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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
JUNE 30, 2017
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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At June 30, 2017 and December 31, 2016, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,339,039 and $2,677,643 for the three and six months ended June 30, 2017; and $1,153,043 and $1,579,157 for the three and six months ended June 30, 2016, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
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

The computation of basic and diluted loss per share as of June 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	June 30, 2017	June 30, 2016
Series C convertible preferred stock	670,000	726,667
Options to purchase common stock	8,245,190	8,450,190
Warrants to purchase common stock	11,019,913	8,145,722
Totals	19,935,103	17,322,579

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

As of June 30, 2017, the Company had 8,245,190 options outstanding to purchase shares of common stock, of which 7,273,218 were vested.

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
JUNE 30, 2017
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

Beginning on October 28, 2016, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on March 31, 2017. On June 8, 2017, the Company filed the required registration statement, as of this filing, it has yet to be declared effective. The Company has estimated the liability under the registration rights agreement at $-0- as of June 30, 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2017 and December 31, 2016 is summarized as follows:

	June 30, 2017	December 31, 2016
Computer equipment	$82,101	$84,704
Furniture and fixtures	10,117	10,117
Subtotal	92,217	94,821
Less accumulated depreciation	(75,685)	(70,633)
Property and equipment, net	$16,532	$24,188

During the six months ended June 30, 2017, the Company distributed equipment with a book value of $3,210 to a prior employee in connection with a settlement agreement.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,997 and $6,066 for the three and six months ended June 30, 2017, respectively; and $2,333 and $5,241 for the three and six months ended June 30, 2016, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
Accrued accounting and legal	$180,497	$120,464
Accrued reimbursements	10,990	43,116
Accrued consulting	43,702	1,192
Accrued research and development expenses	950,982	181,884
Accrued payroll	40,625	-
Accrued office and other	246	10,202
Deferred rent	1,798	2,912
Accrued settlement related to arbitration	13,333	13,333
	$1,242,173	$373,103

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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
JUNE 30, 2017
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
JUNE 30, 2017
(unaudited)

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

In June 2017, the Company issued an aggregate of 60,846 shares of its common stock in exchange for 65 shares of the Company’s Series C Preferred Stock and accrued dividends.

Series C Preferred Stock issued and outstanding totaled 1,005 and 1,070 as of June 30, 2017 and December 31, 2016, respectively.  As of June 30, 2017 and December 31, 2016, the Company has accrued $382,510 and $359,891 dividends payable on the Series C Preferred Stock.

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
JUNE 30, 2017
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

At June 30, 2017, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $279,379 and $2,364,968, respectively. The Company recorded a loss from change in fair value of derivatives of $60,244 and $433,855 for the three and six months ended June 30, 2017, respectively, and $556,433 and $824,858 for the three and six months ended June 30, 2016, respectively. The fair values of the embedded derivatives as of June 30, 2017 were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 0.50 to 2.86 years, a risk free interest rate of 0.74% to 0.85%, a dividend yield of 0%, and volatility of 161%.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2017 and December 31, 2016, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock. As of June 30, 2017 and December 31, 2016, there were 0 and 0 Series A and Series B preferred stock outstanding and 1,005 and 1,070 outstanding shares of Series C preferred stock, respectively.

In June 2017, the Company issued 60,846 shares of its common stock in exchange for 65 shares of the Company’s Series C Preferred Stock and accrued dividends.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2017 and December 31, 2016, the Company had 25,627,565 and 22,588,184 shares issued and outstanding, respectively.

During the six months ended June 30, 2017, the Company issued an aggregate of 625,000 shares of its common stock for services totaling $894,749 ($1.43 per share).

During the six months ended June 30, 2017, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,149,529 shares of common stock and 1,068,338 warrants for aggregate proceeds of $3,039,372, net of $184,922 in expenses.

During the six months ended June 30, 2017, the Company issued an aggregate of 90,000 and 124,750 shares of its common stock for vested restricted stock units and stock based compensation previously accrued in 2016.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

The following table presents information related to stock options at June 30, 2017:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	2,294,642	5.7	1,865,142
2.01-3.00	5,650,548	3.3	5,108,076
3.01-4.00	300,000	7.8	300,000
	8,245,190	4.1	7,273,218

A summary of the stock option activity and related information for the 2012 Plan for the six months ended June 30, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	8,245,190	$2.24	5.8	$-
Grants	-		0	$-
Exercised	-
Canceled	-
Outstanding at June 30, 2017	8,245,190	$2.24	4.1	$26,200
Exercisable at June 30, 2017	7,273,218	$2.27	2.3	$22,350

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.47 as of June 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2017 and 2016 was estimated using the Black-Scholes pricing model.

The fair value of all options vesting during the three and six months ended June 30, 2017 of $54,243 and $97,227, respectively and during the three and six months ended June 30, 2016 of $1,597,152 and $2,294,801, respectively, was charged to current period operations.  Unrecognized compensation expense of $189,284 and $310,817 at June 30, 2017 and December 31, 2016, respectively, will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

Restricted Stock

The following table summarizes the restricted stock activity for the two years ended December 31, 2016:

Total restricted shares issued as of December 31, 2016	135,000
Granted	-
Vested	(90,000)
Vested restricted shares as of June 30, 2017	-
Unvested restricted shares as of June 30, 2017	45,000

Stock based compensation expense related to restricted stock grants was $26,869 and $90,882 for the three and six months ended June 30, 2017; $3,302 and $53,386 for the three and six months ended June 30, 2016.  As of June 30, 2017, the stock-based compensation relating to restricted stock of $5,680 remains unamortized.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2017:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	6,898,267	February 2018 to June2020
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	11,019,913

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
JUNE 30, 2017
(unaudited)

On March 31, 2017, the Company issued an aggregate of 157,250 warrants to purchase the Company’s common stock at $1.50 per share, expiring on March 31, 2020, in connection with the sale of the Company’s common stock.

On April 6, 2017, the Company issued an aggregate of 288,300 warrants to purchase the Company’s common stock at $1.50 per share, expiring on April 6, 2020, in connection with the sale of the Company’s common stock.

On May 5, 2017, the Company issued an aggregate of 6,667 warrants to purchase the Company’s common stock at $1.50 per share, expiring on May 5, 2020, in connection with the sale of the Company’s common stock.

On May 17, 2017, the Company issued an aggregate of 186,957 warrants to purchase the Company’s common stock at $1.50 per share, expiring on May 17, 2020, for placement agent services in connection with the sale of the Company’s common stock.

On June 20, 2017, the Company issued 10,000 warrants to purchase the Company’s common stock at $1.50 per share, expiring on June 20, 2020, in connection with the sale of the Company’s common stock.

On June 30, 2017, the Company issued an aggregate of 108,334 warrants to purchase the Company’s common stock at $1.50 per share, expiring on June 20, 2020, in connection with the sale of the Company’s common stock.

Stock based compensation related to warrants issued for services was $0 for the three and six months ended June 30, 2017 and $19,883 and $56,288 for the three and six months ended June 30, 2016, respectively.

A summary of the warrant activity for the six months ended June 30, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	9,128,189	$1.96	2.1	$494,099
Grants	1,930,296	$1.50	3.0	-
Exercised	-
Canceled	(38,572)	$2.10	2.4	-
Outstanding at June 30, 2017	11,019,913	$1.87	1.8	$563,097

Vested and expected to vest at June 30, 2017	11,019,913	$1.87	1.8	$563,097
Exercisable at June 30, 2017	11,019,913	$1.87	1.8	$563,097

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.47 as of June 30, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

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

As of June 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2017
(unaudited)

As of June 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of June 30, 2017, in the amount of $279,379 and $2,364,968, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of June 30, 2017:

	Warrant Liability	Derivative
Balance, December 31, 2016	$1,937,234	$288,934
Total (gains) losses
Transfers out due to conversion of Series C Preferred Stock	-	(15,676)
Mark to market to June 30, 2017	427,734	6,121
Balance, June 30, 2017	$2,364,968	$279,379
Loss on change in warrant and derivative liabilities for the six months ended June 30, 2017	$(427,734)	$(6,121)

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

NOTE 12 – SUBSEQUENT EVENTS

On July 11, 2017 the Company issued 19,844 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

On July 13, 2017, the Company issued an aggregate of 160,000 shares of its common stock and warrants to purchase 80,000 shares of our common stock at $1.50, expiring three years from issuance for common stock subscriptions previously received.

On July 13, 2017, the Company entered into securities purchase agreements with investors, pursuant to which the Company received from subscriptions for the purchase of 107,002 shares of the Company’s common stock and warrants to purchase 53,500 shares of our common stock at $1.50, expiring three years from issuance, for aggregate net cash proceeds of $160,425. The shares of common stock were issued on July 13, 2017.

In July 21, 2017, the Company issued 15,000 shares of its common stock in payment of vested restricted share units.

On August 1, 2017, the Company entered into securities purchase agreements with investors, pursuant to which the Company received from subscriptions for the purchase of 230,944 shares of the Company’s common stock and warrants to purchase 115,472 shares of our common stock at $1.50, expiring three years from issuance, for aggregate net cash proceeds of $346,227.

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

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2017 and 2016.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2017 were $1,339,039, an increase of $185,996, or 16%, from $1,153,043 for the three months ended June 30, 2016. This increase is primarily due additional personnel, outside design costs and current year acquired research and development as we develop our proprietary technology platform. Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2017	June 30, 2016
Salaries and equity compensation	$291,320	$944,978
Consulting expenses	157,140	78,264
Clinical studies and design work	845,294	53,074
Acquired research and development	-
Travel, supplies, other	45,285	76,727
Total	$1,339,039	$1,153,043

Stock based compensation for research and development personnel was $8,020 and $53,688 for the three months ended June 30, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2017 were $1,676,336, a decrease of $2,704,204, or 61.7%, from $4,380,540 incurred in the three months ended June 30, 2016. This decrease is primarily due to a decrease in stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year and less service provider fees paid.

Payroll related expenses increased to $465,012 in the current period from $307,018 for the three months ended June 30, 2016, an increase of $157,994.  The increase was due to bonuses paid in 2017 in second quarter of 2017.   We incurred $514,093 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2017 as compared to $3,337,055 in stock based compensation for the same period in 2016.

Professional services for the three months ended June 30, 2017 totaled $147,799, an increase of $15,888, or 12.0%, over the $131,911 recognized for the three months ended June 30, 2016. Of professional services, legal fees totaled $133,049 for the three months ended June 30, 2017, an increase of $14,498, or 12.2%, from $118,911 incurred for the six months ended June 30, 2016.  Accounting fees incurred in the three months ended June 30, 2017 amounted to $14,750, an increase of $1,750, or 13.5%, from $13,000 incurred in same period last year.  The increase in legal fees was primarily due registration statements filed in 2017.

Consulting, public and investor relations fees for the three months ended June 30, 2017 were $364,144 as compared to $451,478 incurred for the three months ended June 30, 2016. The decrease in consulting and investor relations fees during the three months ended June 30, 2017 relate to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended June 30, 2017 were $100,640, an increase of $24,252, or 31.7%, from $76,388 incurred in the three months ended June 30, 2016. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended June 30, 2017 totaled $31,759, a decrease of $574 or 1.8%, from $32,333 incurred in three months ended June 30, 2016.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2017 totaled $2,997 an increase of $664, or 28.5%, over the expense of $2,333 incurred in the three months ended June 30, 2016, as a result of the replacement of aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended June 30, 2017, we incurred a loss on change in fair values of these derivatives of $60,244 as compared to a loss of $556,433 for the same period during the prior year.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2017 totaled $22,863, a decrease of $5,634, or 19.8% from $28,497 incurred during the three months ended June 30, 2016. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2017 as compared to 2016 is the result of conversions of the Series C Preferred Stock.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended June 30, 2017 was $3,101,425 compared to a net loss of $6,120,845 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2017 and 2016.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2017 were $2,677,643, an increase of $1,098,486, or 70%, from $1,579,157 for the six months ended June 30, 2016. This increase is primarily due additional personnel, outside design costs and current year acquired research and development as we develop our proprietary technology platform. Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2017	June 30, 2016
Salaries and equity compensation	$552,042	$1,229,221
Consulting expenses	248,685	164,364
Clinical studies and design work	1,241,595	59,012
Acquired research and development	543,927	-
Travel, supplies, other	91,394	126,560
Total	$2,677,643	$1,579,157

Stock based compensation for research and development personnel was $21,124 and $735,782 for the six months ended June 30, 2017 and 2016, respectively.

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

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2017 were $3,233,677, a decrease of $3,032,323, or 48.4%, from $6,266,000 incurred in the six months ended June 30, 2016. This decrease is primarily due to a decrease in stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year and less service provider fees paid.

Payroll related expenses increased to $744,592 in the current period from $602,720 for the six months ended June 30, 2016, an increase of $141,872.  The increase was due to added personnel and bonuses paid in 2017.   We incurred $1,061,735 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2017 as compared to $4,400,789 in stock based compensation for the same period in 2016.

Professional services for the six months ended June 30, 2017 totaled $230,350, an increase of $18,533, or 8.7%, over the $211,817 recognized for the six months ended June 30, 2016. Of professional services, legal fees totaled $175,600 for the six months ended June 30, 2017, an increase of $18,283, or 11.6%, from $157,317 incurred for the six months ended June 30, 2016.  Accounting fees incurred in the six months ended June 30, 2017 amounted to $54,750, an increase of $250, or 0.5%, from $54,500 incurred in same period last year.  The increase in legal fees was primarily due to filing of registration statements in 2017 relating to our equity private placements and assistance with our know how agreements entered into in 2017.

Consulting, public and investor relations fees for the six months ended June 30, 2017 were $857,810 as compared to $745,867 incurred for the six months ended June 30, 2016. The increase in consulting and investor relations fees during the six months ended June 30, 2017 relate to our continued efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the six months ended June 30, 2017 were $164,900, an increase of $17,622, or 12.0%, from $147,278 incurred in the six months ended June 30, 2016. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the six months ended June 30, 2017 totaled $63,409, a decrease of $626 or 1.0%, from $64,035 incurred in six months ended June 30, 2016.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2017 totaled $6,066, an increase of $825, or 15.7%, over the expense of $5,241 incurred in the six months ended June 30, 2016, as a result of the replacement of aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the six months ended June 30, 2017, we incurred a loss on change in fair values of these derivatives of $433,855 as compared to a loss of $824,858 for the same period during the prior year.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2017 totaled $46,608, a decrease of $14,133, or 23.3% from $60,741 incurred during the six months ended June 30, 2016. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2017 as compared to 2016 is the result of conversions of the Series C Preferred Stock.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the six months ended June 30, 2017 was $6,397,795 compared to a net loss of $8,735,996 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Six Months Ended June 30, 2017 Compared to six Months Ended June 30, 2016

As of June 30, 2017, we had a working capital deficit (current liabilities in excess of current assets) of $3,213,349, comprised of cash of $880,659 and prepaid expenses of $175,022, which was offset by $1,242,173 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $382,510 and an aggregate of $2,644,347 of warrant and derivative liabilities. Excluding the warrant and derivative liabilities, the Company’s working capital deficit would have been $569,002.  For the six months ended June 30, 2017, we used $3,452,958 of cash in operating activities and $1,620 of cash in investing activities. Cash provided by financing activities totaled $3,279,342, comprised of proceeds from the sale of our common stock and receipt of common stock subscriptions. In the comparable period in 2016, our aggregate cash provided by financing activities totaled $2,523,787 comprised proceeds from the sale of our common stock. At June 30, 2017, we had cash of $880,659 compared to $1,055,895 at December 31, 2016. Our cash is held in bank deposit accounts. At June 30, 2017 and December 31, 2016, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2017 and 2016 was $3,452,958 and $2,766,125, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from additional in operating costs and general and administrative expenses net with an increase of our outstanding accounts payable by $870,186.

We used $1,620 cash for investing activities for the six months ended June 30, 2017, compared to $5,555 for the three months ended June 30, 2016.  For both periods, we purchased computer and other equipment.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at June 30, 2017 and December 31, 2016 was $-0-.

At June 30, 2017 and December 31, 2016, the Company had reimbursable travel and other related expenses due related parties of $10,990 and $15,755, respectively.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2017 and December 31, 2016, we did not have any derivative instruments that were designated as hedges.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 6, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 376,667 shares of our common stock and 188,334 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring April 6, 2020, in exchange for aggregate consideration of $564,905, net of $95 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On April 17, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 199,932 shares of our common stock and 99,966 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring April 17, 2020, in exchange for aggregate consideration of $299,850, net of $48 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On May 5, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 13,334 shares of our common stock and 6,667 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring May 5, 2020, in exchange for aggregate consideration of $20,000. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On June 20, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 20,000 shares of our common stock and 10,000 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring June 20, 2020, in exchange for aggregate consideration of $29,985, net of $15 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On June 30, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 216,667 shares of our common stock and 108,334 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring June 30, 2020, in exchange for aggregate consideration of $324,940, net of $60 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

BIOSIG TECHNOLOGIES, INC.

Date: August 10, 2017	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2017	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)