Form 10-Q
period 2017-09-30
BioSig Technologies, Inc.
filed 2017-11-09
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of November 9, 2017, there were 28,313,748 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash	$234,285	$1,055,895
Prepaid expenses	150,482	134,263
Total current assets	384,767	1,190,158

Property and equipment, net	18,866	24,188

Other assets:
Deposits	19,473	27,612

Total assets	$423,106	$1,241,958

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $17,888 and $15,755 to related parties as of September 30, 2017 and December 31, 2016, respectively	$1,301,603	$373,103
Dividends payable	396,939	359,891
Warrant liability	2,240,510	1,937,234
Derivative liability	285,032	288,934
Total current liabilities	4,224,084	2,959,162

Series C Preferred Stock, 985 and 1,070 shares issued and outstanding; liquidation preference of $985,000 and $1,070,000 as of September 30, 2017 and December 31, 2016, respectively	985,000	1,070,000

Stockholders' deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B and 4,200 shares of Series C Preferred Stock
Common stock, $0.001 par value, authorized 200,000,000 shares, 26,413,745 and 22,588,184 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	26,414	22,588
Additional paid in capital	46,888,447	41,019,251
Common stock subscription	279,940	-
Accumulated deficit	(51,980,779)	(43,829,043)
Total stockholders' deficit	(4,785,978)	(2,787,204)

Total liabilities and stockholders' deficit	$423,106	$1,241,958

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses:
Research and development	$1,124,506	$560,514	$3,802,149	$2,139,671
General and administrative	786,948	991,852	4,020,625	7,257,852
Depreciation	2,834	2,570	8,900	7,811
Total operating expenses	1,914,288	1,554,936	7,831,674	9,405,334

Loss from operations	(1,914,288)	(1,554,936)	(7,831,674)	(9,405,334)

Other income (expense):
Gain (loss) on change in fair value of derivatives	113,724	17,771	(320,131)	(807,087)
Interest income	15	-	69	1

Loss before income taxes	(1,800,549)	(1,537,165)	(8,151,736)	(10,212,420)

Income taxes (benefit)	-	-	-	-

Net loss	(1,800,549)	(1,537,165)	(8,151,736)	(10,212,420)

Preferred stock dividend	(22,307)	(24,726)	(68,915)	(85,467)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,822,856)	$(1,561,891)	$(8,220,651)	$(10,297,887)

Net loss per common share, basic and diluted	$(0.07)	$(0.08)	$(0.33)	$(0.55)

Weighted average number of common shares outstanding, basic and diluted	26,071,408	20,581,041	24,762,649	18,847,515

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED SEPTEMBER 30, 2017

			Additional
	Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2016	22,588,184	$22,588	$41,019,251	$-	$(43,829,043)	$(2,787,204)
Sale of common stock	2,870,865	2,871	4,118,033	-	-	4,120,904
Common stock issued for services	625,000	625	894,124	-	-	894,749
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	56,669	57	84,943	-	-	85,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.37 per share	24,021	24	31,844	-	-	31,868
Common stock received and canceled in connection with short term swing profit reimbursement	(10,744)	(11)	11	-	-	-
Common stock subscription received	-	-	-	279,940	-	279,940
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	20,757	-	-	20,757
Fair value of warrant issued to acquire research and development	-	-	543,927	-	-	543,927
Stock based compensation	259,750	260	244,472	-	-	244,732
Preferred stock dividend	-	-	(68,915)	-	-	(68,915)
Net loss	-	-	-	-	(8,151,736)	(8,151,736)
Balance, September 30, 2017 (unaudited)	26,413,745	$26,414	$46,888,447	$279,940	$(51,980,779)	$(4,785,978)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,151,736)	$(10,212,420)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,900	7,811
Equipment distribution as officer compensation	3,210	-
Change in derivative liabilities	320,131	807,087
Equity based compensation	1,139,481	5,453,240
Fair value of issued warrant to acquire research and development	543,927	-
Changes in operating assets and liabilities:
Prepaid expenses	(16,219)	(103,222)
Security deposit	8,139	-
Accounts payable	930,110	202,534
Deferred rent payable	(1,609)	417
Net cash used in operating activities	(5,215,666)	(3,844,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,788)	(12,095)
Net cash used in investing activity	(6,788)	(12,095)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	4,120,904	3,053,868
Proceeds from common stock subscription	279,940	-
Net cash provided by financing activities	4,400,844	3,053,868

Net decrease in cash and cash equivalents	(821,610)	(802,780)

Cash and cash equivalents, beginning of the period	1,055,895	953,234
Cash and cash equivalents, end of the period	$234,285	$150,454

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$116,868	$465,355
Reclassify fair value of derivative liability to equity	$20,757	$97,897

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 30, 2017.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2017, the Company had cash of $234,285 and working capital deficit (current liabilities in excess of current assets) of $3,839,317 principally due to the inclusion of non-cash derivative and warrant liabilities recorded in current liabilities. In addition, the Company raised approximately $4,401,000 in nine months ended September 30, 2017 through the sale of common stock and warrants and approximately $2,850,000 subsequent to September 30, 2017 (See Note 12). As of September 30, 2017, excluding the derivative and warrant liabilities, the Company’s working capital deficit would have been $1,313,775. During the nine months ended September 30, 2017, the Company used net cash in operating activities of $5,215,666.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 4 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at September 30, 2017 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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
SEPTEMBER 30, 2017
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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2017 and December 31, 2016, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,124,506 and $3,802,149 for the three and nine months ended September 30, 2017; and $560,514 and $2,139,671 for the three and nine months ended September 30, 2016, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
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

The computation of basic and diluted loss per share as of September 30, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net loss per share are as follows:

	September 30, 2017	September 30, 2016
Series C convertible preferred stock	656,667	726,667
Options to purchase common stock	6,829,421	8,090,190
Warrants to purchase common stock	11,380,582	8,333,235
Totals	18,866,670	17,150,092

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

As of September 30, 2017, the Company had 6,829,421 options outstanding to purchase shares of common stock, of which 6,427,005 were vested.

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
SEPTEMBER 30, 2017
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

Beginning on October 28, 2016, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on March 31, 2017. On June 8, 2017, the Company filed the required registration statement and on September 19, 2017 was declared effective. The Company has estimated the liability under the registration rights agreement at $-0- as of September 30, 2017.

Recent Accounting Pronouncements

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception.

Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company anticipates early adoption of this pronouncement effective January 1, 2018.  As such, the impact would the reclassification of the December 31, 2017 fair values of our warrant and derivative liabilities to equity.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2017 and December 31, 2016 is summarized as follows:

	September 30, 2017	December 31, 2016
Computer equipment	$85,549	$84,704
Furniture and fixtures	11,837	10,117
Subtotal	97,386	94,821
Less accumulated depreciation	(78,520)	(70,633)
Property and equipment, net	$18,866	$24,188

During the nine months ended September 30, 2017, the Company distributed equipment with a book value of $3,210 to a prior employee in connection with a settlement agreement.

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,834 and $8,900 for the three and nine months ended September 30, 2017, respectively; and $2,570 and $7,811 for the three and nine months ended September 30, 2016, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017	December 31, 2016
Accrued accounting and legal	$165,424	$120,464
Accrued reimbursements	12,222	43,116
Accrued consulting	23,481	1,192
Accrued research and development expenses	1,083,848	181,884
Accrued office and other	1,992	10,202
Deferred rent	1,303	2,912
Accrued settlement related to arbitration	13,333	13,333
	$1,301,603	$373,103

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
SEPTEMBER 30, 2017
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
SEPTEMBER 30, 2017
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
SEPTEMBER 30, 2017
(unaudited)

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

In July 2017, the Company issued an aggregate of 19,844 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

Series C Preferred Stock issued and outstanding totaled 985 and 1,070 as of September 30, 2017 and December 31, 2016, respectively.  As of September 30, 2017 and December 31, 2016, the Company has accrued $396,939 and $359,891 dividends payable on the Series C Preferred Stock.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

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

At September 30, 2017, the Company marked to market the fair value of the reset provisions of the Series C Preferred Stock and warrants and determined fair values of $285,032 and $2,240,510, respectively. The Company recorded a gain (loss) from change in fair value of derivatives of $113,724 and $(320,131) for the three and nine months ended September 30, 2017, respectively, and $17,771 and $(807,087) for the three and nine months ended September 30, 2016, respectively. The fair values of the embedded derivatives as of September 30, 2017 were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 0.25 to 2.61 years, a risk free interest rate of 1.05% to 1.47%, a dividend yield of 0%, and volatility of 150%.

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2017 and December 31, 2016, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock and 4,200 shares of Series C Preferred Stock. As of September 30, 2017 and December 31, 2016, there were 0 and 0 Series A and Series B preferred stock outstanding and 985 and 1,070 outstanding shares of Series C preferred stock, respectively.

In June 2017, the Company issued 60,846 shares of its common stock in exchange for 65 shares of the Company’s Series C Preferred Stock and accrued dividends.

In July 2017, the Company issued an aggregate of 19,844 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2017 and December 31, 2016, the Company had 26,413,745 and 22,588,184 shares issued and outstanding, respectively.

During the nine months ended September 30, 2017, the Company issued an aggregate of 625,000 shares of its common stock for services totaling $894,749 ($1.43 per share).

During the nine months ended September 30, 2017, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,870,865 shares of common stock and 1,615,964 warrants for aggregate proceeds of $4,120,904, net of $185,394 in expenses.

During the nine months ended September 30, 2017, the Company issued an aggregate of 135,000 and 124,750 shares of its common stock for vested restricted stock units and stock based compensation previously accrued in 2016.

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

The following table presents information related to stock options at September 30, 2017:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	2,144,642	5.9	1,742,226
2.01-3.00	4,384,779	3.9	4,384,779
3.01-4.00	300,000	7.5	300,000
	6,829,421	4.7	6,427,005

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

A summary of the stock option activity and related information for the 2012 Plan for the nine months ended September 30, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	8,245,190	$2.24	5.8	$-
Grants	-		0	$-
Exercised	-
Canceled	(1,415,769)	2.17
Outstanding at September 30, 2017	6,829,421	$2.26	4.7	$2,000
Exercisable at September 30, 2017	6,427,005	$2.29	4.6	$1,363

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.36 as of September 30, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2017 and 2016 was estimated using the Black-Scholes pricing model.

The fair value of all options vesting during the three and nine months ended September 30, 2017 of $54,243 and $151,470, respectively and during the three and nine months ended September 30, 2016 of $218,085 and $2,512,886, respectively, was charged to current period operations.  Unrecognized compensation expense of $135,041 and $310,817 at September 30, 2017 and December 31, 2016, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the nine month ended September 30, 2017:

Total restricted shares issued as of December 31, 2016	135,000
Granted	-
Vested	(135,000)
Vested restricted shares as of September 30, 2017	-
Unvested restricted shares as of September 30, 2017	-

Stock based compensation expense related to restricted stock grants was $2,380 and $93,262 for the three and nine months ended September 30, 2017; $70,753 and $124,139 for the three and nine months ended September 30, 2016.  As of September 30, 2017, the stock-based compensation relating to restricted stock of $0 remains unamortized.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2017:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	7,258,936	February 2018 to September2020
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	11,380,582

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

On June 30, 2017, the Company issued an aggregate of 108,334 warrants to purchase the Company’s common stock at $1.50 per share, expiring on June 30, 2020, in connection with the sale of the Company’s common stock.

On July 13, 2017, the Company issued an aggregate of 133,501 warrants to purchase the Company’s common stock at $1.50 per share, expiring on July 13, 2020, in connection with the sale of the Company’s common stock.

On August 18, 2017, the Company issued an aggregate of 175,500 warrants to purchase the Company’s common stock at $1.50 per share, expiring on August 18, 2020, in connection with the sale of the Company’s common stock.

On September 18, 2017, the Company issued an aggregate of 51,668 warrants to purchase the Company’s common stock at $1.50 per share, expiring on September 18, 2020, in connection with the sale of the Company’s common stock.

Stock based compensation related to warrants issued for services was $0 for the three and nine months ended September 30, 2017 and $641 and $56,930 for the three and nine months ended September 30, 2016, respectively.

A summary of the warrant activity for the nine months ended September 30, 2017 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	9,128,189	$1.96	2.1	$494,099
Grants	2,290,965	$1.50	3.0	-
Exercised	-
Canceled	(38,572)	$2.10	2.4	-
Outstanding at September 30, 2017	11,380,582	$1.87	1.8	$563,097

Vested and expected to vest at September 30, 2017	11,380,582	$1.86	1.6	$520,932
Exercisable at September 30, 2017	11,380,582	$1.86	1.6	$520,932

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.36 as of September 30, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

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
SEPTEMBER 30, 2017
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

As of September 30, 2017 and December 31, 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of September 30, 2017 and December 31, 2016, the Company did not have any derivative instruments that were designated as hedges.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

The derivative and warrant liability as of September 30, 2017, in the amount of $285,032 and $2,240,510, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of September 30, 2017:

	Warrant Liability	Derivative
Balance, December 31, 2016	$1,937,234	$288,934
Total (gains) losses
Transfers out due to conversion of Series C Preferred Stock	-	(20,757)
Mark to market to September 30, 2017	303,276	16,855
Balance, September 30, 2017	$2,240,510	$285,032
Loss on change in warrant and derivative liabilities for the nine months ended September 30, 2017	$(303,276)	$(16,855)

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

NOTE 12 – SUBSEQUENT EVENTS

Series D Preferred stock

On November 3, 2017, the Company filed the Certificate of Designations for the Series D Preferred Stock with the Secretary of State of the State of Delaware.  Pursuant to such Certificate of Designations, in the event of the Company’s liquidation or winding up of its affairs, the holders of Preferred Shares will be entitled to a liquidation preference of the stated value per Preferred Share of $1,500 (the “Stated Value”) plus any accrued but unpaid dividends or any other fees due the holder. A total of 1,400 shares were designated as Series D Preferred Stock.

A holder of Preferred Shares is entitled at any time to convert any whole or partial number of shares of Preferred Shares into shares of Common Stock determined by dividing the Stated Value of the Preferred Shares being converted by the conversion price of $1.50 per share (the “Conversion Price”).  The Conversion Price is subject to “full ratchet” anti-dilution price protection upon the issuance of equity or equity-linked securities at a price lower than the Conversion Price as well as other customary anti-dilution protection.

A holder of the Preferred Shares shall be entitled to receive cumulative dividends at the rate per Preferred Share (as a percentage of the Stated Value per Preferred Share) of 9% per annum, with respect to the Series D Preferred Stock on each date that such Holder converts Preferred Shares into common stock (with respect only to Preferred Shares being converted).  The Company may pay such dividends, at its option, in cash, common stock or a combination thereof.  Payment of dividends in shares of common stock is subject to the satisfaction of certain equity conditions set forth in the Certificate of Designations.  Upon the conversion of Preferred Shares prior to November 3, 2020, the Company shall also pay to the Holders of the Preferred Shares so converted cash, or at the Company’s option, common stock or a combination thereof, with respect to the Preferred Shares so converted in an amount equal to $270 per $1,000 of Stated Value of the Preferred Shares being converted, less the amount of all prior dividends paid on such converted Preferred Shares before the relevant date of conversion.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Preferred stock

On November 3, 2017,  the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 1,334 shares (the “Preferred Shares”) of its Series D Preferred Stock, par value $0.001 per share, and Class A Warrants to purchase an aggregate of 667,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $1.75 per share (the “Class A Warrants”), in exchange for aggregate net cash proceeds of $1,929,975, net of expenses of $70,025. Contemporaneously with the entry into the Purchase Agreement, the Company and the Purchasers agreed to exchange outstanding warrants to purchase 780,506 shares of the Common Stock at an exercise price of $1.50 per share for new Class B Warrants to purchase an equal number of shares of common stock at the same exercise price (the “Class B Warrants”).

The Purchase Agreement contains representations and warranties of the Company and the Investors that are typical for transactions of this type.  The Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type, as well as a prohibition on the Company’s ability to enter into equity line financings or other variable rate transactions.

In connection with the entry into the Purchase Agreement, the Investors and the Company also entered into a registration rights agreement whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 45 days of the closing of the transactions contemplated by the Purchase Agreement (the “Filing Date”) covering the resale of (a) all shares of Common Stock Issuable upon conversion of the Preferred Shares, (b) all shares of Common Stock issuable upon exercise of the Class A Warrants and Class B Warrants (the “Warrants”), (c) any additional shares of Common Stock issuable in connection with any anti-dilution provisions in the Warrants, and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event (“Registrable Securities”), not then registered.  The Company will use its reasonable best efforts to cause such registration statement to be declared effective by the SEC (such date, the “Effectiveness Date”) within 90 days of the Filing Date.

If (i) the registration statement is not filed on or prior to the Filing Date, (ii) the Company fails to file with the SEC a request for acceleration of a registration statement within 5 calendar days of the date that the Company is notified by the SEC that such registration statement will not be reviewed or will not be subject to further review, (iii) prior to the effective date of a registration statement, the Company fails to file a pre-effective amendment and otherwise respond in writing to comments made by the SEC in respect of such registration statement within 30 days after the receipt of comments by or notice from the SEC that such amendment is required in order for such registration statement to be declared effective, (iv) the registration statement is not declared effective by the Effectiveness Date or (v) certain other events described in the registration rights agreement (each, an “Event”), then the Company shall pay liquidated damages to the Investors in an amount equal to 1% of the aggregate purchase price paid by the Investors on the day of delinquency and each 30th day of delinquency thereafter.  Notwithstanding the foregoing, (i) the maximum aggregate liquidated damages due under the Registration Rights Agreement shall be 10% of the aggregate purchase price paid by the Investors.

Class A Warrants are exercisable immediately and expire on May 3, 2021, and have an exercise price of $1.75 per share.  The Class B Warrants are exercisable immediately and expire on November 3, 2020, and have an exercise price of $1.50.  The Class A Warrants and Class B Warrants otherwise have similar terms, including, a “full ratchet” anti-dilution adjustment in the event that the Company issues any common stock at a per share price lower than the applicable exercise price then in effect.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017
(unaudited)

Common stock

On October 11, 2017, the Company entered into securities purchase agreements with investors, pursuant to which the Company received from subscriptions for the purchase of 386,667 shares of the Company’s common stock and warrants to purchase 193,334 shares of our common stock at $1.50, expiring three years from issuance, for aggregate net cash proceeds of $579,760, net of expenses of $140 (of which $279,940 were received as common stock subscriptions as of September 30, 2017). The shares of common stock were issued on October 11, 2017.

On October 25, 2017, the company granted awards to key employees, key consultants, and outside directors of 1,100,000 shares of restricted common stock; and incentive options to purchase 675,000 shares of common stock with a date of grant that is ten trading days following the date hereof and an exercise price equal to the arithmetic mean of the market price for such common stock for the ten trading days immediately preceding the grant date.

On November 6, 2017, the Company entered into securities purchase agreements with investors, pursuant to which the Company received from subscriptions for the purchase of 413,336 shares of the Company’s common stock and warrants to purchase 200,001 shares of our common stock at $1.50, expiring three years from issuance, for aggregate net cash proceeds of $619,830, net of expenses of $171.

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

●	On December 9, 2016, we filed a provisional patent application entitled “Assessment of Catheter Position by Local Electrogram”.

●	On December 9, 2016, we filed a provisional patent application entitled “Visualization of Conduction Tissue Signals”.
●	On February 14, 2017, Dr. Asirvatham performed our seventh pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On March 15, 2017, Dr. Asirvatham performed our eighth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●
In April 2017, the PURE EP System was featured in The Journal of Innovations in Cardiac Rhythm Management with the manuscript entitled, “Initial Experience with the BioSig PURE EP™ Signal Recording System: An Animal Laboratory Experience” co-authored by physicians from Mayo Clinic and Harvard Brigham & Women’s Hospital.

●	On May 2, 2017, Dr. Asirvatham performed our ninth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●
On May 11, 2017, the PURE EP System was featured in a poster presentation at the Heart Rhythm Society’s 38th Annual Scientific Sessions entitled, “Use of Terminal Unipolar Electrogram Current of Injury as a Novel Marker to Estimate Contact: An Acute Canine Study.”

●
On July 10, 2017, the PURE EP System was featured in a poster presentation at the American Heart Association's 13th Annual Basic Cardiovascular Sciences (BCVS) 2017 Scientific Sessions: Pathways to Cardiovascular Therapeutics entitled, “Use of a Novel Electrogram Filtering Algorithm to Visualize Conduction Tissue Signals in the Ventricle in Sinus Rhythm and Arrhythmia: An Acute Canine Study.”

●
On July 11, 2017, the Company announced that it has engaged Health Research International (HRI) to compile essential market data and help perform strategic planning for its PURE EP™ platform technology.

●
On July 12, 2017, the PURE EP System was featured in a poster presentation at the American Heart Association’s 13th Annual Basic Cardiovascular Sciences (BCVS) 2017 Scientific Sessions: Pathways to Cardiovascular Therapeutics entitled, “Assessment of Catheter Position above or below the Aortic Valve by Evaluation of Characteristics of the Local Electro gram: An Acute Canine Study.”

●	On August 9, 2017, Dr. Asirvatham performed our tenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On October 11, 2017, the Company announced that Mr. Joseph W. Rafferty has joined the Company as Chief Commercialization Officer.

●
On October 19, 2017, the Company announced that they have made significant progress towards commercialization of their proprietary PURE EP System and recently received the first production units of the PURE EP System from its manufacturing partner, Minnetronix.

●	On October 24, 2017, the Company announced that they have engaged Quintain Project Solutions LLC as the manufacturing project management leader for the PURE EP System.

●
On October 26, 2017, announced that the Company has concluded a key part of the strategic planning project launched earlier this year in collaboration with Health Research International (HRI). HRI conducted a detailed survey of U.S. electrophysiologists primarily based in New York, Texas, Massachusetts, Florida, Pennsylvania, and North Carolina. Among the factors interfering with effective ablations, the inability to record high quality unipolar signals and difficulty detecting small intracardiac signals were consistently reported. Survey respondents rated all six features listed of the PURE EP System as being ‘Very Helpful’ for their ablations, emphasizing overall noise reduction and improved signal clarity/accuracy as key benefits. Most respondents see signal clarity as paramount to the success of ablations and indicated interest in a technology that reduces ‘noise’.

We conducted our first, second and third pre-clinical studies on March 31, 2015, June 10, 2015, and November 17, 2015 respectively, and began additional pre-clinical studies as part of an advanced research program in June 2016, at Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the ventricular tachycardia (VT) model.

We intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles with emphasis on the ventricular tachycardia (VT) model. We intend to conduct further pre-clinical studies, end-user preference studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System.

We have initiated technology development with Minnetronix, a medical technology and innovation company, and engaged Quintain Project Solutions LLC as the manufacturing project management leader for the PURE EP System - implementing steps for obtaining 510(k) clearance from the U.S. Food and Drug Administration for the PURE EP System.

We believe that by the first half of 2018, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System. Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

We have chosen and are working with the National Standards Authority of Ireland (NSAI) as our Notified Body to obtain the CE Mark. CE marking is a mandatory approval for medical devices sold in Europe and Canada.  We plan on submitting for CE Mark in 2018.

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

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2017 and 2016.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2017 were $1,124,506, an increase of $563,992, or 100.6%, from $560,514 for the three months ended September 30, 2016. This increase is primarily due additional personnel, outside design costs and current year acquired research and development as we develop our proprietary technology platform. Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2017	September 30, 2016
Salaries and equity compensation	$272,014	$262,227
Consulting expenses	123,271	85,510
Clinical studies and design work	668,676	162,293
Travel, supplies, other	60,545	50,484
Total	$1,124,506	$560,514

Stock based compensation for research and development personnel was $8,020 and $16,931 for the three months ended September 30, 2017 and 2016, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2017 were $786,948, a decrease of $204,904, or 20.7%, from $991,852 incurred in the three months ended September 30, 2016. This decrease is primarily due to a decrease in stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year and less service provider fees paid.

Payroll related expenses decreased to $260,125 in the current period from $292,275 for the three months ended September 30, 2016, a decrease of $32,150.  The decrease was due to executive staff reduction in 2017.   We incurred $48,603 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2017 as compared to $223,986 in stock based compensation for the same period in 2016.

Professional services for the three months ended September 30, 2017 totaled $53,708, an increase of $4,532, or 9.2%, over the $49,176 recognized for the three months ended September 30, 2016. Of professional services, legal fees totaled $34,458 for the three months ended September 30, 2017, a decrease of $1,715, or 4.7%, from $36,173 incurred for the three months ended September 30, 2016.  Accounting fees incurred in the three months ended September 30, 2017 amounted to $19,250, an increase of $6,250, or 48.1%, from $13,000 incurred in same period last year.  The increase in legal fees was primarily due registration statements filed in 2017.

Consulting, public and investor relations fees for the three months ended September 30, 2017 were $246,009 as compared to $226,065 incurred for the three months ended September 30, 2016. The increase in consulting and investor relations fees during the three months ended September 30, 2017 relate to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended September 30, 2017 were $85,222, an increase of $36,622, or 75.4%, from $48,600 incurred in the three months ended September 30, 2016. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended September 30, 2017 totaled $38,450, an increase of $5,972 or 18.4%, from $32,478 incurred in three months ended September 30, 2016.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2017 totaled $2,834 an increase of $264, or 10.3%, over the expense of $2,570 incurred in the three months ended September 30, 2016, as a result of the replacement of aging of office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended September 30, 2017, we incurred a gain on change in fair values of these derivatives of $113,724 as compared to a gain of $17,771 for the same period during the prior year.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2017 totaled $22,307, a decrease of $2,419, or 9.8% from $24,726 incurred during the three months ended September 30, 2016. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2017 as compared to 2016 is the result of conversions of the Series C Preferred Stock.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended September 30, 2017 was $1,822,856 compared to a net loss of $1,561,891 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2017 and 2016.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2017 were $3,802,149, an increase of $1,662,478, or 77.7%, from $2,139,671 for the nine months ended September 30, 2016. This increase is primarily due additional personnel, outside design costs and current year acquired research and development as we develop our proprietary technology platform. Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2017	September 30, 2016
Salaries and equity compensation	$824,056	$1,491,448
Consulting expenses	371,956	249,874
Clinical studies and design work	1,910,271	221,305
Acquired research and development	543,927	-
Travel, supplies, other	151,939	177,044
Total	$3,802,149	$2,139,671

Stock based compensation for research and development personnel was $29,144 and $752,713 for the nine months ended September 30, 2017 and 2016, respectively.

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

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2017 were $4,020,625, a decrease of $3,237,227, or 44.6%, from $7,257,852 incurred in the nine months ended September 30, 2016. This decrease is primarily due to a decrease in stock based compensation issued to employees and consultants in the current period as compared to the same period in the prior year and less service provider fees paid.

Payroll related expenses increased to $1,004,717 in the current period from $894,995 for the nine months ended September 30, 2016, an increase of $109,722.  The increase was due to added personnel and bonuses paid in 2017.   We incurred $1,110,338 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2017 as compared to $4,717,458 in stock based compensation for the same period in 2016.

Professional services for the nine months ended September 30, 2017 totaled $284,058, an increase of $23,068, or 8.8%, over the $260,990 recognized for the nine months ended September 30, 2016. Of professional services, legal fees totaled $210,058 for the nine months ended September 30, 2017, an increase of $16,568, or 8.6%, from $193,490 incurred for the nine months ended September 30, 2016.  Accounting fees incurred in the nine months ended September 30, 2017 amounted to $74,000, an increase of $6,500, or 9.6%, from $67,500 incurred in same period last year.  The increase in legal fees was primarily due to filing of registration statements in 2017 relating to our equity private placements and assistance with our know how agreements entered into in 2017.

Consulting, public and investor relations fees for the nine months ended September 30, 2017 were $1,103,819 as compared to $971,932 incurred for the nine months ended September 30, 2016. The increase in consulting and investor relations fees during the nine months ended September 30, 2017 relate to our continued efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the nine months ended September 30, 2017 were $250,122, an increase of $54,244, or 27.7%, from $195,878 incurred in the nine months ended September 30, 2016. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the nine months ended September 30, 2017 totaled $101,859, an increase of $5,346 or 5.5%, from $96,513 incurred in nine months ended September 30, 2016.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2017 totaled $8,900, an increase of $1,089, or 13.9%, over the expense of $7,811 incurred in the nine months ended September 30, 2016, as a result of the replacement of aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the nine months ended September 30, 2017, we incurred a loss on change in fair values of these derivatives of $320,131 as compared to a loss of $807,087 for the same period during the prior year.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2017 totaled $68,915, a decrease of $16,552, or 19.4% from $85,467 incurred during the nine months ended September 30, 2016. Preferred stock dividends are primarily related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The reduction in 2017 as compared to 2016 is the result of conversions of the Series C Preferred Stock.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the nine months ended September 30, 2017 was $8,220,651 compared to a net loss of $10,297,887 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Nine Months Ended September 30, 2017 Compared to nine Months Ended September 30, 2016

As of September 30, 2017, we had a working capital deficit (current liabilities in excess of current assets) of $3,839,317, comprised of cash of $234,285 and prepaid expenses of $150,482, which was offset by $1,301,603 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $396,939 and an aggregate of $2,525,542 of warrant and derivative liabilities. Excluding the warrant and derivative liabilities, the Company’s working capital deficit would have been $1,313,775.  For the nine months ended September 30, 2017, we used $5,215,666 of cash in operating activities and $6,788 of cash in investing activities.

Cash provided by financing activities totaled $4,400,844, comprised of proceeds from the sale of our common stock and receipt of common stock subscriptions. In the comparable period in 2016, our aggregate cash provided by financing activities totaled $3,053,868 comprised proceeds from the sale of our common stock. At September 30, 2017, we had cash of $234,285 compared to $1,055,895 at December 31, 2016. Our cash is held in bank deposit accounts. At September 30, 2017 and December 31, 2016, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2017 and 2016 was $5,215,666 and $3,844,553, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from additional in operating costs and general and administrative expenses net with an increase of our outstanding accounts payable by $930,110.

We used $6,788 cash for investing activities for the nine months ended September 30, 2017, compared to $12,095 for the nine months ended September 30, 2016.  For both periods, we purchased computer and other equipment.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at September 30, 2017 and December 31, 2016 was $-0-.

At September 30, 2017 and December 31, 2016, the Company had reimbursable travel and other related expenses due related parties of $17,888 and $15,755, respectively.

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

Derivative and Warrant Liabilities.

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2017 and December 31, 2016, we did not have any derivative instruments that were designated as hedges.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2017 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 13, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 267,002 shares of our common stock and 133,501 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring July 13, 2020, in exchange for aggregate consideration of $400,380, net of $123 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On August 18, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 351,000 shares of our common stock and 175,500 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring August 18, 2020, in exchange for aggregate consideration of $526,212, net of $288 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On September 18, 2017, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 103,334 shares of our common stock and 51,668 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring September 18, 2020, in exchange for aggregate consideration of $154,940, net of $61 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

BIOSIG TECHNOLOGIES, INC.

Date: November 9, 2017	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2017	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)