Form 10-K
period 2017-12-31
BioSig Technologies, Inc.
filed 2018-02-27
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

Commission File Number 000-55473

BIOSIG TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware		26-4333375
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

12424 Wilshire Blvd, Suite 745 Los Angeles, CA	90025	(512) 329-2643
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act.
(Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017, based on the price at which the common stock was last sold on such date, is $24,577,543. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 27, 2018, there were 29,998,466 shares of the registrant’s common stock outstanding.

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

ITEM 1 – BUSINESS

Corporate Structure

We were formed as BioSig Technologies, Inc., a Nevada corporation, in February 2009 and in April 2011 we merged with our wholly-owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. We are principally devoted to improving biomedical signal processing to extract information from physiologic signals.  Our initial focus is on providing intracardiac signal information to electrophysiologists during electrophysiology (EP) studies and catheter ablation for complex arrhythmias, atrial fibrillation (AF) and ventricular tachycardia (VT). We have not generated any revenue to date and consequently our operations are subject to all risks inherent in the establishment of a new business enterprise.

Business Overview

We are a development stage medical device company developing a proprietary biomedical signal processing technology platform to extract information from physiologic signals. Our initial emphasis is on providing intracardiac signal information to electrophysiologists during EP studies and catheter ablation of AF and VT. Our first product is the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ System, a surface electrocardiogram and intracardiac multichannel recording and analysis system that acquires, processes and displays electrocardiograms and electrograms required during electrophysiology studies and catheter ablation procedures.

The PURE EP System is designed to assist electrophysiologists in making clinical decisions in real-time by providing information that, we believe, is not always easily obtained, if at all, from any other equipment presently used in electrophysiology labs.  The PURE EP System’s ability to minimize noise and artifacts and acquire high fidelity cardiac signals will potentially increase these signals’ diagnostic value, and therefore offer improved accuracy and efficiency of the EP studies and related procedures.  We are developing signal processing tools within the PURE EP System. We believe that these will assist electrophysiologists in further differentiating true signals from noise and will provide guidance in identifying ablation targets.

Since June 2011, we have collaborated with physicians affiliated with the Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas who provided us with data for initial technology validation.  The physicians had provided us with digital recordings obtained with conventional electrophysiology recording systems during different stages of electrophysiology studies.  Using our proprietary signal processing tools that are part of the PURE EP System, we analyzed those recordings and successfully removed baseline wander, noise and artifacts from the data thereby providing better diagnostic quality signals.

In the second and third quarters of 2013, we performed and finalized testing of our proof of concept unit by initially using an electrocardiogram/intracardiac simulator at our lab, and then by obtaining pre-clinical recordings from the lab at the University of California at Los Angeles.   We believe that our proof of concept unit performed well as compared to the conventional recording system, in that the electrocardiogram and intracardiac signals displayed on our proof of concept unit showed less baseline wander, noise and artifacts compared to signals displayed on the conventional recording system.  Subsequently, we analyzed the results of our proof of concept unit to determine the final design of the PURE EP System prototype.

After conducting research of peer-reviewed EP publications (see Initial Analysis in Our Products section below), we contacted Samuel J. Asirvatham. M.D. (who we believed to be an expert in the field of signal-based catheter ablation), at Mayo Clinic in Rochester, Minnesota. Since the end of 2014, we have collaborated with Dr. Asirvatham and other physicians affiliated with Mayo Clinic in Rochester, Minnesota and Jacksonville, Florida. We have performed pre-clinical studies at Mayo Clinic since 2015 to validate technology within the PURE EP System prototype. These studies have been designed to determine clinical effectiveness for features within the PURE EP System that are in development. Since March 2016, we have published seven manuscripts in collaboration with the physicians from Mayo Clinic evidencing our pre-clinical findings. The publications cover a variety of subjects pertaining to the PURE EP System as an enhanced electrophysiology recording system with signal acquisition and differentiation and having specific visualization of different electrophysiology signals.

Our initial focus is on improving intracardiac signal processing and diagnostic information for catheter ablation procedures for the complex arrhythmias, atrial fibrillation, the most common cardiac arrhythmia, and ventricular tachycardia, an arrhythmia evidenced by a fast heart rhythm originating from the lower chambers of the heart, which can be life-threatening. Cardiac catheter ablation is a procedure that corrects conduction of electrical impulses in the heart that cause arrhythmias and is now a preferred treatment for certain arrhythmias.  During this procedure, a catheter is usually inserted using a venous access into a specific area of the heart. Cryo or radiofrequency energy is delivered through the catheter to destroy small areas of the heart muscle that cause the abnormal heart rhythm.  According to a 2014 article in Circulation: Arrhythmia and Electrophysiology, catheter ablation should be considered as the first-line therapy for patients with paroxysmal atrial fibrillation (“Ablation Versus Drugs: What is the Best First-Line Therapy for Paroxysmal Atrial Fibrillation?” (Circ Arrhythm Electrophysiol. 2014; 7:739-746).

Catheter ablation for many arrhythmias have high success rates; however, more complex or long-standing examples of the disease often require multiple procedures (each typically lasting from 3-6 hours), evidencing the need for additional research and technology to diagnose and treat these cases. Consequently, ablating AF and VT has been regarded as being extremely difficult. Therefore, access to these procedures has traditionally been limited to being performed by only the most well-trained cardiologists; however, advancements in new technologies and techniques show a strong growth rate for these procedures.

Our overall goal is to establish our proprietary biomedical signal processing technology as a new platform in the electrophysiology market that will have the following advantages over the electrophysiology recording systems currently available on the market:

●	Precise, uninterrupted, real-time evaluations of electrograms (PURE EP™);

●	Higher quality cardiac signal acquisition for accurate and more efficient electrophysiology studies and catheter ablation procedures to help reduce costs and length of procedures;

●	Reliable display of information to better determine precise ablation targets, strategy and end point of procedures with the objective of reducing the need for multiple procedures;

●	A device that can be fully integrated into existing electrophysiology lab environments.

If we are able to develop our product as designed, we believe that the PURE EP System and its signal processing tools will contribute to an increase in the number of procedures performed in each electrophysiology lab and possibly improved patient outcomes.

Our significant achievements to date include:

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

●
In the first quarter of 2015, we appointed Dr. K. L. Venkatachalam from Mayo Clinic, Jacksonville, Florida, as a member of our Scientific Advisory Board.  On March 31, 2015 Drs. Asirvatham and Venkatachalam performed our first pre-clinical study at the Mayo Clinic in Rochester, Minnesota.

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

●	On March 28, 2016, we announced an Advanced Research Program with Dr. Asirvatham at the Mayo Clinic beginning June 2016.

●	On June 2, 2016, Dr. Asirvatham performed our fourth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On June 23 and August 25 and 26, 2016, Dr. Vivek Reddy performed our pre-clinical study on a ventricular scar model at the Mount Sinai Hospital in New York, NY.

●	On July 27, 2016, Dr. Asirvatham performed our fifth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On August 19, 2016, we presented a poster at the IEEE Engineering in Medicine and Biology Society annual conference (IEEE EMBC 2016) entitled “Enhanced Electrophysiology Recording System.”

●	On September 14, 2016, Dr. Asirvatham performed our sixth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●
In December 2016, the Journal of the American College of Cardiology (JACC): Clinical Electrophysiology (Vol.2, No.7, pp.850) published the article entitled, “Novel Electrophysiology Signal Recording System Enables Specific Visualization of the Purkinje Network and Other High-Frequency Signals”, submitted by the Mayo Clinic team.

●	On December 9, 2016, we filed a provisional patent application entitled “Assessment of Catheter Position by Local Electrogram.”

●	On December 9, 2016, we filed a provisional patent application entitled “Visualization of Conduction Tissue Signals.”

●	On February 14, 2017, Dr. Asirvatham performed our seventh pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On March 15, 2017, Dr. Asirvatham performed our eighth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

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

●
On May 11, 2017, the PURE EP System was featured in a poster presentation entitled, “Use of Terminal Unipolar Electrogram Current of Injury as a Novel Marker to Estimate Contact: An Acute Canine Study.”

●	On May 31, we announced that we have appointed Natasha Russkina as a Managing Director, Europe with the view of establishing European operations of BioSig Technologies, Inc. in Geneva, Switzerland.

●
On July 10, 2017, the PURE EP System was featured in a poster presentation at the American Heart Association’s 13th Annual Basic Cardiovascular Sciences (BCVS) 2017 Scientific Sessions: Pathways to Cardiovascular Therapeutics entitled, “Use of a Novel Electrogram Filtering Algorithm to Visualize Conduction Tissue Signals in the Ventricle in Sinus Rhythm and Arrhythmia: An Acute Canine Study.”

●	On July 11, 2017, we announced that we have engaged Health Research International (HRI) to compile essential market data and help perform strategic planning for its PURE EP™ platform technology.

●
On July 12, 2017, the PURE EP System was featured in a poster presentation at the American Heart Association’s 13th Annual Basic Cardiovascular Sciences (BCVS) 2017 Scientific Sessions: Pathways to Cardiovascular Therapeutics entitled, “Assessment of Catheter Position above or below the Aortic Valve by Evaluation of Characteristics of the Local Electro gram: An Acute Canine Study.”

●	On August 9, 2017, Dr. Asirvatham performed our tenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On October 11, 2017, we announced that Mr. Joseph W. Rafferty has joined the Company as Chief Commercialization Officer.

●
On October 19, 2017, we announced that we have made significant progress towards commercialization of our PURE EP System and recently received the first production units of the PURE EP System from our manufacturing partner, Minnetronix.

●	On October 24, 2017, we announced that we have engaged Quintain Project Solutions LLC as the manufacturing project management leader for the PURE EP System.

●
On October 26, 2017, we announced that we concluded a key part of the strategic planning project launched earlier this year in collaboration with Health Research International (HRI). HRI conducted a detailed survey of U.S. electrophysiologists primarily based in New York, Texas, Massachusetts, Florida, Pennsylvania, and North Carolina to gather opinions on the main features of the PURE EP System. The inability to record high quality unipolar signals and difficulty detecting small intracardiac signals were consistently reported among the factors interfering with effective ablations. Survey respondents rated all six features listed of the PURE EP System as being ‘Very Helpful’ for their ablations, emphasizing overall noise reduction and improved signal clarity/accuracy as key benefits. Most respondents see signal clarity as paramount to the success of ablations and indicated interest in a technology that reduces ‘noise’.

●	On November 2, 2017, we announced that we have engaged Sherpa Technology Group as our Intellectual Property Advisor.

●	On November 10, 2017, we announced that Andrew Filler, Partner and General Counsel of Sherpa Technology Group has joined our board of directors taking the place of Dr. Jerome B. Zeldis.

●	On November 14, 2017, we announced that we have added the role of Chief Regulatory and Compliance Officer in preparation of our FDA submission.

●	On January 3, 2018 we announced that Steve Chaussy had been elevated to our full time Chief Financial Officer to facilitate growth trajectory of the Company.

●	On January 9, 2018, we announced that we have partnered with Charles Austin and JK Advisors in preparation of the commercial launch of our PURE EP System.

●	On January 10, 2018, Dr. Asirvatham performed our eleventh pre-clinical study at Mayo Clinic in Rochester, Minnesota.

We conducted our first three pre-clinical studies in 2015 at Mayo Clinic in Rochester, Minnesota.  We have continued additional pre-clinical studies as part of an advanced research program since June 2016 at Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the VT model.

In the third quarter of 2017, in collaboration with Health Research International, we conducted a detailed survey of U.S. electrophysiologists to gather opinions on the main features of the PURE EP System.

We intend to continue further pre-clinical studies at Mayo Clinic and we intend to begin a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles.  We intend to conduct further pre-clinical studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System

We have initiated technology development with Minnetronix, a medical technology and innovation company, and engaged Quintain Project Solutions LLC as the manufacturing project management leader for the PURE EP System – implementing steps for obtaining 510(k) clearance from the U.S. Food and Drug Administration for the PURE EP System.

We believe that by the conclusion of 2018, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System. Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

We have chosen and are working with the National Standards Authority of Ireland (NSAI) as our Notified Body to obtain the CE Mark. CE marking is a mandatory approval for medical devices sold in Europe and Canada.  We plan on submitting for CE Mark in 2019.

Because we are a development stage company, with our initial product under development, we currently do not have any customers. We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Our Industry

Electrophysiology is the study of the propagation of electrical impulses throughout the heart. Electrophysiology studies are focused on the diagnosis and treatment of arrhythmias, a medical condition in which conduction of electrical impulses within the heart vary from the normal. Such conditions may be associated with significant health risks to patients. The cardiac electrophysiology study for the evaluation of cardiac conduction disorders has evolved rapidly from a research tool to an established clinical treatment. This technique permits detailed analyses of the mechanism underlying cardiac arrhythmias and determines precise locations of the sites of origin of these arrhythmias, thereby aiding in treatment strategies.

Pharmacological, or medicine-based, therapies have traditionally been used as initial treatments, but they often fail to adequately control the arrhythmia and may have significant side effects. Catheter ablation is now often recommended for an arrhythmia that medicine cannot control. Catheter ablation involves advancing several flexible catheters into the patient’s blood vessels, usually either in the femoral vein, internal jugular vein or subclavian vein. The catheters are then advanced towards the heart. Electrical impulses are then used to induce the arrhythmia and local heating, or freezing is used to ablate (destroy) the abnormal tissue that is causing it. Catheter ablation of most arrhythmias has a high success rate and multiple procedures per patient have been found to be more successful.

Catheter ablation is performed by an electrophysiologist (a specially trained cardiologist) in a catheterization lab or a specialized electrophysiology lab. It is estimated that there are about 3,000 dedicated electrophysiology labs in the U.S. and 1,500 labs outside the U.S., each with an electrophysiology recording system costing an average of $250,000. We believe that the current value of the electrophysiology recording device market in the U.S. is approximately $750 million, based upon the number of electrophysiology labs in U.S. and the average cost of the recording system in each lab. With the potential of 12 million atrial fibrillation patients by the year 2050 (according to the Atrial Fibrillation Fact Sheet, last updated in August 2017 by the Centers for Disease Control and Prevention) and improvements in technology for atrial fibrillation ablation therapy, significant growth is predicted for the number of hospitals building electrophysiology labs. According to the 2016 HRI Global Opportunities in Medical Devices & Diagnostics report, analysts forecast the global market for electrophysiology devices will grow at a 10.3 percent compound annual growth rate, from $3.68 billion in 2015 to $6.015 billion in 2020; in addition, global ablation procedure numbers are predicted to grow from 865,000 to 1,350,000 per year.

Catheter Ablation of Atrial Fibrillation and Ventricular Tachycardia

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

Most cardiac arrhythmias are well understood, and ablation simply requires destroying a small area of heart tissue possessing electrical abnormality. In contrast, complex arrhythmias, such as atrial fibrillation and ventricular tachycardia, have complex pathophysiology and, because knowledge of their origins and mechanisms are incomplete, ablation treatments for these arrhythmias are largely empirical. Furthermore, the length of these procedures, which typically last from 3-6 hours, exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests. Consequently, ablating atrial fibrillation and ventricular tachycardia has been regarded as being extremely difficult. Therefore, access to these procedures has traditionally been limited to being performed by only especially well-trained cardiologists; however, advancements in new technologies and techniques show a strong growth rate for these procedures.

AF is the most common heart rhythm disorder in the world and increases the risk for stroke 5-fold. In 2010, there was a reported global prevalence of 33.5 million (20.9 million men and 12.6 million women). In 2017, the Centers for Disease Control and Prevention stated that there are an estimated 2.7-6.1 million Americans suffering with AF, more than 750,000 patients hospitalized annually for the condition, and AF contributes to an estimated 130,000 deaths each year. Despite the fact that physicians have been performing radiofrequency ablations since the 1990s, catheter-based treatment is offered to less than 3% of the AF patient population in the U.S. and Europe. An increasing proportion of diagnosed atrial fibrillation cases are now being treated via ablation, as both physician confidence and the devices used in these procedures improve. A growing amount of positive clinical data has demonstrated the efficacy of AF ablation when compared to the traditional first-line treatment of anti-arrhythmic drugs. As a result, AF ablation is becoming the fastest growing procedure type in this market. The American College of Cardiology Foundation/American Heart Association Task Force reported that catheter-directed ablation of atrial fibrillation represents a substantial achievement that promises better therapy for a large number of patients presently resistant to pharmacological or electrical conversion to sinus rhythm (“2014 ACCF/AHA/HRS Focused Update on the Management of Patients With Atrial Fibrillation (Updating the 2011 Guideline)”). However, rates of success and complications may vary, sometimes considerably.

According to the Heart Rhythm Society, ventricular tachycardia is the most dangerous arrhythmia since it may result in ventricular fibrillation, a rapid chaotic heartbeat in the lower chambers of the heart which can often result in sudden cardiac death. Because the fibrillating muscle cannot contract and pump blood to the brain and vital organs, ventricular fibrillation is the number one cause of sudden cardiac death accounting for more than 350,000 deaths in the U.S. each year. Ventricular tachycardia is typically treated with implantable cardioverter defibrillators, or ICDs, or a combination of ablation along with an ICD. Catheter ablation of VT has historically been used primarily for drug refractory ventricular arrhythmias in patients with ICDs. However, advances in electro-anatomical mapping systems, techniques to identify ablation sites during sinus rhythm, and the use of hemodynamic support devices has broadened the applicability of catheter ablation for ventricular arrhythmias. When performed in centers with high procedural volumes, the rates of complications remain relatively low. However, success rates have historically been quite variable and highly dependent on the specific ablation approach adopted.

According to Dr. Srijoy Mahapatra, the status of ventricular tachycardia ablation is growing at a 14-17% compound annual growth rate due to the fact that ablation of ventricular tachycardia may help patients feel better and live longer, despite the risks, including the occurrence of stroke, and the modest success rates. The success of ventricular tachycardia ablation varies, depending on the patient’s specific heart condition that caused ventricular tachycardia. The procedure is most effective in patients with otherwise normal hearts, in whom the success rate exceeds 90%. In patients with structural heart disease resulting from scar or cardiomyopathy, success rates range between 50% and 75% at six to 12 months. In cases in which a patient experiences a recurrence, two of three patients will still have less ventricular tachycardia than before the initial ablation (Circulation (2010) 122: e389-e391). Therefore, we believe that ablation will continue to become a preferred treatment for ventricular tachycardia, especially considering the challenges presented by ICD therapies; this increase in demand for ablation procedures will likely also increase the demand for technological advances in medical devices essential to ablation procedures, including electrophysiology recorders, in order to better support ablation procedures.

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

The requirement for optimal signal integrity is further amplified during ablation treatments of atrial fibrillation and ventricular tachycardia. Presently, one of the main objectives of the atrial fibrillation ablation procedure is to precisely identify, ablate and eliminate pulmonary vein potentials; and one of the main objectives of the ventricular tachycardia procedure is to map the arrhythmia substrate and precisely identify, ablate and eliminate small abnormal potentials. The information provided by recorders is essential for an electrophysiologist to determine ablation strategy during termination of both pulmonary vein potentials and ventricular tachycardia.  Therefore, it is important that the recording system’s noise removal technique does not alter the appearance and fidelity of these potentials. As a result, it is necessary that any new signal processing technology preserves signal fidelity as much as possible during electrophysiology recordings; otherwise, the signals that are needed to guide the ablation procedures will be difficult to distinguish due to noise interference.

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

To determine and validate the state of present electrophysiology recording technology in the field, we completed a detailed analysis of the effect of filters used by existing EP recorders to reduce noise on spaciotemporal characteristics of electrocardiograms and intracardiac electrograms. We used a custom-built electrocardiogram/intracardiac simulator with a database of various electrocardiogram signals combined with electrophysiology signals, along with waveforms from publicly available databases. The ability to faithfully reproduce database waveforms generated by an electrocardiogram/intracardiac simulator was tested using the PURE EP System and conventional electrophysiology recorders, the GE CardioLab and St. Jude EP-WorkMate.

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

Proof of Concept Testing at UCLA’s EP Lab

Prototype Testing

After conducting research of peer-reviewed EP publications (see Initial Analysis in Our Products section below), we contacted Samuel J. Asirvatham. M.D. (who we believed to be an expert in the field of signal-based catheter ablation), at Mayo Clinic in Rochester, Minnesota. Since the end of 2014, we have collaborated with Dr. Asirvatham and other physicians affiliated with Mayo Clinic in Rochester, Minnesota and Jacksonville, Florida. We have performed pre-clinical studies at Mayo Clinic since 2015 to validate technology within the PURE EP System prototype. These studies have been designed to determine clinical effectiveness for features within the PURE EP System that are in development. Since March 2016, we have published seven manuscripts in collaboration with the physicians from Mayo Clinic evidencing our pre-clinical findings. The publications cover a variety of subjects pertaining to the PURE EP System as an enhanced electrophysiology recording system with signal acquisition and differentiation and having specific visualization of different electrophysiology signals.

The current PURE EP System prototype

Technology and Development Plan

Our technology team consists of six engineers and a consulting firm with expertise in digital signal processing, low power analog and digital circuit design, software development, embedded system development, electromechanical design, testing and system integration, and the regulatory requirements for medical devices. We have also entered into collaboration agreements with advisors and medical institutions in the fields of cardiology and electrophysiology, including Mayo Clinic, Mount Sinai Hospital in New York, NY and the Texas Cardiac Arrhythmia Institute in Austin, TX (see “–Strategic Alliances”).  We envision outsourcing manufacturing of the complete PURE EP System.

We conducted our first three pre-clinical studies in 2015 at Mayo Clinic in Rochester, Minnesota.  We have continued additional pre-clinical studies as part of an advanced research program since June 2016 at Mayo Clinic in Rochester, Minnesota with the PURE EP System prototype. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the VT model.

In the third quarter of 2017, in collaboration with Health Research International, we conducted a detailed survey of U.S. electrophysiologists to gather opinions on the main features of the PURE EP System.

We intend to continue further pre-clinical studies at Mayo Clinic and we intend to begin a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles.  We intend to conduct further pre-clinical studies, and research studies. The main objective of these studies is to demonstrate the clinical potential of the PURE EP System.

We have initiated technology development with Minnetronix, a medical technology and innovation company, and engaged Quintain Project Solutions LLC as the manufacturing project management leader for the PURE EP System – implementing steps for obtaining 510(k) clearance from the U.S. Food and Drug Administration for the PURE EP System.

We believe that by the conclusion of 2018, we will have obtained 510(k) marketing clearance from the FDA and will be able to commence marketing and commercialization of the PURE EP System. Our ability to achieve the aforementioned milestones will be principally determined by our ability to obtain necessary financing and regulatory approvals, among other factors.

We have chosen and are working with the National Standards Authority of Ireland (NSAI) as our Notified Body to obtain the CE Mark. CE marking is a mandatory approval for medical devices sold in Europe and Canada.  We plan on submitting for CE Mark in 2019.

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

Based upon our analysis of data taken from patent applications filed with the U.S. Patent and Trademark Office (“USPTO”) and 510(k) approval applications filed with the FDA, we believe that the above recording systems are built on relatively old technologies and all use the identical approach in applying digital filters to remove noise and artifacts. We are of the opinion that such an approach sacrifices cardiac signal fidelity and, in the case of ablation; the filters have a direct impact on the ablation strategy of an electrophysiologist. The imprecise method to remove noise and artifacts used by the old recorders could be a contributing factor to the multiple (or repeated) ablation procedures that are frequently required in order to completely cure patients from atrial fibrillation and ventricular tachycardia. We are not currently aware of any other companies that are developing new recording technology for electrophysiology recorders.

Suppliers

The PURE EP System contains proprietary hardware and software modules that are assembled into the system. Hardware boards contain components that are available from different distributors. The parts used to manufacture analog and digital boards are readily available from a number of distributors or manufacturers. We obtained components from various suppliers and have assembled our first prototype in-house. We envision outsourcing manufacturing of the complete PURE EP System.

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2017, 2016 were $4,756,468 and $2,654,501, respectively.

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

We also intend to simultaneously develop a branding strategy to introduce and support the PURE EP System. The strategy may include our presence at major relevant cardiology meetings on a national and regional basis to engage and educate physicians concerning the PURE EP System and any of our other products, as well as engaging in a variety of other direct marketing methods. We also intend to develop a small direct sales force together with a distribution network that has existing relationships with hospitals and electrophysiologists. We believe that we may be able to begin targeted commercial sales of the PURE EP System in the second half of 2018.

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

In November 2017, we engaged 3LP Advisors LLC dba Sherpa Technology Group as our Intellectual Property Advisor.

Trademarks

Our trademark for “BIOSIG TECHNOLOGIES”; was registered on April 25, 2017. Our trademark for “PURE EP”; was registered on January 26, 2016.

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

Employees

As of February 27, 2018, we had 14 full-time employees. Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

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

As shown in the accompanying financial statements during years ended December 31, 2017 and 2016, we incurred net losses attributable to common stockholders of $12,815,620 and $11,697,210, respectively and used $7,470,054 in cash for operating activities for the year ended December 31, 2017. As of February 27, 2018, we had cash on hand of approximately $2,353,000. These factors, among others, raise substantial doubt that we will be able to continue as a going concern for a reasonable period of time.

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

Our main product candidate, the PURE EP System, is in the early stage of development and will require substantial further capital expenditures, development, testing, and regulatory clearances prior to commercialization, especially given that we have not yet completed pre-clinical testing on this product. The development and regulatory approval process takes several years, and it is not likely that the PURE EP System, even if successfully developed and approved by the U.S. Food and Drug Administration, may not be commercially available for a number of years. In addition, due to budgetary constraints, we have not been able to devote the level of resources that we desired to our research and development efforts. The continued development of our product candidates is dependent upon our ability to obtain sufficient financing. However, even if we are able to obtain the requisite financing to fund our development program, we cannot assure you that our product candidates will be successfully developed or commercialized. Our failure to develop, manufacture or receive regulatory approval for or successfully commercialize any of our product candidates could result in the failure of our business and a loss of all of your investment in our company.

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

Our common stock trades in the over-the-counter market and is quoted on the OTCQB tier of the OTC Markets Group, Inc. The over-the-counter market for securities has historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations may adversely affect the market price of our common stock and result in substantial losses to our investors. In addition, the spreads on stock traded through the over-the-counter market are generally unregulated and higher than on national stock exchanges, which mean that the difference between the price at which shares could be purchased by investors in the over-the-counter market compared to the price at which they could be subsequently sold would be greater than on these exchanges. Significant spreads between the bid and asked prices of the stock could continue during any period in which a sufficient volume of trading is unavailable or if the stock is quoted by an insignificant number of market makers. Historically, our trading volume has been insufficient to significantly reduce this spread and we have had a limited number of market makers insufficient to affect this spread. These higher spreads could adversely affect investors who purchase the shares at the higher price at which the shares are sold, but subsequently sell the shares at the lower bid prices quoted by the brokers. Unless the bid price for the stock exceeds the price paid for the shares by the investor, plus brokerage commissions or charges, the investor could lose money on the sale. For higher spreads such as those on over-the-counter stocks, this is likely a much greater percentage of the price of the stock than for exchange listed stocks. There is no assurance that at the time an investor in our common stock wishes to sell the shares, the bid price will have sufficiently increased to create a profit on the sale.

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

As of February 27, 2018, we have granted options to purchase 8,230,319 shares of common stock and have reserved 1,740 shares of our common stock for further issuances pursuant to our 2012 Equity Incentive Plan (the “2012 Plan”). In addition, as of February 27, 2018, we may be required to issue 3,713,101 shares of our common stock for issuance upon conversion of outstanding convertible preferred stock which includes accrued dividends, and 12,583,129 shares of our common stock for issuance upon exercise of outstanding warrants.  Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of February 27, 2018, two of our stockholders beneficially owned over 25.52% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

Risks Related to our Series D Preferred Stock

The holders of our Series D Preferred Stock are entitled to receive a dividend.

The holders of the Series D Preferred Stock are entitled to a 9% annual dividend on the $1,500 per share stated value of our Series D Preferred Stock when such holders convert their shares of Series D Preferred Stock into common stock, which is payable in cash or, subject to the satisfaction of certain conditions, in pay-in-kind shares.  As a result of the payment of dividends related to our Series D Preferred Stock, we may be obligated to pay significant sums of money or issue a significant number of shares of our common stock, which could negatively affect our operations or result in the dilution of the holders of our common stock, respectively.

Our Series D Preferred Stock and certain of our warrants contain anti-dilution provisions that may result in the reduction of their conversion prices or exercise prices in the future.

Our Series D Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the conversion price to the purchase price of future offerings. If in the future we issue securities for less than the conversion price of our Series D Preferred Stock and such warrants, respectively, we will be required to further reduce the relevant conversion price.  We may find it more difficult to raise additional equity capital while our Series D Preferred Stock is outstanding.

Risks Related to our Series E Preferred Stock

The holders of our Series E Preferred Stock are entitled to receive a dividend.

The holders of the Series E Preferred Stock are entitled to a 7% annual dividend on the $1,500 per share stated value of our Series E Preferred Stock when such holders convert their shares of Series E Preferred Stock into common stock, which is payable in cash.  As a result of the payment of dividends related to our Series E Preferred Stock, we may be obligated to pay significant sums of money which could negatively affect our operations.

Our Series E Preferred Stock and certain of our warrants contain anti-dilution provisions that may result in the reduction of their conversion prices or exercise prices in the future.

Our Series E Preferred Stock contains anti-dilution provisions, which provisions require the lowering of the conversion price to the purchase price of future offerings. If in the future we issue securities for less than the conversion price of our Series E Preferred Stock and such warrants, respectively, we will be required to further reduce the relevant conversion price.  We may find it more difficult to raise additional equity capital while our Series E Preferred Stock is outstanding.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

We maintain our principal executive and engineering office at 12424 Wilshire Boulevard, Suite 745, Los Angeles, California which is approximately 2,200 square feet in size.  On February 8, 2017, we extended our lease for office space in Los Angeles, California to August 31, 2019, with monthly payments of $8,139 beginning September 1, 2017 until August 31, 2018 and $8,423 until August 31, 2019. In connection with the lease of our office space, we are obligated to lease parking spaces at an aggregate approximate cost of $978 per month. In addition, the Company entered into a lease for storage space with the Los Angeles, California building commencing on December 1, 2017 and expiring on August 31, 2019 for approximately $200 per month. In February 2018, we opened an administrative office located in Austin, Texas.  We believe our current facilities are sufficient to meet our needs.

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2018	$112,994
2019	76,995
$189,989

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

	Fiscal Year 2017
	High	Low
First Quarter	$2.00	$1.20
Second Quarter	$1.76	$1.23
Third Quarter	$1.60	$1.25
Fourth Quarter	$1.75	$1.29

	Fiscal Year 2016
	High	Low
First Quarter	$1.59	$0.90
Second Quarter	$2.15	$1.33
Third Quarter	$1.60	$1.05
Fourth Quarter	$1.59	$1.25

Holders of Record

As of February 27, 2018, there were approximately 285 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because the “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future but intend to retain our capital resources for reinvestment in our business.  In addition, the terms of our Series C, Series D, and Series E Preferred Stock prohibit us from paying dividends in the future on our common stock.  We may not pay dividends on our common stock: (i) so long as at 25% of the originally issued shares of Series D Preferred Stock remain outstanding; (ii)  absent consent from the holders representing a super-majority of the outstanding shares of our Series C Preferred Stock and a certain investor; and (iii) absent consent from a majority of the outstanding shares of our Series E Preferred Stock, which majority must include a certain investor

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes thereto that are included in this Form 10-K.  In addition to historical information, the following discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the section entitled “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.”

Our Business

We are a development stage medical device company developing a proprietary biomedical signal processing technology platform to extract information from physiologic signals. Our initial emphasis is on providing intracardiac signal information to electrophysiologists during EP studies and catheter ablation of AF and VT. Our first product is the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ System, a surface electrocardiogram and intracardiac multichannel recording and analysis system that acquires, processes and displays electrocardiograms and electrograms required during electrophysiology studies and catheter ablation procedures.

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

Stock Based Compensation

All stock-based payments to employees and to nonemployee directors for their services as directors consisted of grants of restricted stock and stock options, which are measured at fair value on the grant date and recognized in the statements of operations as compensation expense over the relevant vesting period. Restricted stock payments and stock-based payments to nonemployees are recognized as an expense over the period of performance. Such payments are measured at fair value at the earlier of the date a performance commitment is reached, or the date performance is completed. In addition, for awards that vest immediately and are non-forfeitable, the measurement date is the date the award is issued.

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM.”  Fair value is typically determined by the closing price of our common stock on the date of the award.

Derivative Instrument Liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2017 and 2016, we had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

 Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the twelve months ended December 31, 2017 and 2016.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2017 were $4,756,468, an increase of $2,101,967 or 79%, from $2,654,501 for the twelve months ended December 31, 2016. This increase is primarily due additional personnel and outside design costs as we develop our proprietary technology platform. Research and development expenses were comprised of the following:

	2017	2016
Salaries and equity compensation	$1,481,421	$1,744,780
Consulting expenses	500,628	322,520
Clinical studies and design work	2,066,028	388,447
Acquired research and development	543,927	-
Travel, supplies, other	164,464	198,754
Total	$4,756,468	$2,654,501

Stock based compensation for research and development personnel was $432,929 and $760,732 for the year ended December 31, 2017 and 2016, respectively.

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

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2017 were $8,138,117, a decrease of $361,187, or 4%, from $8,499,304 incurred in the twelve months ended December 31, 2016. This decrease is primarily due to decrease in equity-based compensation, net with increases in professional services, consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) decreased to $5,579,117 in the twelve months ended December 31, 2017 from $6,381,610 for the twelve months ended December 31, 2016, a decrease of $802,493, or 13%. This decrease is due to the value of the stock-based compensation decreasing to $4,316,542 in 2017, as a result of the vesting of stock and stock options issued to board members, officers and employees, as compared to $5,233,818 of stock-based compensation in 2016, net with added additional personnel.

Professional services for the twelve months ended December 31, 2017 totaled $362,663, an increase of $2,968, or 1%, over the $359,695 recognized for the twelve months ended December 31, 2016. Of professional services, legal fees totaled $273,663 for the twelve months ended December 31, 2017, a decrease of $12,532, or 4%, from $286,195 incurred for the twelve months ended December 31, 2016. Accounting fees incurred in the twelve months ended December 31, 2017 amounted to $89,000, an increase of $15,500, or 21%, from $73,500 incurred for the same period in 2016.  The increases in professional fees was primarily related to an increase in legal and audit requirements in 2017 as compared to 2016 as we continue to develop our operations, including legal fees associated with our capital raising transactions and the filing of our registration statements.

Consulting fees totaled $1,453,005 for the twelve months ended December 31, 2017, an increase of $285,585 or 24%, from $1,167,420 for the twelve months ended December 31, 2016.  The increase primarily relates to our fund raising and investor relations to support our increased efforts in market research and potential investor identification.

Travel, meals and entertainment costs for the twelve months ended December 31, 2017 were $379,970, an increase of $105,008, or 38%, from $274,962 incurred during the twelve months ended December 31, 2016. During 2017, additional travel was required than in 2016 due to our marketing and fund-raising efforts.  Rent for the twelve months ended December 31, 2017 totaled $142,975, an increase of $14,419, or 11%, from $128,556 incurred during the same period in 2016.  In 2017, our significant increase was the result of our lease renewal in California along with final settlement with closing our Minneapolis, Minnesota office in late 2017.

Depreciation Expense. Depreciation expense for the twelve months ended 2017 totaled $11,698 as compared to $10,475 incurred during the same period in 2016.  The increase is due primarily to additional equipment purchased in 2017

Gain (loss) on change in fair values of derivatives.  Beginning in March 2015, we are required to estimate the fair value of the embedded beneficial conversion features of our issued Series C Preferred stock and certain warrants with reset (anti-dilution) provisions, In addition, in November 2017; we issued a Series D Preferred stock and warrants with also contained reset (anti-dilutive) provisions.  During the year ended December 31, 2017, we incurred a gain on change in fair values of these derivatives of $210,465 as compared to a loss of $422,908 for the same period in the year ended December 31, 2016.

Interest Income (expense).  Interest income for the twelve months ended December 31, 2017 totaled $75 as compared to $1 incurred during the twelve months ended December 31, 2016.

Preferred Stock Dividend. Our preferred stock dividend for the twelve months ended December 31, 2017 totaled $119,877, an increase of $9,854, or 9% from $110,023 incurred during the twelve months ended December 31, 2016. The increase in dividends is a result added Series D Preferred Stock issued in 2017, net of conversions of the Series C Preferred Stock to common reducing the number of Series C Preferred shares outstanding. Preferred stock dividends are related to our Series C and D Preferred Stock issued in 2013, 2015 and 2017.

Net Loss Available to Common Stockholders. Net loss available to common stockholders for the twelve months ended December 31, 2017 was $12,815,620, compared to a net loss of $11,697,210 for the twelve months ended December 31, 2016, an increase of $1,118,410 or 10%.  The primary reasons for the increase, as described above, are the increases in research and development expenses, net with a reduction in general and administrative expenses from 2016 to 2017.

Liquidity and Capital Resources

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

As of December 31, 2017, we had a working capital deficit (current liabilities in excess of current assets) of $2,300,644, comprised of cash of $1,547,579 and prepaid expenses of $116,938, which was offset by $473,098 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $447,901, warrant liability of $2,358,240 and derivative liability of $685,922.  Excluding the derivative and warrant liabilities, our working capital would have been $743,518. For the twelve months ended December 31, 2017, cash provided by financing activities totaled $7,971,174, comprised of proceeds from the sale of our common stock and subscriptions of $6,041,214 and sale of our Series D Preferred stock of $1,929,960.  In the comparable period in 2016, $5,226,368 was raised through the sale of our common stock. At December 31, 2017, we had cash of $1,547,579 compared to $1,055,895 at December 31, 2016. Our cash is held in bank deposit accounts. At December 31, 2017 and 2016, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2017 and 2016 was $7,470,054 and $5,107,452, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

Cash used in investing activities for the twelve months ended December 31, 2017 was $9,436, compared to $16,255 for the twelve months ended December 31, 2016.  During both the twelve months ended December 31, 2017 and the twelve months ended December 31, 2016, we purchased office furniture and computer equipment.

On October 28, 2016, we entered into a unit purchase agreement with certain accredited investors, pursuant to which we issued and sold,  in multiple closings occurring on each of October 28, 2016, November 23, 2016, December 16, 2016, December 22, 2016, February 10, 2017, March 10, 2017 and March 31, 2017 an aggregate of 2,899,974 units, which consisted of, in the aggregate, 2,899,974 shares of our common stock and warrants to purchase 952,204 shares of our common stock at an exercise price of $1.50 per share, in exchange for aggregate gross proceeds of $3,972,191, after financing costs of $377,770.  In addition, we issued an aggregate of warrants to purchase 186,957 shares of our common stock to our placement agent with an exercise price of $1.50, expiring January 13, 2020.

On April 6, 2017, we entered into a unit purchase agreement with certain accredited investors, pursuant to which we issued and sold,  in multiple closings occurring on each of April 6, 2017, April 17, 2017, May 5, 2017, June 20, 2017, June 30, 2017, July 13, 2017, August 18, 2017, September 18, 2017, October 11, 2017, November 6, 2017 and December 29, 2017 an aggregate of 2,808,607 units, which consisted of, in the aggregate, 2,808,607 shares of our common stock and warrants to purchase 1,404,306 shares of our common stock at an exercise price of $1.50 per share, in exchange for aggregate gross proceeds of $4,211,537, after financing costs of $1,374.

In their report dated February 27, 2018, our independent registered public accounting firm stated at December 31, 2017, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Further, we do not have any commercial products available for sale and have not generated revenues to date, and there is no assurance that, if approval of our products is received, we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2017, the aggregate stated value of our Series C Preferred Stock was $985,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will not be sufficient to fund our operating expenses and capital equipment requirements. We anticipate we will need approximately $5 million in addition to our current cash on hand to fund our operating expenses and capital equipment requirements for the next 12 months. We will have to raise additional funds to continue our operations and, while we have been successful in doing so in the past, there can be no assurance that we will be able to do so in the future. Our continuation as a going concern is dependent upon our ability to obtain necessary additional funds to continue operations and the attainment of profitable operations.

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

We have audited the accompanying balance sheet of BioSig Technologies. Inc. (“the Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioSig Technologies, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Liggett & Webb, P.A.
We have served as the Company’s auditor since 2013.
February 27, 2018
New York, New York

BIOSIG TECHNOLOGIES, INC.
BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS
Current assets:
Cash	$1,547,579	$1,055,895
Prepaid expenses	116,938	134,263
Total current assets	1,664,517	1,190,158

Property and equipment, net	18,716	24,188

Other assets:
Deposits	17,084	27,612

Total assets	$1,700,317	$1,241,958

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $27,375 and $15,755 to related parties as of December 31, 2017 and 2016, respectively	$473,098	$373,103
Dividends payable	447,901	359,891
Warrant liability	2,358,240	1,937,234
Derivative liability	685,922	288,934
Total current liabilities	3,965,161	2,959,162

Series C Preferred Stock, 985 and 1,070 shares issued and outstanding; liquidation preference of $985,000 and $1,070,000 as of December 31, 2017 and 2016, respectively	985,000	1,070,000

Stockholders’ deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C and 1,400 shares of Series D Preferred Stock
Series D Preferred Stock, $0.001 par value, 1,334 and 0 shares issued and outstanding; liquidation preference of $2,001,000 and $0 as of December 31, 2017 and 2016, respectively	1	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 29,321,204 and 22,588,184 issued and outstanding as of December 31, 2017 and 2016, respectively	29,321	22,588
Additional paid in capital	53,215,635	41,019,251
Common stock subscription	29,985	-
Accumulated deficit	(56,524,786)	(43,829,043)
Total stockholders’ deficit	(3,249,844)	(2,787,204)

Total liabilities and stockholders’ deficit	$1,700,317	$1,241,958

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016
Operating expenses:
Research and development	$4,756,468	$2,654,501
General and administrative	8,138,117	8,499,304
Depreciation	11,698	10,475
Total operating expenses	12,906,283	11,164,280

Loss from operations	(12,906,283)	(11,164,280)

Other income (expense):
Gain (loss) on change in fair value of derivatives	210,465	(422,908)
Interest income	75	1

Loss before income taxes	(12,695,743)	(11,587,187)

Income taxes (benefit)	-	-

Net loss	(12,695,743)	(11,587,187)

Preferred stock dividend	(119,877)	(110,023)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(12,815,620)	$(11,697,210)

Net loss per common share, basic and diluted	$(0.50)	$(0.60)

Weighted average number of common shares outstanding, basic and diluted	25,550,686	19,490,767

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2017

					Additional	Common
	Series D Preferred stock		Common stock		Paid in	stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, January 1, 2016	-	$-	16,825,703	$16,826	$29,314,399	$-	$(32,241,856)	$(2,910,631)
Sale of common stock	-	-	3,798,417	3,798	5,222,570	-	-	5,226,368
Common stock issued for services	-	-	1,335,000	1,335	2,469,715	-	-	2,471,050
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	-	-	267,334	267	400,733	-	-	401,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.55 per share	-	-	58,185	58	90,365	-	-	90,423
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	-	-	103,096	-	-	103,096
Stock based compensation	-	-	303,545	304	3,528,396	-	-	3,528,700
Preferred Stock dividend	-	-	-	-	(110,023)	-	-	(110,023)
Net loss	-	-	-	-	-	-	(11,587,187)	(11,587,187)
Balance, December 31, 2016	-	$-	22,588,184	$22,588	$41,019,251	$-	$(43,829,043)	$(2,787,204)

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
TWO YEARS ENDED DECEMBER 31, 2017

					Additional	Common
	Series D Preferred stock		Common stock		Paid in	stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2016	-	$-	22,588,184	$22,588	$41,019,251	$-	$(43,829,043)	$(2,787,204)
Sale of common stock	-	-	4,131,536	4,131	6,007,098	-	-	6,011,229
Sale of Series D preferred stock	1,334	1	-	-	1,929,959	-	-	1,929,960
Common stock issued for services	-	-	2,271,788	2,272	3,384,345	-	-	3,386,617
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	-	-	56,669	57	84,943	-	-	85,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.37 per share	-	-	24,021	24	31,844	-	-	31,868
Common stock received and canceled in connection with short term swing profit reimbursement	-	-	(10,744)	(11)	11	-	-	-
Common stock subscription received	-	-	-	-	-	29,985	-	29,985
Reclassify initial fair value of derivative and warrant liability of Series D preferred stock and warrants at issuance	-	-	-	-	(1,049,216)	-	-	(1,049,216)
Reclassify fair value of derivative liability to equity upon conversion of Series C Preferred Stock to common shares	-	-	-	-	20,757	-	-	20,757
Fair value of warrant issued to acquire research and development	-	-	-	-	543,927	-	-	543,927
Stock based compensation	-	-	259,750	260	1,362,593	-	-	1,362,853
Preferred stock dividend	-	-	-	-	(119,877)	-	-	(119,877)
Net loss	-	-	-	-	-	-	(12,695,743)	(12,695,743)
Balance, December 31, 2017	1,334	$1	29,321,204	$29,321	$53,215,635	$29,985	$(56,524,786)	$(3,249,844)

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,695,743)	$(11,587,187)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,698	10,475
Equipment distribution as officer compensation	3,210	-
Change in derivative liabilities	(210,465)	422,908
Equity based compensation	4,749,470	5,999,750
Fair value of issued warrant to acquire research and development	543,927	-
Changes in operating assets and liabilities:
Prepaid expenses	17,325	(102,955)
Security deposit	10,528	-
Accounts payable	102,338	149,661
Deferred rent payable	(2,342)	(104)
Net cash used in operating activities	(7,470,054)	(5,107,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,436)	(16,255)
Net cash used in investing activity	(9,436)	(16,255)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	6,011,229	5,226,368
Proceeds from sale of Series D preferred stock	1,929,960	-
Proceeds from common stock subscription	29,985	-
Net cash provided by financing activities	7,971,174	5,226,368

Net increase in cash and cash equivalents	491,684	102,661

Cash and cash equivalents, beginning of the period	1,055,895	953,234
Cash and cash equivalents, end of the period	$1,547,579	$1,055,895

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$116,868	$491,423
Reclassify initial fair value of derivative and warrant liabilities from equity upon issuance of Series D preferred stock	$1,049,216	$-
Reclassify fair value of derivative liability to equity	$20,757	$103,096

See the accompanying notes to the financial statements

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At December 31, 2017 and 2016, deposits in excess of FDIC limits were $1,297,579 and $805,895, respectively.

Prepaid Expenses

Prepaid expenses are comprised of vendor deposits of $100,000, prepaid insurance and operating expense prepayments.

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
DECEMBER 31, 2017

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

At December 31, 2017 and 2016, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $4,756,468 and $2,654,501 for the year ended December 31, 2017 and 2016, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Deferred taxes are classified as non-current.

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

The computation of basic and diluted loss per share as of December 31, 2017 and 2016 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	2017	2016
Series C convertible preferred stock	656,667	713,333
Series D convertible preferred stock	1,334,000	-
Options to purchase common stock	8,510,319	8,245,190
Warrants to purchase common stock	12,789,086	9,128,189
Totals	23,290,072	18,086,712

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

As of December 31, 2017, there were outstanding stock options to purchase 8,510,319 shares of common stock, 7,347,486 shares of which were vested. As of December 31, 2016, the Company had 8,245,190 options outstanding to purchase shares of common stock, of which 7,028,639 were vested.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Beginning on October 28, 2016, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on March 31, 2017. On June 8, 2017, the Company filed the required registration statement and on September 19, 2017 was declared effective. The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2017.

On November 3, 2017, in connection with the Company’s private placement of Series D Preferred Stock and warrants, the Company entered into a registration rights agreement with the purchasers pursuant to which the Company agreed to provide certain registration rights with respect to the common stock issuable upon conversion of Series D Preferred Stock and exercise of the warrants issued to holders of Series D Preferred Stock. Specifically, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants on or before December 18, 2017 and to cause such registration statement to be declared effective by the Securities and Exchange Commission, in the event that the registration statement is not reviewed by the Securities and Exchange Commission, within five trading days after the Company is notified that registration statement is not being reviewed by the Securities and Exchange Commission, and by March 18, 2018 in the event that the registration statement is reviewed by the Securities and Exchange Commission and the Securities and Exchange Commission issues comments. On December 18, 2017, the Company filed the required registration statement. The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2017.

Beginning on April 6, 2017, the Company entered into subscription agreements with certain accredited investors pursuant to which the Company sold to the investors units, which each unit consisting of one share of the Company’s common stock and a warrant to purchase one half of one share of common stock (the “Private Placement”).  In connection with the Private Placement, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to provide certain registration rights with respect to the common stock and warrants issued under the Private Placement.  The registration rights agreements require the Company to file a registration statement within 45 calendar days upon the final closing under the Private Placement and to be effective 120 calendar days thereafter. The final closing under the Private Placement occurred on December 31, 2017. The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2017.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2017, the Company had cash of $1,547,579 and working capital deficit (current liabilities in excess of current assets) of $2,300,644 principally due to the inclusion of non-cash derivative and warrant liabilities recorded in current liabilities. In addition, the Company raised $6,041,214 through the sale of common stock and warrants (See Note 8) and $1,929,960 through the sale of Series D preferred stock and warrants (Note 6) in 2017. Subsequent to December 31, 2017, the Company raised $1,500,000 from the sale of Series E preferred stock and warrants and $270,000 from the sale of common stock (Note 13). As of December 31, 2017, excluding the derivative and warrant liabilities, the Company’s working capital would have been $743,518. During the year ended December 31, 2017, the Company used net cash in operating activities of $7,470,054.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 6 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at December 31, 2017 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. As of December 31, 2017 and 2016, all advances had been repaid.

Accrued expenses related primarily to travel reimbursements due related parties as of December 31, 2017 and 2016 was $27,375 and $15,755, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

On December 22, 2016 Mr. Zeldis and Mr. Weild each were granted options to purchase 50,000 shares of common stock at a cost basis of $1.36 per share for their 2016 performance. The granted options vested as of December 22, 2016 and are exercisable for a ten year term.

On December 22, 2016 Mr. Gallagher and Mr. Foley each were granted options to purchase 25,000 shares of common stock at a cost basis of $1.36 per share for their 2016 performance. The granted options vested as of December 22, 2016 and are exercisable for a ten year term.

On April 1, 2017, the Company received and canceled 10,744 shares of its common stock as payment for short-swing profit pursuant to Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended from Mr. Londoner.

On June 16, 2017 Mr. Cash was granted 100,000 shares of common stock at a cost basis of $1.37 per share in connection with his severance settlement. The granted shares vested immediately.

On November 8, 2017, Mr. Londoner, Mr. Chaussy and Mr. O’Donnell were granted 450,000, 250,000 and 200,000 shares of common stock at a cost basis of $1.52 per share for their 2017 performance, respectively. The granted shares vested immediately.

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors,  the Company entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company will pay Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 300,000 of the Company’s common stock at an exercise of $1.50 per share of common stock, of which 150,000 options vest immediately and 150,000 options are performance conditioned.  Mr. Filler is the general counsel and partner of Sherpa.

On November 9, 2017, Mr. Londoner, Mr. O’Donnell and Mr. Weild, as members of the board of directors, were granted each 50,000 shares of common stock at a cost basis of $1.49 per share for their 2017 board and committee service. The granted shares vested immediately.

On November 9, 2017, Mr. Tanaka, Mr. Filler and Mr. Foley, as members of the board of directors, were granted each 30,000 shares of common stock at a cost basis of $1.49 per share for their 2017 board service. The granted shares vested immediately.

On December 22, 2017 Mr. Gallagher and Mr. Fischer were granted options to purchase 39,926 and 65,972 shares of common stock at a cost basis of $1.37 per share for their 2017 board service. The granted options vested as of December 22, 2017 and are exercisable for a ten year term.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017 and 2016 is summarized as follows:

	2017	2016
Computer equipment	$87,059	$84,704
Furniture and fixtures	12,975	10,117
Subtotal	100,034	94,821
Less accumulated depreciation	(81,318)	(70,633)
Property and equipment, net	$18,716	$24,188

During the year ended December 31, 2017, the Company distributed equipment with a book value of $3,210 to a prior employee in connection with a settlement agreement.

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $11,698 and $10,475 for the years ended December 31, 2017 and 2016, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2017 and 2016 consist of the following:

	2017	2016
Accrued accounting and legal	$93,595	$120,464
Accrued reimbursements	2,600	43,116
Accrued consulting	109,059	1,192
Accrued research and development expenses	246,030	181,884
Accrued office and other	7,912	10,202
Deferred rent	569	2,912
Accrued settlement related to arbitration	13,333	13,333
	$473,098	$373,103

NOTE 6 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

Series C 9% Convertible Preferred Stock

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of 9% Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Issuances:

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

2017 and 2016 conversions:

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
DECEMBER 31, 2017

In June 2017, the Company issued an aggregate of 60,846 shares of its common stock in exchange for 65 shares of the Company’s Series C Preferred Stock and accrued dividends.

In July 2017, the Company issued an aggregate of 19,844 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

For the year ended December 31, 2017, at the time of conversions, the Company reclassified the fair value of the embedded beneficial conversion feature of the Series C Preferred Stock of $20,757 from liability to equity. The fair values were determined using a Multinomial Lattice pricing model and the following assumptions: estimated contractual terms of 2.00 years, a risk free interest rate of 0.74% to 1.06%, a dividend yield of 0%, and volatility of 151% to 166%.

Series C Preferred Stock issued and outstanding totaled 985 and 1,070 as of December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, the Company has accrued $419,283 and $359,891 dividends payable on the Series C Preferred Stock.

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

The Company filed a registration statement on July 22, 2013, which was originally declared effective on June 23, 2014.  At December 31, 2017 and 2016, the Company estimated the liability at $-0-.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 7 – WARRANT AND DERIVATIVE LIABILITIES

Series C 9% Convertible Preferred Stock and related warrants

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

The Company valued the reset provisions of the Series C Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 0.56% to 0.89%, a dividend yield of 0%, and volatility of 141%.

Series D Convertible Preferred Stock and related warrants

At issuance, the Company determined that certain anti-dilutive provisions embedded in the Series D Preferred Stock and related warrants (see Note 8) met the defined criteria of a derivative and accordingly, reclassified from equity to liability the determined fair value of the embedded reset provisions of the Series D Preferred Stock and warrants of $397,162 and $652,054, respectively.

The Company valued the reset provisions of the Series D Preferred Stock and warrants in accordance with ASC 470-20 using the Multinomial Lattice pricing model and the following assumptions: estimated contractual terms, a risk free interest rate of 1.74%, a dividend yield of 0%, and volatility of 130%.

At December 31, 2017, the Company marked to market the fair value of the reset provisions of the Preferred Stock and warrants and determined fair values of $685,922 and $2,358,240, respectively. The Company recorded a gain from change in fair value of derivatives of $210,465 for year ended December 31, 2017. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 1.43 to 3.36 years, a risk free interest rate of 1.39% to 1.89%, a dividend yield of 0%, and volatility of 131%

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2017 and 2016, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock and (in 2017) 1,400 shares of Series D Preferred Stock. As of December 31, 2017 and 2016, there were no outstanding shares of Series A and Series B preferred stock.

Series C Preferred Stock

In February 2016, the Company issued 54,859 shares of its common stock in exchange for 75 shares of the Company’s Series C Preferred Stock and accrued dividends.

In May 2016, the Company issued an aggregate of 197,713 shares of its common stock in exchange for 236 shares of the Company’s Series C Preferred Stock and accrued dividends.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Cumulatively from January 1, 2017 to December 31, 2017, the Company exchanged 85 shares of the Company’s Series C Preferred Stock and dividends with a recorded value of $116,868 for 80,690 shares of common stock.

As of December 31, 2017 and 2016, the Company has 985 and 1,070 Series C Preferred Stock issued and outstanding.

Series D Preferred Stock

On November 3, 2017, the Board of Directors authorized the issuance of up to 1,400 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”) and accordingly, the Company filed the Certificate of Designations for the Series D Preferred Stock with the Secretary of State of the State of Delaware.  Pursuant to such Certificate of Designations, in the event of the Company’s liquidation or winding up of its affairs, the holders of Preferred Shares will be entitled to a liquidation preference of the stated value per Preferred Share of $1,500 (the “Stated Value”) plus any accrued but unpaid dividends or any other fees due the holder.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

On November 3, 2017,  the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of 1,334 shares (the “Preferred Shares”) of its Series D Preferred Stock, par value $0.001 per share, and Class A Warrants to purchase an aggregate of 667,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $1.75 per share (the “Class A Warrants”), in exchange for aggregate net cash proceeds of $1,929,960, net of expenses of $70,040. Contemporaneously with the entry into the Purchase Agreement, the Company and the Purchasers agreed to exchange outstanding warrants to purchase 780,506 shares of the Common Stock at an exercise price of $1.50 per share for new Class B Warrants to purchase an equal number of shares of common stock at the same exercise price (the “Class B Warrants”). Class A Warrants are exercisable immediately and expire on May 3, 2021, and have an exercise price of $1.75 per share.  The Class B Warrants are exercisable immediately and expire on November 3, 2020, and have an exercise price of $1.50.  The Class A Warrants and Class B Warrants otherwise have similar terms, including, a “full ratchet” anti-dilution adjustment in the event that the Company issues any common stock at a per share price lower than the applicable exercise price then in effect.

On November 6, 2017, the terms of the Class A Warrants automatically adjusted due to the full-ratchet anti-dilution protection provision contained in such warrants. As a result of the adjustment, the exercise price applicable to the Class A Warrants decreased to $1.50 per share from $1.75 per share, and the number of shares issuable under each warrant was increased such that the aggregate exercise price payable under such warrant, after taking into account the decrease in the exercise price, is equal to the aggregate exercise price prior to such adjustment. An additional 111,167 shares of common stock may be issued upon exercise of the Class A Warrants due to the adjustment.

In connection with the Company’s private placement of Series D Preferred Stock and warrants, the Company entered into a registration rights agreement with the purchasers pursuant to which the Company agreed to provide certain registration rights with respect to the common stock issuable upon conversion of Series D Preferred Stock and exercise of the warrants issued to holders of Series D Preferred Stock. Specifically, the Company agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issuable upon conversion of the Series D Preferred Stock and exercise of the warrants on or before December 18, 2017 and to cause such registration statement to be declared effective by the Securities and Exchange Commission, in the event that the registration statement is not reviewed by the Securities and Exchange Commission, within five trading days after the Company is notified that registration statement is not being reviewed by the Securities and Exchange Commission, and by March 18, 2018 in the event that the registration statement is reviewed by the Securities and Exchange Commission and the Securities and Exchange Commission issues comments. On December 18, 2017, the Company filed the required registration statement. The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2017.

As of December 31, 2017, the Company has 1,334 Series D Preferred Stock issued and outstanding and has accrued $28,618 dividends payable on the Series D Preferred Stock.

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

As of December 31, 2017 and 2016, the Company had 29,321,204 and 22,588,184 shares issued and outstanding, respectively.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

During the year ended December 31, 2016, the Company issued an aggregate of 790,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $1,419,200 ($1.80 average per share).

During the year ended December 31, 2016, the Company issued an aggregate of 545,000 shares of common stock for services rendered totaling $1,051,850 ($1.93 average per share).

During the year ended December 31, 2016, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 3,798,417 shares of common stock and 2,040,504 warrants for aggregate proceeds of $5,226,368, net of $490,543 in expenses.

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

During the year ended December 31, 2017, the Company issued an aggregate of 1,825,000 shares of common stock under the terms of its 2012 Equity Plan for services rendered totaling $2,705,250 ($1.48 average per share).

During the year ended December 31, 2017, the Company issued an aggregate of 446,788 shares of its common stock for services totaling $681,367 ($1.53 per share).

During the year ended December 31, 2017, the Company issued an aggregate of 135,000 and 124,750 shares of its common stock for vested restricted stock units and stock based compensation previously accrued in 2016.

During the year ended December 31, 2017, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 4,131,536 shares of common stock and 2,246,300 warrants for aggregate proceeds of $6,011,229, net of $186,075 in expenses.

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
DECEMBER 31, 2017

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

Notwithstanding the foregoing, (i) the maximum aggregate liquidated damages due under the registration rights agreements shall be 3% to 6% of the aggregate purchase price paid by the purchasers and (iii) if any partial amount of liquidated damages remains unpaid for more than seven days, the Company shall pay interest of 18% per annum, accruing daily, on such unpaid amount.

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

The Company filed registration statements, which was declared effective to satisfy the requirements under the registration rights agreements with the purchasers of its common stock and warrants prior to April 6, 2017. The final closing under the April 6, 2017 Private Placement occurred on December 31, 2017. The Company has estimated the liability under the registration rights agreement at $-0- as of December 31, 2017.

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

During the year ended December 31, 2017, the Company granted an aggregate of 1,680,898 options to officers, directors and key consultants.

During the year ended December 31, 2017, the Company granted an aggregate of 2,009,750 stock grants to officers, employees and key consultants under the plan. See Note 8.

The following table presents information related to stock options at December 31, 2017:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	3,825,540	6.8	$2,662,707
2.01-3.00	4,384,779	3.7	4,384,779
3.01-4.00	300,000	7.3	300,000
	8,510,319	5.2	7,347,486

A summary of the stock option activity and related information for the 2012 Plan for the years ended December 31, 2017 and 2016 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,780,190	$2.30	6.4	$-
Grants	905,000	1.71	10.0	$-
Exercised	-		-	-
Canceled	(440,000)	2.24		-
Outstanding at December 31, 2016	8,245,190	$2.24	5.7	$-
Grants	1,680,898	1.50	10.0	$-
Exercised	-
Canceled	(1,415,769)	$2.17
Outstanding at December 31, 2017	8,510,319	$2.11	5.2	$27,045
Exercisable at December 31, 2017	7,347,486	$2.19	4.8	$25,394

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.44 as of December 31, 2017, which would have been received by the option holders had those option holders exercised their options as of that date.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the years ended December 31, 2017 and 2016 was estimated using the Black-Scholes pricing model.

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

On February 8, 2017, the Company granted an aggregate of 130,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.55 per share for a term of ten years with vesting immediately.

On November 8, 2017, the Company granted 200,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.57 per share for a term of ten years with 50,000 vesting immediately and 50,000 vesting each anniversary through November 8, 2020.

On November 8, 2017, the Company granted 475,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.57 per share for a term of ten years with 237,500 vesting immediately and 237,500 at one year anniversary.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

On November 24, 2017, the Company granted 50,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.45 per share for a term of ten years, vesting immediately.

On November 24, 2017, the Company granted 420,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.45 per share for a term of ten years with 120,000 vesting immediately; 50,000 vesting on two year anniversary and 250,000 performance contingent.

On November 24, 2017, the Company granted 300,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.50 per share for a term of ten years with 150,000 vesting immediately and 150,000 performance contingent.

On December 22, 2017, the Company granted 105,898 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.37 per share for a term of ten years, vesting immediately.

The following assumptions were used in determining the fair value of employee and vesting non-employee options during the year ended December 31, 2017:

Risk-free interest rate	2.01% - 2.34%
Dividend yield	0%
Stock price volatility	95.72% to 107.17%
Expected life	5 – 10 years
Weighted average grant date fair value	$1.17

The fair value of all options vesting during the year ended December 31, 2017 and 2016 of $1,269,591 and $2,801,948, respectively, was charged to current period operations.  Unrecognized compensation expense of $979,812 and $310,817 at December 31, 2017 and 2016, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the two years ended December 31, 2017:

Restricted shares issued as of January 1, 2016	175,000
Granted	180,000
Vested	(220,000)
Total restricted shares issued as of December 31, 2016	135,000
Granted	-
Vested	(135,000)
Vested restricted shares as of December 31, 2017	-
Unvested restricted shares as of December 31, 2017	-

On September 7, 2016, the Company granted 180,000 restricted stock units (“RSU”) to a consultant vesting monthly over one year beginning October 7, 2016.

Stock based compensation expense related to restricted stock grants was $93,261 and $213,174 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the stock-based compensation relating to restricted stock of $-0- remains unamortized.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2017:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	8,667,440	February 2018 to May 2021
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	12,789,086

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
DECEMBER 31, 2017

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
DECEMBER 31, 2017

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

On October 11, 2017, the Company issued an aggregate of 193,334 warrants to purchase the Company’s common stock at $1.50 per share, expiring on October 11, 2020, in connection with the sale of the Company’s common stock.

On November 3, 2017, the Company issued an aggregate of 667,000 warrants to purchase the Company’s common stock at $1.50 per share, expiring on May 3, 2021, in connection with the sale of the Company’s Series D preferred stock.  The warrants contain certain anti-dilutive provisions (see Note 8).

On November 3, 2017, the Company issued an aggregate of 780,506 warrants to purchase the Company’s common stock at $1.50 per share, expiring on November 3, 2020 in exchange for the return and cancellation of previous issued 780,505 warrants.  The transaction was in connection with the sale of the Series D preferred stock.  Both the issued and canceled warrants contain certain anti-dilutive provisions (see Note 8).

On November 6, 2017, the Company issued an aggregate of 206,668 warrants to purchase the Company’s common stock at $1.50 per share, expiring on November 6, 2020, in connection with the sale of the Company’s common stock.

On November 6, 2017, due to certain anti-dilutive provisions embedded in the November 3, 2017 warrants issued in connection with the sale of Series D preferred stock (see above), exercise price of the previously issued 667,000 warrants were reset to $1.50 and an additional 111,167 warrants were issued with an exercise price of $1.50 per share, expiring May 3, 2021.

On December 29, 2017, the Company issued an aggregate of 230,334 warrants to purchase the Company’s common stock at $1.50 per share, expiring on December 29, 2020, in connection with the sale of the Company’s common stock.

Stock based compensation related to warrants issued for services was $0 and $56,931 for the years ended December 31, 2017 and 2016, respectively.

A summary of the warrant activity for the years ended December 31, 2017 and 2016 is as follows:

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2016	7,078,685	$2.02	3.0	497,933
Grants	2,049,504	$1.74	2.5	-
Exercised	-		$-	-
Canceled	-		$-	-
Outstanding at December 31, 2016	9,128,189	$1.96	2.1	$494,099
Grants	4,479,974	1.50	3.0	-
Exercised	-
Canceled	(819,077)	$1.50
Outstanding at December 31, 2017	12,789,086	$1.82	1.7	$551,636

Vested and expected to vest at December 31, 2017	12,789,086	$1.82	1.7	$551,636
Exercisable at December 31, 2017	12,789,086	$1.82	1.7	$551,636

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the Company’s stock price of $1.44 as of December 31, 2017, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

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
DECEMBER 31, 2017

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to beginning retained earnings and no impact on the financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.

As of December 31, 2017 and 2016, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of December 31, 2017 and 2016, the Company did not have any derivative instruments that were designated as hedges.

The derivative and warrant liability as of December 31, 2017, in the amount of $685,922 and $2,358,240, respectively, has a level 3 classification.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of December 31, 2017:

	Warrant Liability	Derivative
Balance, December 31, 2015	$1,621,199	$285,157
Total (gains) losses
Transfers out due to conversion of Series C Preferred Stock	-	(103,096)
Mark to market to December 31, 2016	316,035	106,873
Balance, December 31, 2016	1,937,234	288,934
Initial fair value of derivative at date of issuance of Series D Preferred Stock	-	397,162
Initial fair value of warrant liability at date of issuance	652,054	-
Transfers out due to conversion of Series C Preferred Stock	-	(20,757)
Mark to market to December 31, 2017	(231,048)	20,583
Balance, December 31, 2017	2,358,240	685,922
Gain (loss) on change in warrant and derivative liabilities for the year ended December 31, 2016	$231,048	$(20,583)

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

On February 8, 2017, the Company entered into a lease amendment agreement, whereby the Company agreed to extend the lease for office space in Los Angeles, California, commencing September 1, 2017 and expiring on August 31, 2019.  In connection with the lease, the Company is obligated to lease parking spaces at an aggregate approximate cost of $978 per month.  In addition, the Company entered into a lease for storage space with the Los Angeles, California building commencing on December 1, 2017 and expiring on August 31, 2019.

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2018	$112,994
2019	76,995
$189,989

Licensing agreements

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

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Effective July 15, 2017, the Company elected not to continue under the above described agreement and accordingly terminated employment with Mr. Cash.

As of December 31, 2017, there are no outstanding employment agreements.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2017.

NOTE 12 – INCOME TAXES

At December 31, 2017, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $24,000,000, expiring in the year 2036, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2017, the Company has increased the valuation allowance from $5,500,000 to $8,200,000.We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal various State jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2013.
The effective rate differs from the statutory rate of 34% for due to the following:

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

	2017	2016
Statutory rate on pre-tax book loss	(34.00)%	(34.00)%
(Gain) loss on change in fair value of derivatives	(0.56)%	1.24%
Stock based compensation	12.72%	17.6%
Fair value of warrant to acquire research and development	1.46%	0.00%
Other	0.09%	0.09%
Valuation allowance	20.29%	15.07%
	0.00%	0.00%

The Company’s deferred taxes as of December 31, 2017 and 2016 consist of the following:

	2017	2016
Non-Current deferred tax asset:
Net operating loss carry-forwards	$8,200,000	$5,500,000
Valuation allowance	(8,200,000)	(5,500,000)
Net non-current deferred tax asset	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

Adoption of Accounting Standards

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

On January 1, 2018, the Company adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

Series E Preferred Stock Issuance

On February 16, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 1,000 shares (the “Preferred Shares”) of its Series E Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $1.75 per share (the “Warrants”), in exchange for aggregate consideration of $1,500,000 (the “Transaction”). The sale of the Preferred Shares and Warrants were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.

The Purchase Agreement contains representations and warranties of the Company and the Investors that are typical for transactions of this type.  The Purchase Agreement also contains covenants on the part of the Company that are typical for transactions of this type. For a period of twelve months after the closing date of Transaction, the Investors are entitled to a right of first refusal (the “ROFR”) with respect to subsequent sales of securities by the Company (other than with respect to issuances of Excluded Securities (as defined in the Purchase Agreement))  Pursuant to the ROFR, each Investor will have the opportunity to elect to purchase its pro rata portion of thirty percent (30%) of any securities being offered by the Company in the subsequent offering.

In connection with the entry into the Purchase Agreement, the Investors and the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days of the closing of the transactions contemplated by the Purchase Agreement (the “Filing Date”) covering the resale of (a) all shares of Common Stock Issuable upon conversion of the Preferred Shares, (b) all shares of Common Stock issuable upon exercise of the Warrants, (c) all other shares of Common Stock issued pursuant to any transaction documents which have been, or which may, from time to time be issued or become issuable to the Investors under the Transaction Documents (without regard to any limitation or restriction on purchases), and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event (“Registrable Securities”), not then registered.  The Company will use its reasonable best efforts to keep the registrations statement effective pursuant to Rule 415 under the Securities Act until the earlier of (i) the date on which the Investors shall have sold all the Registrable Securities covered therby and (ii) that date that all Registrable Securities may be sold pursuant to Rule 144 without any public information requirement or volume or manner of sale limitations.

The Warrants are exercisable immediately and expire on August 16, 2021, and have an exercise price of $1.75 per share.  The Warrants include a “full ratchet” anti-dilution adjustment in the event that the Company issues any common stock or common stock equivalent at a per share price lower than the applicable exercise price then in effect.

In connection with its entry into the Purchase Agreement, on February 14, 2018, the Company entered into a consent agreement (the “Consent”) with the holders of the Company’s Series D Convertible Preferred Stock (the “Series D Holders”).  Pursuant to the Consent, the Series D Holders consented to the Transaction and are entitled at any time on or before April 17, 2018, to elect to receive the more favorable terms of the Transaction.  In consideration for their entry into the Consent, the Company issued to the Series D Holders warrants to purchase up to an aggregate of 100,000 shares of Common Stock (the “Consent Warrants”).  The Consent Warrants are exercisable immediately and expire on February 14, 2021, and have an exercise price of $1.50 per share.  The Consent Warrants include a “full ratchet” anti-dilution adjustment in the event that the Company issues any common stock or common stock equivalent at a per share price lower than the applicable exercise price then in effect.  The issuance of the Consent Warrants to the Series D Holders was in reliance on the exemption from registration under the Securities Act provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act.

BIOSIG TECHNOLOGIES INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2017

Common Stock Issuance

On January 5, 2018, the Company entered into a unit purchase agreements with certain accredited investors pursuant to which the Company issued 200,000 shares of our common stock and 100,000 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring January 5, 2021, in exchange for aggregate consideration of $299,985, net of expenses of $15 (of which $29,985 were received as common stock subscriptions as of December 31, 2017).

In January and February 2018, the Company issued an aggregate of 367,343 shares of common stock in exchange for 280 shares of our Series D 9% Convertible Preferred Stock and accrued dividends.

On February 14, 2018, the Company issued an aggregate of 9,919 shares of common stock in exchange for 10 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On February 1, 2018, the Company granted 200,000 restricted stock units to consultants for services rendered, of which 100,000 vest upon date of grant and 100,000 shares vest at the one-year anniversary of the date of grant provided the consultants are providing services through the vesting date.

Options

On February 15, 2018, the Company granted our board member, Andrew L. Filler 50,000 options to purchase common stock in connection with his appointment as chairman of our Nominating and Corporate Governance Committee at the exercise price of $1.42 per share for a term of ten years, vesting immediately.

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

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of December 31, 2017, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2017, because management identified a material weakness in the Company’s internal control over financial reporting related to the segregation of duties as described below.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Kenneth L. Londoner	50	Chief Executive Officer, Executive Chairman and Director
Steve Chaussy	63	Chief Financial Officer
Donald E. Foley	66	Director
Roy T. Tanaka	69	Director
Andrew L. Filler	51	Director
Patrick J. Gallagher	53	Director
Seth H. Z. Fischer	61	Director
Jeffrey F. O’Donnell, Sr.	58	Director
David Weild IV	61	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Biographical Information

Kenneth L. Londoner. Mr. Londoner has served as our director since February 2009, as our executive chairman since November 2013 and our chief executive officer since July 2017. He previously served as our chairman and chief executive officer from February 2009 to September 2013. Mr. Londoner has served as the managing partner of Endicott Management Partners, LLC, a firm dedicated to assisting emerging growth companies in their corporate development, since February 2010. From April 2007 to October 2009, he served as executive vice president – corporate business development and senior director of business development and, from November 2009 to December 2010, he served as a consultant to NewCardio, Inc., a medical device designer and developer. Mr. Londoner also served as a director of chatAND Inc. from January 2012 to April 2015. Mr. Londoner is a co-founder and board member of Safe Ports Holdings, Charleston, South Carolina. Mr. Londoner also served as a director of MedClean Technologies, Inc. from November 2008 to September 2010. Mr. Londoner was an investment officer and co-manager of the Seligman Growth Fund, Seligman Capital Fund, and approximately $2 billion of pension assets at J & W Seligman & Co, Inc. in New York from 1991 to 1997. Mr. Londoner graduated from Lafayette College in 1989 with a degree in economics and finance and received his MBA from New York University’s Leonard N. Stern School of Business in 1994.We believe that Mr. Londoner’s extensive experience in financial and venture capital matters, as well as his intimate knowledge of our company as its co-founder make him an asset to our board of directors.

Steve Chaussy. Mr. Chaussy has served as our chief financial officer on a full -time basis since January 2018.  Mr. Chaussy served as our chief financial officer on a part time basis from May 2011 to January 2018. Since 2005, Mr. Chaussy has been the sole proprietor of Anna & Co., Inc., a consulting company that offers services to small publicly traded companies. Anna & Co., Inc. provides general financial and accounting services, with a special emphasis towards SEC reporting and compliance, to companies that lack sufficient resources to hire full-time employees to provide such services. From 2001 to 2005, Mr. Chaussy provided services as both a chief financial officer and as a consultant to small publicly traded companies. Prior to 2001, Mr. Chaussy served as chief financial officer for a large private distribution and wholesaling company, where he gained international experience. Mr. Chaussy is a graduate of Virginia Polytechnic Institute and State University and is a licensed certified public accountant in Virginia, California, and Florida.

Donald E. Foley. Mr. Foley has served as our director since October 2015. Mr. Foley was chairman of the board and chief executive officer of Wilmington Trust Corporation from 2010-2011. Prior to Wilmington Trust Corporation, Mr. Foley was senior vice president, treasurer and director of tax for ITT Corporation, a supplier of advanced technology products and services. Mr. Foley currently serves on the board of directors of AXA Equitable EQAT Mutual Funds and is an advisory board member of M&T Corporation Trust and Investment Committee. Mr. Foley also served on the boards of directors of M&T Corporation from 2011-2012 and of Wilmington Trust Company and Wilmington Trust Corporation from 2007-2011. In addition, Mr. Foley serves as chairman of the board of trustees of the Burke Rehabilitation Hospital and Burke Medical Research Institute, as well as the W. Burke Foundation since 2009 during which time the Hospital merged with the MonteFiore Hospital System. Mr. Foley holds an M.B.A. from New York University, and a B.A. from Union College where he had served as a trustee, and as a chairman of the President’s Council. He also served as a trustee of the Covent of the Sacred Heart; and currently serves as a trustee at the Sacred Heart Network of schools and a trustee and head finance chair at New Beginning Family Academy, a charter school in Bridgeport, CT. Mr. Foley brings extensive financial, economic, capital markets and executive leadership expertise to our board gained through his successful career on Wall Street and the Fortune 500.

Roy T. Tanaka. Mr. Tanaka has served as our director since July 2012. From 2004 until his retirement in September 2008, Mr. Tanaka served as the worldwide president of Biosense Webster, Inc., a Johnson & Johnson company, a market and technology leader in the field of electrophysiology. He joined Biosense Webster, Inc. as its U.S. president in 1997. Previously he held a variety of senior management positions at Sorin Biomedical, Inc., including president and chief executive officer, and leadership roles at CooperVision Surgical and Shiley, a division of Pfizer, Inc. He currently serves on the boards of directors of Epix Therapeutics Inc., a company developing technology to measure the temperature in a lesion during cardiac ablation procedures, and VytronUS Inc., a company developing ultrasound technology in the diagnosis and treatment of complex cardiac arrhythmias. In addition, Mr. Tanaka served as a director of Volcano Corporation until May 2014 and TomoTherapy until its acquisition in June 2011. Mr. Tanaka brings broad experience in executive leadership in the medical device field. His operational expertise and knowledge of the regulatory environment, both in the U.S. and globally, also bring a valuable perspective.

Andrew L. Filler. Mr. Filler has served as our director since November 2017. Mr. Filler brings to BioSig over 20 years of experience in intellectual property for technology and medical device companies. He currently serves as Partner and General Counsel for Sherpa Technology Group since February 2014.  In addition, Mr. Filler had served as General Counsel and Vice President of IP for Nanosys, Inc. from July 2004 until February 2014 and currently consults with Nanosys, Inc. on business and legal matters. Mr. Filler also served as chief intellectual property counsel at Caliper Technologies from January 2002 until June 2004, senior associate attorney at Weil, Gotshal & Manges from January 2000 until January 2002, and director of intellectual property at Corvascular from 1997 until 2000. We believe that Mr. Filler’s extensive experience as an intellectual property lawyer and managing extensive intellectual property portfolios make him a valuable member of our board.

Patrick J. Gallagher. Mr. Gallagher has served as our director since July 2014. Mr. Gallagher, MBA, CFA, is an accomplished capital markets executive, advisor, and investor with a distinguished record of success in both the public and private markets. He has over 20 years of experience on Wall Street and extensive expertise in alternative investments, capital markets, and marketing. Since September 2014, Mr. Gallagher has served as Senior Managing Director and head of healthcare sales at Laidlaw & Co. (UK) Ltd. Mr. Gallagher serves as a strategic consultant for Athenex, Inc., a biopharmaceutical firm focused on next-generation therapies in oncology and immunology and was the vice president of business development and investor relations from September 2012 to October 2013. He also sits on the board of directors of Cingulate Therapeutics since July 2013, a clinical stage biopharmaceutical company focused on innovative new products for ADHD, as well as Evermore Global Advisors, a global money manager since May 2015. In November 2010, he was appointed by broker Concept Capital, a division of Sanders Morris Harris, as a Managing Director and the head of institutional sales. In 2001, Mr. Gallagher co-founded BDR Research Group, LLC, an independent sell-side research firm specializing in healthcare investing, financing and operations, and served as its chief executive officer until November 2010. Prior to 2001, he held various sales positions at investment and research firms Kidder Peabody, PaineWebber and New Vernon Associates. Mr. Gallagher is a CFA charter holder, received his MBA from Pennsylvania State University and holds a B.S. degree in finance from the University of Vermont. We believe that Mr. Gallagher’s experience in capital markets and marketing, with extensive expertise concentrated in the life sciences space, make him a valuable resource on our board.

Seth H. Z. Fischer. Mr. Fischer has served as our director since May 2013. He most recently served as the Chief Executive Officer and as a director of Vivus, Inc., a publicly traded biopharmaceutical company commercializing and developing innovative, next-generation therapies to address unmet needs, with currently marketed products in metabolic disease and sexual health from September 2013 - December 2017.  Prior to Vivus, Mr. Fischer served in positions of increasing responsibility with Johnson & Johnson, a public healthcare company, from 1983 until his retirement in 2012. Mr. Fischer served as Company Group Chairman, Johnson & Johnson, and Worldwide Franchise Chairman, Cardiovascular Devices, Cordis Corporation, from 2008 to 2012, which included responsibility for Cordis and Biosense Webster, and as Company Group Chairman, North America Pharmaceuticals from 2004 to 2007, which included responsibility for Ortho-McNeil Pharmaceuticals, Janssen, McNeil Pediatrics, and Scios. Prior to this position, He served as President of Ortho-McNeil Pharmaceuticals from 2000 to 2004, with his operating responsibilities encompassing the commercialization of products in multiple therapeutic categories including epilepsy, migraine, analgesic, anti-infective, cardiovascular, neurologic, psychiatric and women’s health areas. Mr. Fischer currently serves as a member of the board of directors Agile Therapeutics, Inc., a public pharmaceutical company focused on women’s health. He also serves on the board of directors of Marinus Pharmaceuticals, Inc., a public biopharmaceutical company focused on epilepsy and neuropsychiatric disorders. From April 2013 to September 2013, Mr. Fischer served on the board of directors of Trius Therapeutics, Inc., a public pharmaceutical company, until it was acquired by Cubist Pharmaceuticals, now a wholly owned subsidiary of Merck & Co., Inc. Mr. Fischer holds a Bachelor of General Studies from Ohio University and served as a captain in the U.S. Air Force.  Mr. Fischer brings extensive executive level strategic and operational experience to our Board needed for strategic planning, product development, commercialization and operations.

Jeffrey F. O’Donnell, Sr. Mr. O’Donnell has served as our director since February 2015; he had previously served as a director from October 2011 until February 2014. Mr. O’Donnell has extensive experience in the Healthcare industry, merging a solid, traditional corporate background with emerging growth experience. Jeff brings more than 20 years of Board and Chief Executive experience running emerging medical device firms. Businesses under his direct leadership have achieved over $1.5 Billion in value creation from initial public offering of stock or mergers and acquisitions. Currently, Jeff is the President and CEO of Trice Medical. Trice is an emerging growth medical device company developing optical needles used by orthopedic surgeons to diagnose soft tissue damage of joints. In 2008, Jeff started and ran Embrella Cardiovascular, a medical device startup company, which was sold in 2011 to Edwards Lifesciences (NYSE: EW). Prior to Embrella Cardiovascular, Jeff served as President and CEO of PhotoMedex (NASDAQ: PHMD) from 1999 to 2009. Prior to PhotoMedex, Jeff was the President and CEO of Cardiovascular Dynamics. His team took CCVD public on NASDAQ in June of 1996 and purchased Radiance Medical Systems and Endologix (NASDAQ: ELGX). From 1994 to 1995 Jeff held the position of President and CEO of Kensey Nash Corporation (NASDAQ: KNSY). Additionally, he has held several senior sales and marketing management positions at Boston Scientific Corporation, Guidant Corporation and with Johnson & Johnson’s Orthopedic Division. In 2005, Jeff was named LifeSciences CEO of the Year by Price Waterhouse Coopers. In 2011, Jeff was named the Greater Philadelphia Emerging Entrepreneur Of The Year by Ernst & Young. Jeff is a previous chairman of the board of Strata Skin Sciences (NASDAQ: SSKN) (2 years) and prior director for Cardiac Science (7 yrs.) and Endologix (12 yrs.). In 2016 he joined the Accel Board of AdvaMed; he is an observer on the Membership, Ethics, and Technology and Regulatory committees of the AdvaMed Board. And in 2017 Jeff assumed the role of Chairman of the Board for SpectraWave, a cardiology device startup. Jeff is a graduate of LaSalle University in Philadelphia earning a B.S. in Business Administration. Mr. O’Donnell brings his experience in the healthcare industry and cardiovascular space, along with his experience with emerging growth companies, which will make him a valuable member of our board of directors.

David Weild IV. Mr. Weild has served as a director since May 2015. Mr. Weild is founder, chairman and CEO of Weild & Co., Inc., parent company of the investment banking firm Weild Capital, LLC. Prior to Weild & Co., Mr. Weild was vice chairman of NASDAQ, president of PrudentialFinancial.com and head of corporate finance and equity capital markets at Prudential Securities, Inc. Mr. Weild holds an M.B.A. from the Stern School of Business and a B.A. from Wesleyan University. Mr. Weild is currently on the board of PAVmed. From September 2010 to June 2011, Mr. Weild served on the board of Helium.com, until it was acquired by R.R. Donnelly & Sons Co. Since 2003, Mr. Weild was a director and then chairman of the board of the 9-11 charity Tuesday’s Children.   He became chairman emeritus in late 2016 and still serves on the board.  Mr. Weild brings extensive financial, economic, stock exchange, capital markets, and small company expertise to the Company gained throughout his career on Wall Street.  He is a recognized expert in capital markets and has spoken at the White House, Congress, the SEC, OECD and the G-20 on how market structure can be bettered to improve capital formation and economic growth.

Family Relationships

There are no family relationships among any of our officers or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2017, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2017, except that Jeffrey O’Donnell filed one late report with respect to one transaction.

Independent Directors

Our board of directors has determined that each of Roy T. Tanaka, David Weild IV, Patrick J. Gallagher, Donald E. Foley, Seth H. Z. Fischer, Andrew L. Filler and Jeffrey F. O’Donnell, Sr. is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the Securities and Exchange Commission.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Messrs. Filler, Foley and Tanaka, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market. Mr. Filler is the chairman of our nominating and corporate governance committee.

Compensation Committee

Our compensation committee is currently comprised of Messrs. O’Donnell and Gallagher, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the NASDAQ Stock Market.  Mr. O’Donnell is the chairman of our compensation committee.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation, for our last two fiscal years awarded to, earned by or paid to our named executive officers: (i) Kenneth L. Londoner, our chief executive officer, executive chairman and member of our board, (ii) Gregory D. Cash, our former chief executive officer and former member of our board and (iii) Steven Chaussy, our chief financial officer.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kenneth L. Londoner, Chief Executive Officer, Executive Chairman and Director (7)	2017	435,000	-	758,500	(1)	-	-	-	1,193,500
	2016	315,000	-	538,940	(2)	-	-	-	853,940
Gregory D. Cash, President, Former Chief Executive Officer and Director	2017	179,252		137,000	(3)	-	-	-	316,252
	2016	325,000		259,221	(4)	-	-	-	584,221
Steven Chaussy, Chief Financial Officer	2017	180,833		380,000	(5)	-	-	-	560,833
	2016	110,000		386,000	(6)	-	-	-	496,000

(1)	Represents (i) common stock award or 450,000 shares granted November 8, 2017 and (ii) a common stock award of 50,000 shares granted on November 9, 2017
(2)	Represents (i) a common stock award of 250,000 shares granted May 4, 2016 and (ii) a common stock award of 41,500 shares granted December 8, 2016.
(3)	Represents a common stock award of 100,000 shares granted June 6, 2017
(4)
Represents (i) a stock option granted May 18, 2016 for the purchase of 150,000 shares of common stock at $1.84 for ten years, exercisable immediately and (ii) a common stock award of 20,875 shares granted December 8, 2016.

(5)	Represents a common stock award of 250,000 shares granted November 8, 2017
(6)	Represents a common stock award of 200,000 shares granted May 4, 2016.
(7)	Mr. Londoner served as our Executive Chairman and Director through the entirety of our last two fiscal years. Mr. Londoner has served as our Chief Executive Officer since July 31, 2017.

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

In connection with the termination of Mr. Cash’s employment with the Company, we entered into a General Release and Severance Agreement (the “Severance Agreement”) with Mr. Cash, pursuant to which Mr. Cash’s employment with the Company was terminated effective as of June 1, 2017.  Pursuant to the Severance Agreement, the Company agreed, among other things, to: (i) make severance payments in an amount equal to Mr. Cash’s base salary, less applicable taxes and other withholdings, through July 14, 2017, payable in equal installments in accordance with the normal payroll policies of the Company, with the first installment being paid on the Company’s first regular pay date on or after the fortieth (40th) day following the Separation Date, which initial payment shall include all installment amounts that would have been paid during the first forty (40) days following the Separation Date had installments commenced immediately following the Separation Date; (ii) provide through December 31, 2017, or until Mr. Cash becomes eligible for comparable employer sponsored health plan benefits, whichever is sooner, all health plan benefits to which Mr. Cash was entitled prior to the Separation Date, pursuant to Mr. Cash’s election of COBRA with the Company and Mr. Cash paying the relative costs therefor in the same proportion as existed while Mr. Cash was an active employee of the Company; (iii) issue 100,000 shares of restricted stock to Mr. Cash, subject to the terms and conditions of the BioSig Technologies, Inc. 2012 Equity Incentive Plan and the Award Agreement (as described below); and (iv) transfer to Mr. Cash title to certain equipment previously issued to him.

In connection with the termination of Mr. Cash’s employment with the Company, on May 31, 2017, the Company also entered into a Restricted Stock Award Agreement (the “Award Agreement”) with Mr. Cash, pursuant to which the Company issued 100,000 shares of restricted stock (the “Severance Shares”) to Mr. Cash, subject to the terms of the Award Agreement.

Pursuant to the Award Agreement, the Severance Shares will: (i) vest 100% as of the date of grant; (ii) be subject to forfeiture immediately upon any revocation by Mr. Cash of his release of claims against the Company under the Severance Agreement; and (iii) be subject to a one-year lock-up period, during which Mr. Cash will not be permitted to sell, transfer, pledge, hypothecate, margin, assign or otherwise encumber any of the Severance Shares.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2017.

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

BioSig Technologies, Inc. 2012 Equity Incentive Plan

On October 19, 2012, our board of directors adopted the 2012 Plan, which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. An aggregate of 15,186,123 shares of common stock are reserved for issuance under the 2012 Plan.  As of February 27, 2018, the number of options and restricted stock awards granted under the 2012 Plan are 15,184,383.

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors during the fiscal year ended December 31, 2017 for services to our company.

Name	Fees Earned or Paid in Cash ($)		Equity Awards ($)		Total ($)
Donald E. Foley		$-	$44,700	(1)	$44,700
Roy T. Tanaka		$-	$44,700	(1)	$44,700
Andrew L. Filler		$-	$44,700	(1)	$44,700
Patrick J Gallagher		$-	$42,084	(2)	$42,084
Seth H. Z. Fischer	$		$69,537	(3)	$69,537
Jeffrey F O’Donnell, Sr		$-	$378,500	(4)	$378,500
David Weild, IV		$-	$74,500	(5)	$74,500
Jerome B. Zeldis (former member) (6)		$-	$-		$-
Total:		$-	$698,721		$698,721

(1)	Represents (i) a common stock award of 30,000 shares granted November 9, 2017
(2)
Represents (i) a stock option granted December 22, 2017 for the purchase of 39,926 shares of common stock, vesting immediately, at an exercise price of $1.37 per share and termination date of December 22, 2027.

(3)
Represents (i) 2 stock options granted December 22, 2017 for the purchase of an aggregate of 65,972 shares of common stock, vesting immediately, at an exercise price of $1.37 per share and termination date of December 22, 2027.

(4)	Represents (i) a common stock award of 200,000 shares granted on November 8, 2017 and (ii) a common stock award of 50,000 shares granted November 9, 2017.
(5)	Represents (i) a common stock award of 50,000 shares granted November 9, 2017
(6)	Dr. Zeldis retired as our director on November 9, 2017.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2017, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	8,510,319	$2.10	1,907,509
Equity compensation plans not approved by security holders	-	-	-
Total	8,510,319	$2.10	1,907,509

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 27, 2018:

●	by each person who is known by us to beneficially own more than 5.0% of our common stock;

●	by each of our named executive officers and directors; and

●	by all of our named executive officers and directors as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.  With respect to the Series C and Series D Preferred Stock and warrants held by the beneficial owners listed below, there exist contractual provisions limiting conversion and exercise to the extent such conversion or exercise would cause such beneficial owner, together with its affiliates or members of a “group,” to beneficially own a number of shares of common stock which would exceed from 4.99% to 9.99% of our then outstanding shares of common stock following such conversion or exercise. The shares and percentage ownership of our outstanding shares indicated in the table below do not give effect to these limitations.  Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc., 12424 Wilshire Blvd., Suite 745, Los Angeles, California 90025.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Owned (1)(2)

5% Owners
Lora Mikolaitis	3,408,724	(3)	11.26%

David Cherry	2,358,639	(4)	7.73%

Ramachandra Malya	1,820,000	(5)	6.12%

Alpha Capital Anstalt	3,377,356	(6)	10.62%

Officers and Directors
Kenneth L. Londoner	4,361,853	(7)	14.26%

Roy T. Tanaka	974,802	(8)	3.16%

Seth H. Z. Fischer	616,916	(9)	2.02%

Patrick J. Gallagher	296,150	(10)	*

Jeffrey F. O’Donnell, Sr.	779,800	(11)	2.57%

Steve Chaussy	946,687	(12)	3.15%

Andrew L. Filler	80,000	(13)	*

David Weild IV	400,000	(14)	1.32%

Donald E. Foley	609,166	(15)	2.01%

All directors and executive officers as a group (9 persons)	9,065,374		29.72%

* Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 27, 2018, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 29,998,466 shares of common stock outstanding as of February 27, 2018.

(3)
Comprised of (i) 43,750 shares of common stock, (ii) options to purchase 287,500 shares of common stock that are currently exercisable or exercisable within 60 days of February 27, 2018, and (iii) 3,077,474 shares of common stock held by Miko Consulting Group, Inc. Lora Mikolaitis has sole voting and dispositive power over the securities held for the account of Miko Consulting Group, Inc.

(4)
Comprised of (i) 10,000 shares of common stock and warrants to purchase 5,000 shares of common stock, (ii) 316,642 shares of common stock and warrants to purchase 158,321 shares of common stock held by Thomas David Cherry as Trustee of Cherry Family Trust, a trust for which David Cherry is deemed the beneficial owner, and (iii) 1,245,784 shares of common stock and warrants to purchase 622,892 shares of common stock held by Cherry Pipes Ltd., David Cherry has sole voting and dispositive power over the securities held for the account of Cherry Pipes Ltd.

(5)	Comprised of (i) 1,280,000 shares of common stock and (ii) warrants to purchase 540,000 shares of common stock.

(6)
Konrad Ackermann has sole voting and dispositive power over the securities held for the account of this selling stockholder.  Includes (i) 288,536 shares of common stock issued upon conversion of 220 Series D shares as of February 27, 2018 (ii) 947,000 shares of common stock issuable upon conversion of Series D Preferred Stock, (iii) 349,725 shares of common stock as a make-whole dividend issuable upon the conversion of Series D Preferred Stock, and (iv) 1,792,095 of common stock issuable upon the exercise of warrants.

(7)
Comprised of (i) 762,250 shares of common stock directly held by Mr. Londoner, (ii) 3,019,974 shares of common stock held by Endicott Management Partners, LLC, an entity for which Mr. Londoner is deemed the beneficial owner, (iii) warrants to purchase 329,629 shares of common stock, and (v) options to purchase 250,000 shares of common stock that are currently exercisable.

(8)	Comprised of (i) 80,875 shares of common stock and (ii) options to purchase 893,927 shares of common stock that are currently exercisable.

(9)	Comprised of (i) 25,000 shares of common stock and (ii) options to purchase 591,916 shares of common stock that are currently exercisable or exercisable within 60 days of February 27, 2018.

(10)
Comprised of (i) 45,000 shares of common stock, (ii) options to purchase 239,926 shares of common stock that are currently exercisable or exercisable within 60 days of February 27, 2018, and (iii) warrants to purchase 11,224 shares of common stock.

(11)	Comprised of (i) 409,000 shares of common stock and (ii) options to purchase 370,800 shares of common stock that are currently exercisable.

(12)	Comprised of (i) 886,687 shares of common stock and (ii) options to purchase 60,000 shares of common stock that are currently exercisable.

(13)	Comprised of (i) 30,000 shares of common stock and (ii) options to purchase 50,000 shares of common stock that are currently exercisable.

(14)	Comprised of (i) 50,000 shares of common stock and (ii) options to purchase 350,000 shares of common stock that is currently exercisable.

(15)
Comprised of (i) 230,000 shares of common stock, (ii) options to purchase 279,166 shares of common stock that are currently exercisable or exercisable within 60 days of February 27, 2018 and (iii) warrants to purchase 100,000 shares of common stock.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Accrued expenses related primarily to travel reimbursements due related parties as of December 31, 2017 and 2016 was $27,375 and $15,755, respectively.

On April 1, 2017, the Company received and canceled 10,744 shares of its common stock as payment for short-swing profit pursuant to Section 16(b) of the U.S. Securities Exchange Act of 1934, as amended from Mr. Londoner.

On June 16, 2017 Mr. Cash was granted 100,000 shares of common stock at a cost basis of $1.37 per share in connection with his severance settlement. The granted shares vested immediately.

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors,  the Company entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company will pay Sherpa fee of (i) $200,000 in cash, of which $25,000 was paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 300,000 of the Company’s common stock at an exercise of $1.37 per share of common stock, of which 150,000 options vest immediately and 150,000 options are condition on the achievement of certain performance objectives.  Mr. Filler is the general counsel and partner of Sherpa.

Independent Directors

Our board of directors has determined that each of Roy T. Tanaka, David Weild IV, Patrick J. Gallagher, David E. Foley, Seth H. Z. Fischer, Andrew L. Filler and Jeffrey F. O’Donnell, Sr. is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC.  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent registered public accounting firm, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2017 and 2016, including review of our interim financial statements were $59,500 and $58,000, respectively.

Audit Related Fees. We incurred fees to our independent registered public accounting firm of $26,000 and $12,000 for audit related fees during the fiscal years ended December 31, 2017 and 2016, respectively, which related to consent for and review of registration statements filed by the Company with the SEC.

Tax Fees. We incurred fees to our independent registered public accounting firm of $3,500 and $3,500 for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2017 and 2016.

All Other Fees.  We incurred fees to our independent registered public accounting firm of $-0- and $-0- for all other fees during the fiscal years ended December 31, 2017 and 2016, respectively.

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

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
Consolidated Statement of Stockholders’ Deficit for the two years ended December 31, 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
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

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.10	Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on July 22, 2013)
10.1	BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on July 22, 2013)
10.2	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1 filed on July 22, 2013)
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
10.14
Amendment Agreement No. 4 to Securities Purchase Agreement, dated October 14, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.23 to the Form S-1/A filed on January 21, 2014)

10.15
Securities Purchase Agreement, dated December 31, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.24 to the Form S-1/A filed on January 21, 2014).

10.16
Registration Rights Agreement, dated December 31, 2013, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.25 to the Form S-1/A filed on January 21, 2014)

10.17	Form of Warrant used in connection with December 31, 2013 private placement (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed on January 21, 2014)
10.18	Amendment No. 1 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on March 28, 2014)
10.19
Amendment Agreement No. 5 to Securities Purchase Agreement, dated March 24, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.28 to the Form S-1/A filed on March 28, 2014)

10.20
Patent Assignment, dated March 17, 2014, by and among Budimir Drakulic, Thomas Foxall, Sina Fakhar and Branislav Vlajinic and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.29 to the Form S-1/A filed on May 1, 2014)

10.21
Securities Purchase Agreement, dated April 4, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.30 to the Form S-1/A filed on May 1, 2014)

10.22
Registration Rights Agreement, dated April 4, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed on May 1, 2014)

10.23	Form of Warrant used in connection with April 4, 2014 private placement (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed on May 1, 2014)
10.24	Executive Employment Agreement, dated July 15, 2014, by and between BioSig Technologies, Inc. and Gregory Cash (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 21, 2014)
10.25
Securities Purchase Agreement, dated as of August 15, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 21, 2014)

10.26
Registration Rights Agreement, dated as of August 15, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 21, 2014)

10.27	Form of Warrant used in connection with August 15, 2014 private placement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on August 21, 2014)
10.28	Form of Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 5, 2014)
10.29
Composite of Unit Purchase Agreement, dated December 19, 2014, as amended by Supplement No. 1, dated December 17, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.37 to the Form 10-K filed on February 20, 2015)

10.30
Registration Rights Agreement, dated December 19, 2014, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.38 to the Form 10-K filed on February 20, 2015)

10.31	Form of “B” Warrant used in connection with December 19, 2014 private placement (incorporated by reference to Exhibit 10.40 to the Form 10-K filed on February 20, 2015)
10.32	Amendment No. 2 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on April 17, 2015)
10.33	Amendment No. 3 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form S-1 filed on May 20, 2015)
10.34
Securities Purchase Agreement, dated as of May 11, 2015, by and between BioSig Technologies, Inc. and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 15, 2015)

10.35
Securities Purchase Agreement, dated as of May 11, 2015, by and between BioSig Technologies, Inc. and Brio Capital Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 15, 2015)

10.36
Amendment Agreement No. 6 to Securities Purchase Agreement, dated July 30, 2014, by and between BioSig Technologies, Inc. and certain purchasers (incorporated by reference to Exhibit 10.44 to the Form S-1/A filed on June 10, 2015)

10.37	Amendment No. 4 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 29, 2015)
10.38	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 29, 2015)
10.39
Unit Purchase Agreement, dated October 23, 2015, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on October 29, 2015)

10.40	Form of Warrant used in connection with October 23, 2015 private placement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on Form 8-K on October 29, 2015)
10.41
Registration Rights Agreement, dated October 23, 2015, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.04 to the Form 8-K filed on October 29, 2015)

10.42	Form of Subscription Agreement (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)
10.43
Unit Purchase Agreement, dated October 28, 2016, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)

10.44
Form of Warrant used in connection with October 28, 2016 private placement (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)

10.45
Registration Rights Agreement, dated October 28, 2016, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to the Item 1.01 – Entry Into a Material Definitive Agreement to the Form 8-K filed on November 3, 2016)

10.46	Amendment No. 5 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 25, 2016)
10.47	General Release and Severance Agreement, dated May 31, 2017, by and between BioSig Technologies, Inc. and Greg Cash (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 2, 2017)
10.48	Restricted Stock Award Agreement, dated May 31, 2017, by and between BioSig Technologies, Inc. and Greg Cash (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on June 2, 2017)
10.49
Form of Unit Purchase Agreement, dated April 6, 2016, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.61 to the Form S-1/A filed on August 3, 2017)

10.50	Form of Warrant used in connection with April 6, 2017 private placement (incorporated by reference to Exhibit 10.62 to the Form S-1/A filed on August 3, 2017)
10.51
Form of Registration Rights Agreement, dated April 6, 2017, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.63 to the Form S-1/A filed on August 3, 2017)

10.52	Certificate of Designation of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 9, 2017)
10.53
Form of Securities Purchase Agreement dated November 3, 2017, by and between BioSig Technologies, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2017)

10.54	Form of Warrant A used in connection with November 3, 2017 sale of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 9, 2017
10.55	Form of Warrant B used in connection with November 3, 2017 sale of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to Form 8-K filed on November 9, 2017
10.56
Form of Registration Rights Agreement dated November 3, 2017, by and between BioSig Technologies, Inc. and certain purchasers of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 10.4 to Form 8-K filed on November 9, 2017

10.57
Form of Securities Purchase Agreement dated February 16, 2018, by and between BioSig Technologies, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 16, 2018)

10.58	Form of Warrant used in connection with February 16, 2018 sale of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.2 to Form 8-K filed on February 16, 2018)
10.59
Form of Registration Rights Agreement dated February 16, 2018, by and between BioSig Technologies, Inc. and certain purchasers of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 10.3 to Form 8-K filed on February 16, 2018)

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

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: February 27, 2018	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: February 27, 2018	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DONALD E. FOLEY	Director	February 27, 2018
Donald E. Foley

/s/ ANDREW L. FILLER	Director	February 27, 2018
Andrew L. Filler

/s/ PATRICK J. GALLAGHER	Director	February 27, 2018
Patrick J. Gallagher

/s/ ROY T. TANAKA	Director	February 27, 2018
Roy T. Tanaka

/s/ SETH H. Z. FISCHER	Director	February 27, 2018
Seth H. Z. Fischer

/s/ JEFFREY F. O’DONNELL, SR.	Director	February 27, 2018
Jeffrey F. O’Donnell, Sr.

/s/ DAVID WEILD IV	Director	February 27, 2018
David Weild IV