Form 10-K/A
period 2017-12-31
BioSig Technologies, Inc.
filed 2018-03-26
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/ A
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

EXPLANATORY NOTE:

BioSig Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 27, 2018 (the “Form 10-K”), solely to update the Report of Independent Registered Public Accounting Firm (the “Report”), filed with the financial statements to the Form 10-K.  The Report was filed incorrectly due solely to administrative error. In connection with the filing of this Form 10-K/A and pursuant to the rules of the SEC, we are including with this Form 10-K/A certain new certifications by our principal executive officer and acting principal financial officer. Accordingly, Part II, Item 8 of the Form 10-K is being amended to include the updated Report and Part IV, Item 15 of the Form 10-K is being amended to reflect the filing of the new certifications.

Other than with respect to the foregoing, this Form 10-K/A does not modify or update in any way the disclosures made in the Form 10-K, including the disclosures contained in Part I, Part II (Items 5 through 7 and Items 9 through 9B) and Part III of the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect events that may have occurred subsequent to such original filing date.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of BioSig Technologies. Inc. (“Company”) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations since inception and has a net stockholders’ deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2 to the financial statements. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Liggett & Webb, P.A.

We have served as the Company’s auditor since 2013.

New York, New York
February 27, 2018

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

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS *	XBRL Instance Document

101 SCH *	XBRL Taxonomy Extension Schema Document

101 CAL *	XBRL Taxonomy Calculation Linkbase Document

101 LAB *	XBRL Taxonomy Labels Linkbase Document

101 PRE *	XBRL Taxonomy Presentation Linkbase Document

101 DEF *	XBRL Taxonomy Extension Definition Linkbase Document

*Previously filed with the Annual Report on Form 10-K filed February 27, 2018

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: March 26, 2018	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: March 26, 2018	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DONALD E. FOLEY	Director	March 26, 2018
Donald E. Foley

/s/ ANDREW L. FILLER	Director	March 26, 2018
Andrew L. Filler

/s/ PATRICK J. GALLAGHER	Director	March 26, 2018
Patrick J. Gallagher

/s/ ROY T. TANAKA	Director	March 26, 2018
Roy T. Tanaka

/s/ SETH H. Z. FISCHER	Director	March 26, 2018
Seth H. Z. Fischer

/s/ JEFFREY F. O’DONNELL, SR.	Director	March 26, 2018
Jeffrey F. O’Donnell, Sr.

/s/ DAVID WEILD IV	Director	March 26, 2018
David Weild IV