Form 10-Q
period 2018-03-31
BioSig Technologies, Inc.
filed 2018-05-04
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-55473

BIOSIG TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12424 Wilshire Blvd, Suite 745
Los Angeles, CA 90025
(Address of principal executive offices) (zip code)

(512) 329-2643
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

As of May 4, 2018, there were 34,619,071 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$1,035,100	$1,547,579
Prepaid expenses	119,111	116,938
Total current assets	1,154,211	1,664,517

Property and equipment, net	19,457	18,716

Other assets:
Deposits	22,477	17,084

Total assets	$1,196,145	$1,700,317

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $7,236 and $27,375 to related parties as of March 31, 2018 and December 31, 2017, respectively	$338,811	$473,098
Dividends payable	482,636	447,901
Warrant liability	-	2,358,240
Derivative liability	-	685,922
Total current liabilities	821,447	3,965,161

Series C Preferred Stock, 965 and 985 shares issued and outstanding; liquidation preference of $965,000 and $985,000 as of March 31, 2018 and December 31, 2017, respectively	965,000	985,000

Stockholders’ deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E Preferred Stock

Series D Preferred Stock, $0.001 par value, 687 and 1,334 shares issued and outstanding; liquidation preference of $1,030,500 and $2,001,000 as of March 31, 2018 and December 31, 2017, respectively	1	1
Series E Preferred Stock, $0.001 par value, 1,000 and 0 shares issued and outstanding; liquidation preference of $1,500,000 and $0 as of March 31, 2018 and December 31, 2017, respectively	1	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 30,497,707 and 29,321,204 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	30,498	29,321
Additional paid in capital	55,381,386	53,215,635
Common stock subscription	115,470	29,985
Accumulated deficit	(56,117,658)	(56,524,786)
Total stockholders’ deficit	(590,302)	(3,249,844)

Total liabilities and stockholders’ deficit	$1,196,145	$1,700,317

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2018	2017
Operating expenses:
Research and development	$862,420	$1,338,604
General and administrative	1,771,796	1,557,341
Depreciation	2,903	3,069
Total operating expenses	2,637,119	2,899,014

Loss from operations	(2,637,119)	(2,899,014)

Other income (expense):
Loss on change in fair value of derivatives	-	(373,611)
Interest income	85	-

Loss before income taxes	(2,637,034)	(3,272,625)

Income taxes (benefit)	-	-

Net loss	(2,637,034)	(3,272,625)

Preferred stock dividend	(305,046)	(23,745)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,942,080)	$(3,296,370)

Net loss per common share, basic and diluted	$(0.09)	$(0.14)

Weighted average number of common shares outstanding, basic and diluted	29,944,445	23,051,872

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

							Additional
	Series D Preferred stock		Series E Preferred stock		Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	1,334	$1	-	$-	29,321,204	$29,321	$53,215,635	$29,985	$(56,524,786)	$(3,249,844)
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	-	-	-	-	-	-	-	-	3,044,162	3,044,162
Common stock issued for services	-	-	-	-	100,000	100	141,900	-	-	142,000
Sale of common stock	-	-	-	-	200,000	200	299,785	(29,985)	-	270,000
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	-	-	-	-	13,334	13	19,987	-	-	20,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.25 per share	-	-	-	-	6,595	7	8,269	-	-	8,276
Common stock issued upon conversion of Series D Preferred Stock at $1.50 per share	(647)	-	-	-	647,000	647	(647)	-	-	-
Common stock issued settlement of Series D Preferred Stock accrued dividends at $1.25 per share	-	-	-	-	209,574	210	261,825	-	-	262,035
Sale of Series E Preferred stock	-	-	1,000	1	-	-	1,492,968	-	-	1,492,969
Common stock subscription received	-	-	-	-	-	-	-	115,470	-	115,470
Stock based compensation	-	-	-	-	-	-	246,710	-	-	246,710
Preferred stock dividend	-	-	-	-	-	-	(305,046)	-	-	(305,046)
Net loss	-	-	-	-	-	-	-	-	(2,637,034)	(2,637,034)
Balance, March 31, 2018 (unaudited)	687	$1	1,000	$1	30,497,707	$30,498	$55,381,386	$115,470	$(56,117,658)	$(590,302)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,637,034)	$(3,272,625)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	2,903	3,069
Change in derivative liabilities	-	373,611
Equity based compensation	388,710	560,746
Fair value of issued warrant to acquire research and development	-	543,927
Changes in operating assets and liabilities:
Prepaid expenses	(2,173)	(27,514)
Security deposit	(5,393)	-
Accounts payable	(134,714)	209,466
Deferred rent payable	427	(521)
Net cash used in operating activities	(2,387,274)	(1,609,841)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,644)	(1,620)
Net cash used in investing activity	(3,644)	(1,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	270,000	1,799,692
Proceeds from sale of Series E preferred stock	1,492,969	-
Proceeds from common stock subscription	115,470	-
Net cash provided by financing activities	1,878,439	1,799,692

Net (decrease) increase in cash and cash equivalents	(512,479)	188,231

Cash and cash equivalents, beginning of the period	1,547,579	1,055,895
Cash and cash equivalents, end of the period	$1,035,100	$1,244,126

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$28,276	$-
Common stock issued upon conversion of Series D Preferred Stock and accrued dividends	$262,035	$-
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	$3,044,162	$-
Accrual of dividend payable charged to additional paid in capital	$305,046	$23,745

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
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

The condensed balance sheet as of December 31, 2017 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the Company’s Form 10-K/A with the Securities and Exchange Commission on March 26, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2018, the Company had cash of $1,035,100 and working capital of $332,764. The Company raised approximately $1,500,000 through the sale of Series E preferred stock and warrants and $385,000 through the sale of common stock and warrants during the three months ended March 31, 2018 and approximately $4,675,000 subsequent to March 31, 2018 (See Note 11). During the three months ended March 31, 2018, the Company used net cash in operating activities of $2,387,274.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 6 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has stockholders’ deficiencies at March 31, 2018 and requires additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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

NOTE 3 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of the Company’s stock, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

At March 31, 2018 and December 31, 2017, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $862,420 and $1,338,604 for the three months ended March 31, 2018 and 2017, respectively.

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

The computation of basic and diluted loss per share as of March 31, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2018	March 31, 2017
Series C convertible preferred stock	643,333	713,333
Series D convertible preferred stock	687,000	-
Series E convertible preferred stock	1,000,000	-
Options to purchase common stock	8,230,319	8,245,190
Warrants to purchase common stock	12,237,628	10,419,655
Totals	22,798,280	19,378,178

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

As of March 31, 2018, the Company had 8,230,319 options outstanding to purchase shares of common stock, of which 7,168,319 were vested.

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

Registration Rights

On February 16, 2018, in connection with the Company’s private placement of Series E Preferred Stock and warrants, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days of the closing of the transactions contemplated by the Purchase Agreement (the “Filing Date”) covering the resale of (a) all shares of Common Stock Issuable upon conversion of the Preferred Shares, (b) all shares of Common Stock issuable upon exercise of the Warrants, (c) all other shares of Common Stock issued pursuant to any transaction documents which have been, or which may, from time to time be issued or become issuable to the Investors under the Transaction Documents (without regard to any limitation or restriction on purchases), and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event (“Registrable Securities”), not then registered.  The Company will use its reasonable best efforts to keep the registrations statement effective pursuant to Rule 415 under the Securities Act until the earlier of (i) the date on which the Investors shall have sold all the Registrable Securities covered thereby and (ii) that date that all Registrable Securities may be sold pursuant to Rule 144 without any public information requirement or volume or manner of sale limitations. The Company has estimated the liability under the registration rights agreement at $-0- as of March 31, 2018.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2018 and December 31, 2017 is summarized as follows:

	March 31, 2018	December 31, 2017
Computer equipment	$90,703	$87,059
Furniture and fixtures	12,975	12,975
Subtotal	103,678	100,034
Less accumulated depreciation	(84,221)	(81,318)
Property and equipment, net	$19,457	$18,716

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,903 and $3,069 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
Accrued accounting and legal	$151,745	$93,595
Accrued reimbursements	10,510	2,600
Accrued consulting	12,650	109,059
Accrued research and development expenses	148,932	246,030
Accrued office and other	644	7,912
Deferred rent	997	569
Accrued settlement related to arbitration	13,333	13,333
	$338,811	$473,098

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

In February 2018, the Company issued 9,919 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

In March 2018, the Company issued 10,010 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

Series C Preferred Stock issued and outstanding totaled 965 and 985 as of March 31, 2018 and December 31, 2017, respectively.  As of March 31, 2018 and December 31, 2017, the Company has accrued $432,660 and $419,283 dividends payable on the Series C Preferred Stock.

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

At December 31, 2017, the Company marked to market the fair value of the reset provisions of the Preferred Stock and warrants and determined fair values of $685,922 and $2,358,240, respectively. The fair values of the embedded derivatives were determined using the Multinomial Lattice pricing model and the following assumptions: estimated contractual term of 1.43 to 3.36 years, a risk free interest rate of 1.39% to 1.89%, a dividend yield of 0%, and volatility of 131%.

On January 1, 2018, the Company adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162.

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2018 and December 31, 2017, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and (2018) 1,000 shares of Series E Preferred Stock. As of March 31, 2018 and December 31, 2017, there were no outstanding shares of Series A and Series B preferred stock.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

Series C Preferred Stock

In February 2018, the Company issued 9,919 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In March 2018, the Company issued 10,010 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

Series D Preferred Stock

In January 2018, the Company issued an aggregate of 235,911 shares of its common stock in exchange for 180 shares of the Company’s Series D Preferred Stock and accrued dividends.

In February 2018, the Company issued an aggregate of 131,432 shares of its common stock in exchange for 100 shares of the Company’s Series D Preferred Stock and accrued dividends.

In March 2018, the Company issued an aggregate of 489,231 shares of its common stock in exchange for 367 shares of the Company’s Series D Preferred Stock and accrued dividends.

Series E Preferred Stock

On February 16, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 1,000 shares (the “Preferred Shares”) of its Series E Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $1.75 per share (the “Warrants”), in exchange for aggregate consideration of $1,492,969, net of transaction expenses of $7,031 (the “Transaction”).

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

In connection with the entry into the Purchase Agreement, the Investors and the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days of the closing of the transactions contemplated by the Purchase Agreement (the “Filing Date”) covering the resale of (a) all shares of Common Stock Issuable upon conversion of the Preferred Shares, (b) all shares of Common Stock issuable upon exercise of the Warrants, (c) all other shares of Common Stock issued pursuant to any transaction documents which have been, or which may, from time to time be issued or become issuable to the Investors under the Transaction Documents (without regard to any limitation or restriction on purchases), and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event (“Registrable Securities”), not then registered.  The Company will use its reasonable best efforts to keep the registrations statement effective pursuant to Rule 415 under the Securities Act until the earlier of (i) the date on which the Investors shall have sold all the Registrable Securities covered thereby and (ii) that date that all Registrable Securities may be sold pursuant to Rule 144 without any public information requirement or volume or manner of sale limitations.

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
MARCH 31, 2018
(unaudited)

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

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2018 and December 31, 2017, the Company had 30,497,707 and 29,321,204 shares issued and outstanding, respectively.

During the three months ended March 31, 2018, the Company issued 100,000 shares of its common stock for services totaling $142,000 ($1.42 per share).

During the three months ended March 31, 2018, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 180,000 shares of common stock and 90,000 warrants for aggregate proceeds of $270,000.

During the three months ended March 31, 2018, the Company issued 20,000 shares of common stock and 10,000 warrants for a previously received common stock subscription of $29,985.

NOTE 9 – OPTIONS AND WARRANTS

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

The following table presents information related to stock options at March 31, 2018:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	3,545,540	7.2	2,483,540
2.01-3.00	4,384,779	3.4	4,384,779
3.01-4.00	300,000	7.0	300,000
	8,230,319	5.2	7,168,319

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

A summary of the stock option activity and related information for the 2012 Plan for the three months ended March 31, 2018 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	8,510,319	$2.11	5.2	$27,045
Grants	50,000	$1.42	10.0	$-
Exercised	-
Canceled	(330,000)	1.66
Outstanding at March 31, 2018	8,230,319	$2.12	5.2	$158,930
Exercisable at March 31, 2018	7,168,319	$2.20	4.7	$104,305

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $1.57 as of March 31, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2018 and 2017 was estimated using the Black-Scholes pricing model.

On February 15, 2018, the Company granted 50,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.42 per share for a term of ten years with vesting immediately.

The following assumptions were used in determining the fair value of employee options for the three months ended March 31, 2018:

Risk-free interest rate	2.65%
Dividend yield	0%
Stock price volatility	94.10%
Expected life	5 years
Weighted average grant date fair value	$1.01

The fair value of all options vesting during the three months ended March 31, 2018 and 2017 of $246,710 and $42,984, respectively, was charged to current period operations.  Unrecognized compensation expense of $783,894 and $979,812 at March 31, 2018 and December 31, 2017, respectively, will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2018:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	7,615,982	February 2018 to May 2021
$1.75	500,000	August 2021
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	12,237,628

On January 5, 2018, the Company issued 100,000 warrants to purchase the Company’s common stock at $1.50 per share, expiring on January 5, 2021, in connection with the sale of the Company’s common stock.

On February 14, 2018, the Company entered into a consent agreement with the holders of the Company’s Series D Convertible Preferred Stock.  Pursuant to the consent, the Series D Holders consented to the Series E Preferred Stock transaction and are entitled at any time on or before April 17, 2018, to elect to receive the more favorable terms of the transaction.  In consideration for their entry into the consent, the Company issued to the Series D Holders warrants to purchase up to an aggregate of 100,000 shares of common stock.  The consent warrants are exercisable immediately and expire on February 14, 2021, and have an exercise price of $1.50 per share. The warrants contain certain anti-dilutive provisions (see Note 8).

On February 16, 2018, the Company issued an aggregate of 500,000 warrants to purchase the Company’s common stock at $1.75 per share, expiring on August 16, 2021, in connection with the sale of the Company’s Series E preferred stock.  The warrants contain certain anti-dilutive provisions (see Note 8).

A summary of the warrant activity for the three months ended March 31, 2018 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	12,789,086	$1.82	1.7	$551,636
Grants	700,000	$1.68	3.0	-
Exercised	-
Expired	(1,251,458)	$1.50	-	-
Outstanding at March 31, 2018	12,237,628	$1.85	1.7	$1,134,548

Vested and expected to vest at March 31, 2018	12,237,628	$1.85	1.7	$1,134,548
Exercisable at March 31, 2018	12,237,628	$1.85	1.7	$1,134,548

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

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

As of March 31, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of March 31, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of March 31, 2018:

	Warrant Liability	Derivative
Balance, December 31, 2017	$2,358,240	$685,922
Total (gains) losses
Transfers out due to the adoption of ASU 2017-11 effective January 1, 2018	(2,358,240)	(685,922)
Balance, March 31, 2018	$-	$-

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2018
(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

In April 2018, the Company issued an aggregate of 577,339 shares of its common stock in exchange for 454 shares of the Company’s Series D Preferred Stock and accrued dividends.

In April 2018, the Company issued an aggregate of 351,021 shares of its common stock in exchange for 370 shares of the Company’s Series C Preferred Stock and accrued dividends.

On April 30, 2018 the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 3,193,004 shares of  the Company’s common stock  and warrants to purchase an aggregate of 1,596,506 shares of the Company’s common stock, at an exercise price of $1.75 per share, in exchange for aggregate consideration of $4,789,502, net of transaction expenses of approximately $1,000 (the “April 2018 private placement”), of which $115,470 was received as common stock subscriptions as of March 31, 2018.

In connection with the April 2018 private placement, the Company issued additional warrants to purchase an aggregate of 83,334 shares of the Company’s common stock, at an exercise price of $1.50 per share to the Series E holders. In addition, 500,000 warrants to purchase the Company’s common stock at an exercise price of $1.75 per share previously issued to the Series E holders were reset to an exercise price of $1.50 per share.

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

Our significant recent achievements to date include:

●	On January 9, 2018, we announced that we have partnered with Charles Austin and JK Advisors in preparation of the commercial launch of our PURE EP System.

●	On January 10, 2018, Dr. Asirvatham and his team performed our eleventh pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On February 22, 2018, we announced that we have partnered with Focus Marketing to assist our commercial team in preparation of our launch of our PURE EP System.

●
On March 20, 2018, we announced that we have formed an Advisory Board to advise the leadership of BioSig on a range of subjects, including strategy, marketing, government affairs, partnerships, mergers and acquisitions, intellectual property, and capital markets.

●	On March 28, 2018, we announced that we have filed our 510(k) application to the U.S. Food and Drug Administration (FDA) for our first product, PURE EP™ System.

We have conducted a total of twelve pre-clinical studies to date with the PURE EP™ System prototype. We conducted our first three pre-clinical studies in 2015 at Mayo Clinic in Rochester, Minnesota.  We have continued additional pre-clinical studies as part of an advanced research program since June 2016 at Mayo Clinic in Rochester, Minnesota. We also conducted one pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the VT model.

In the third quarter of 2017, in collaboration with Health Research International, we conducted a detailed survey of U.S. electrophysiologists to gather opinions on the main features of the PURE EP System.

We intend to continue further pre-clinical studies at Mayo Clinic and we intend to conduct a pre-clinical study at the Cardiac Arrhythmia Center at the University of California at Los Angeles.  We intend to conduct further pre-clinical studies, and research studies. The main objective of these studies is to evaluate various findings and to  demonstrate the preclinical potential of the PURE EP System.

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

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2018 and 2017.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2018 were $862,420, a decrease of $476,184, or 35.6%, from $1,338,604 for the three months ended March 31, 2017. This decrease is primarily due acquired research and development as we develop our proprietary technology platform in 2017 of $543,927, net with additional personnel and outside design costs. Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2018	March 31, 2017
Salaries and equity compensation	$287,849	$260,722
Consulting expenses	131,601	91,545
Clinical studies and design work	419,325	396,301
Acquired research and development	-	543,927
Travel, supplies, other	23,645	46,109
Total	$862,420	$1,338,604

Stock based compensation for research and development personnel was $98,589 and $13,104 for the three months ended March 31, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2018 were $1,771,796, an increase of $214,455, or 13.8%, from $1,557,341 incurred in the three months ended March 31, 2017. This increase is primarily due to an increase in employees in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $534,627 in the current period from $279,580 for the three months ended March 31, 2017, an increase of $255,047.  The increase was due to added staff in 2018 for commercialization, support personnel and a full time Chief Financial Officer in 2018.  We incurred $290,121 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2018 as compared to $547,642 in stock based compensation for the same period in 2017.

Professional services for the three months ended March 31, 2018 totaled $208,922, an increase of $126,371, or 153.1%, over the $82,551 recognized for the three months ended March 31, 2017. Of professional services, legal fees totaled $161,922 for the three months ended March 31, 2018, an increase of $119,371, or 280.5%, from $42,551 incurred for the three months ended March 31, 2017.  Accounting fees incurred in the three months ended March 31, 2018 amounted to $47,000, an increase of $7,000, or 17.5%, from $40,000 incurred in same period last year.  The increase in legal fees was primarily due registration statements and patent filing and research costs in 2018.

Consulting, public and investor relations fees for the three months ended March 31, 2018 were $532,050 as compared to $493,666 incurred for the three months ended March 31, 2017. The increase in consulting and investor relations fees during the three months ended March 31, 2018 relate to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended March 31, 2018 were $90,921, an increase of $26,661, or 41.5%, from $64,260 incurred in the three months ended March 31, 2017. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended March 31, 2018 totaled $34,853, an increase of $3,203 or 10.1%, from $31,650 incurred in three months ended March 31, 2017.

Depreciation Expense. Depreciation expense for the three months ended March 31, 2018 totaled $2,903 a decrease of $166, or 5.4%, over the expense of $3,069 incurred in the three months ended March 31 2017, as a result of the  aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we were required to estimate the fair value of the embedded beneficial conversion features of our issued Series C and Series D Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended March 31, 2017, we incurred a loss on change in fair values of these derivatives of $373,611. On January 1, 2018, we adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162 and are no longer required to treat certain embedded beneficial conversion features or reset (anti-dilution) provisions as liabilities.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2018 totaled $305,046, an increase of $281,301, or 1,184.7% from $23,745 incurred during the three months ended March 31, 2017. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant increase in 2018 as compared to 2017 is the result of conversions of the Series D Preferred Stock and the payment, upon conversion, of a required minimum dividend of $270 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended March 31, 2018 was $2,942,080 compared to a net loss of $3,296,370 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Three Months Ended March 31, 2018 Compared to three Months Ended March 31, 2017

As of March 31, 2018, we had a working capital of $332,764, comprised of cash of $1,035,100 and prepaid expenses of $119,111, which was offset by $338,811 of accounts payable and accrued expenses and accrued dividends on preferred stock issuances of $482,636.  For the three months ended March 31, 2018, we used $2,387,274 of cash in operating activities and $3,644 of cash in investing activities.

Cash provided by financing activities totaled $1,878,439, comprised of proceeds from the sale of our common stock and receipt of common stock subscriptions of $385,470 and the sale of our Series E preferred stock of $1,492,969. In the comparable period in 2017, our aggregate cash provided by financing activities totaled $1,799,692 comprised proceeds from the sale of our common stock. At March 31, 2018, we had cash of $1,035,100 compared to $1,547,579 at December 31, 2017. Our cash is held in bank deposit accounts. At March 31, 2018 and December 31, 2017, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2018 and 2017 was $2,387,274 and $1,609,841, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from additional in operating costs and general and administrative expenses and a decrease of our outstanding accounts payable by $134,714.

We used $3,644 cash for investing activities for the three months ended March 31, 2018, compared to $1,620 for the three months ended March 31, 2017.  For both periods, we purchased computer and other equipment.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will not be sufficient to fund our operating expenses and capital equipment requirements. We anticipate we will need approximately $8 million in addition to our current cash on hand to fund our operating expenses and capital equipment requirements for the next 12 months.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at March 31, 2018 and December 31, 2017 was $-0-.

At March 31, 2018 and December 31, 2017, the Company had reimbursable travel and other related expenses due related parties of $7,236 and $27,375, respectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 5, 2018, we consummated one closing under the Unit Purchase Agreement, dated April 6, 2017, by and among certain accredited investors (as defined by Rule 501 under the Securities Act of 1933, as amended), pursuant to which we issued 200,000 shares of our common stock and 100,000 warrants to purchase one share of our common stock, exercisable at a price of $1.50 per share and expiring January 5, 2021, in exchange for aggregate consideration of $299,985, net of $15 in expenses. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On February 16, 2018, we entered into a Securities Purchase Agreement with certain institutional accredited investors, pursuant to which we sold to the Investors an aggregate of 1,000 shares of our its Series E Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 500,000 shares of our common stock, par value $0.001 per share, at an exercise price of $1.75 per share, in exchange for aggregate consideration of $1,492,969, net of transaction expenses of $7,031. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On April 30, 2018, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 3,193,004 shares of  the Company’s common stock  and warrants to purchase an aggregate of 1,596,506 shares of the Company’s common stock, at an exercise price of $1.75 per share, in exchange for aggregate consideration of $4,789,502, net of transaction expenses of approximately $1,000 (the “April 2018 private placement”), of which $115,470 was received as common stock subscriptions as of March 31, 2018. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

BIOSIG TECHNOLOGIES, INC.

Date: May 4, 2018	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 4, 2018	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)