Form 10-Q
period 2018-06-30
BioSig Technologies, Inc.
filed 2018-07-27
CIK 1530766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 37,344,892 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$3,673,137	$1,547,579
Prepaid expenses	166,112	116,938
Total current assets	3,839,249	1,664,517

Property and equipment, net	21,098	18,716

Other assets:
Patents, net	258,233	-
Deposits	59,208	17,084

Total assets	$4,177,788	$1,700,317

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $12,648 and $27,375 to related parties as of June 30, 2018 and December 31, 2017, respectively	$219,495	$473,098
Dividends payable	305,737	447,901
Warrant liability	-	2,358,240
Derivative liability	-	685,922
Total current liabilities	525,232	3,965,161

Series C Preferred Stock, 575 and 985 shares issued and outstanding; liquidation preference of $575,000 and $985,000 as of June 30, 2018 and December 31, 2017, respectively	575,000	985,000

Stockholders’ equity (deficit)
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E Preferred Stock

Series D Preferred Stock, $0.001 par value, 0 and 1,334 shares issued and outstanding; liquidation preference of $0 and $2,001,000 as of June 30, 2018 and December 31, 2017, respectively	-	1
Series E Preferred Stock, $0.001 par value, 1,000 and 0 shares issued and outstanding; liquidation preference of $1,500,000 and $0 as of June 30, 2018 and December 31, 2017, respectively	1	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 36,709,302 and 29,321,204 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	36,709	29,321
Additional paid in capital	64,925,227	53,215,635
Common stock subscription	-	29,985
Accumulated deficit	(61,884,381)	(56,524,786)
Total stockholders’ equity (deficit)	3,077,556	(3,249,844)

Total liabilities and stockholders’ equity (deficit)	$4,177,788	$1,700,317

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$1,449,508	$1,339,039	$2,311,928	$2,677,643
General and administrative	4,314,552	1,676,336	6,086,348	3,233,677
Depreciation	2,926	2,997	5,829	6,066
Total operating expenses	5,766,986	3,018,372	8,404,105	5,917,386

Loss from operations	(5,766,986)	(3,018,372)	(8,404,105)	(5,917,386)

Other income (expense):
Loss on change in fair value of derivatives	-	(60,244)	-	(433,855)
Interest income	263	54	348	54

Loss before income taxes	(5,766,723)	(3,078,562)	(8,403,757)	(6,351,187)

Income taxes (benefit)	-	-	-	-

Net loss	(5,766,723)	(3,078,562)	(8,403,757)	(6,351,187)

Preferred stock dividend	(280,867)	(22,863)	(585,913)	(46,608)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,047,590)	$(3,101,425)	$(8,989,670)	$(6,397,795)

Net loss per common share, basic and diluted	$(0.18)	$(0.12)	$(0.28)	$(0.27)

Weighted average number of common shares outstanding, basic and diluted	34,518,208	25,131,486	32,243,961	24,097,424

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2018
							Additional
	Series D Preferred stock		Series E Preferred stock		Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	1,334	$1	-	$-	29,321,204	$29,321	$53,215,635	$29,985	$(56,524,786)	$(3,249,844)
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	-	-	-	-	-	-	-	-	3,044,162	3,044,162
Common stock issued for services	-	-	-	-	1,450,000	1,450	2,530,050	-	-	2,531,500
Sale of common stock	-	-	-	-	3,533,004	3,533	5,294,897	(29,985)	-	5,268,445
Common stock issued upon exercise of warrants at $1.50 per share	-	-	-	-	285,264	285	427,611	-	-	427,896
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	-	-	-	-	273,338	273	409,727	-	-	410,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.61 per share	-	-	-	-	116,580	117	187,689	-	-	187,806
Common stock issued upon conversion of Series D Preferred Stock at $1.50 per share	(1,334)	(1)	-	-	1,334,000	1,334	(1,333)	-	-	-
Common stock issued settlement of Series D Preferred Stock accrued dividends at $1.36 per share	-	-	-	-	395,912	396	539,875	-	-	540,271
Sale of Series E Preferred stock	-	-	1,000	1	-	-	1,492,968	-	-	1,492,969
Stock based compensation	-	-	-	-	-	-	1,414,021	-	-	1,414,021
Preferred stock dividend	-	-	-	-	-	-	(585,913)	-	-	(585,913)
Net loss	-	-	-	-	-	-	-	-	(8,403,757)	(8,403,757)
Balance, June 30, 2018 (unaudited)	-	$-	1,000	$1	36,709,302	$36,709	$64,925,227	$-	$(61,884,381)	$3,077,556

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,403,757)	$(6,351,187)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	5,829	6,066
Equipment distribution as officer compensation		3,210
Change in derivative liabilities	-	433,855
Equity based compensation	3,945,521	1,082,858
Fair value of issued warrant to acquire research and development	-	543,927
Changes in operating assets and liabilities:
Prepaid expenses	(49,174)	(40,759)
Security deposit	(42,124)	-
Accounts payable and accrued expenses	(254,457)	870,186
Deferred rent payable	854	(1,114)
Net cash used in operating activities	(4,797,308)	(3,452,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	(258,233)	-
Purchase of property and equipment	(8,211)	(1,620)
Net cash used in investing activity	(266,444)	(1,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	5,268,445	3,039,372
Proceeds from sale of Series E preferred stock	1,492,969	-
Proceeds from exercise of warrants at $1.50 per share	427,896	-
Proceeds from common stock subscription	-	239,970
Net cash provided by financing activities	7,189,310	3,279,342

Net increase (decrease) in cash and cash equivalents	2,125,558	(175,236)

Cash and cash equivalents, beginning of the period	1,547,579	1,055,895
Cash and cash equivalents, end of the period	$3,673,137	$880,659

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$597,806	$88,991
Reclassify fair value of derivative liability to equity	$-	$15,676
Common stock issued upon conversion of Series D Preferred Stock and accrued dividends	$540,271	$-
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	$3,044,162	$-

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
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

Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the Company’s Form 10-K/A with the Securities and Exchange Commission on March 26, 2018.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2018, the Company had cash of $3,673,137 and working capital of $3,314,017. The Company raised approximately $1,500,000 through the sale of Series E preferred stock and warrants, $5,300,000 through the sale of common stock and warrants and $428,000 from the exercise of previously issued warrants during the six months ended June 30, 2018 and approximately $900,000 subsequent to June 30, 2018 (See Note 13). During the six months ended June 30, 2018, the Company used net cash in operating activities of $4,797,308.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 6 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that if approval of their products is received that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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
JUNE 30, 2018
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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

At June 30, 2018 and December 31, 2017, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,449,508 and $2,311,928 for the three and six months ended June 30, 2018; and $1,339,039 and $2,677,643 for the three and six months ended June 30, 2017, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

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

The computation of basic and diluted loss per share as of June 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2018	June 30, 2017
Series C convertible preferred stock	383,333	670,000
Series E convertible preferred stock	1,000,000	-
Options to purchase common stock	8,745,319	8,245,190
Warrants to purchase common stock	13,546,521	11,019,913
Totals	23,675,173	19,935,103

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

As of June 30, 2018, the Company had 8,745,319 options outstanding to purchase shares of common stock, of which 8,004,153 were vested.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

Patents, net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510 (k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon patent approval, capitalized costs will be amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product.

Registration Rights

On February 16, 2018, in connection with the Company’s private placement of Series E Preferred Stock and warrants, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days of the closing of the transactions contemplated by the Purchase Agreement (the “Filing Date”) covering the resale of (a) all shares of Common Stock Issuable upon conversion of the Preferred Shares, (b) all shares of Common Stock issuable upon exercise of the Warrants, (c) all other shares of Common Stock issued pursuant to any transaction documents which have been, or which may, from time to time be issued or become issuable to the Investors under the Transaction Documents (without regard to any limitation or restriction on purchases), and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event (“Registrable Securities”), not then registered.  The Company will use its reasonable best efforts to keep the registrations statement effective pursuant to Rule 415 under the Securities Act until the earlier of (i) the date on which the Investors shall have sold all the Registrable Securities covered thereby and (ii) that date that all Registrable Securities may be sold pursuant to Rule 144 without any public information requirement or volume or manner of sale limitations. The Company has estimated the liability under the registration rights agreement at $-0- as of June 30, 2018.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2018 and December 31, 2017 is summarized as follows:

	June 30, 2018	December 31, 2017
Computer equipment	$91,518	$87,059
Furniture and fixtures	16,726	12,975
Subtotal	108,244	100,034
Less accumulated depreciation	(87,146)	(81,318)
Property and equipment, net	$21,098	$18,716

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,926 and $5,829 for the three and six months ended June 30, 2018; and $2,997 and $6,066 for the three and six months ended June 30, 2017, respectively.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017
Accrued accounting and legal	$40,775	$93,595
Accrued reimbursements	9,767	2,600
Accrued consulting	49,035	109,059
Accrued research and development expenses	89,918	246,030
Accrued office and other	15,243	7,912
Deferred rent	1,424	569
Accrued settlement related to arbitration	13,333	13,333
	$219,495	$473,098

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
JUNE 30, 2018
(unaudited)

In March 2018, the Company issued 10,010 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2018, the Company issued 351,021 shares of its common stock in exchange for 370 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2018, the Company issued 18,968 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

Series C Preferred Stock issued and outstanding totaled 575 and 985 as of June 30, 2018 and December 31, 2017, respectively.  As of June 30, 2018 and December 31, 2017, the Company has accrued $267,189 and $419,283 dividends payable on the Series C Preferred Stock.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2018 and December 31, 2017, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and (2018) 1,000 shares of Series E Preferred Stock. As of June 30, 2018 and December 31, 2017, there were no outstanding shares of Series A and Series B preferred stock.

Series C Preferred Stock

In February 2018, the Company issued 9,919 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In March 2018, the Company issued 10,010 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2018, the Company issued 351,021 shares of its common stock in exchange for 370 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2018, the Company issued 18,968 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

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

In May 2018, the Company issued an aggregate of 261,709 shares of its common stock in exchange for 206 shares of the Company’s Series D Preferred Stock and accrued dividends.

In June 2018, the Company issued an aggregate of 34,290 shares of its common stock in exchange for 27 shares of the Company’s Series D Preferred Stock and accrued dividends.

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

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

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

As a result of sale of the Company’s common stock in April 2018, the full-ratchet anti-dilution protection provision of the warrants decreased the exercise price of the warrants from $1.75 per share to $1.50 per share and increased the aggregate number of shares issuable under the warrants from 500,000 to 583,334.

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

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2018 and December 31, 2017, the Company had 36,709,302 and 29,321,204 shares issued and outstanding, respectively.

During the six months ended June 30, 2018, the Company issued 1,450,000 shares of its common stock for services totaling $2,531,500 ($1.75 per share).

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

During the six months ended June 30, 2018, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 3,513,004 shares of common stock and 1,756,506 warrants for aggregate proceeds of $5,268,445.

During the six months ended June 30, 2018, the Company issued 20,000 shares of common stock and 10,000 warrants for a previously received common stock subscription of $29,985.

During the six months ended June 30, 2018, the Company issued 285,264 shares of common stock in exchange for proceeds of $427,896 from the exercise of warrants.

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

The following table presents information related to stock options at June 30, 2018:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.01-2.00	4,060,540	7.0	3,319,374
2.01-3.00	4,384,779	3.2	4,384,779
3.01-4.00	300,000	6.8	300,000
	8,745,319	5.1	8,004,153

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

A summary of the stock option activity and related information for the 2012 Plan for the six months ended June 30, 2018 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	8,510,319	$2.11	5.2	$27,045
Grants	865,000	$1.75	10.0	$-
Exercised	-
Canceled	(630,000)	1.56
Outstanding at June 30, 2018	8,745,319	$2.11	5.1	$3,190,390
Exercisable at June 30, 2018	8,004,153	$2.16	4.8	$2,648,701

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.37 of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure using the Company’s own historical stock prices. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2018 and 2017 was estimated using the Black-Scholes pricing model.

On February 15, 2018, the Company granted 50,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.42 per share for a term of ten years with vesting immediately.

On May 4, 2018, the Company granted 565,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.77 per share for a term of ten years with vesting immediately.

On May 14, 2018, the Company granted 250,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $1.77 per share for a term of ten years with vesting immediately.

The following assumptions were used in determining the fair value of employee options for the six months ended June 30, 2018:

Risk-free interest rate		2.65% to 2.85%
Dividend yield		0%
Stock price volatility		92.65% to 94.10%
Expected life	5	years
Weighted average grant date fair value		$1.28

The fair value of all options vesting during the three and six months ended June 30, 2018 of $1,167,313 and $1,414,021 and for the three and six months ended June 30, 2017 of $54,243 and $97,227, respectively, was charged to current period operations.  Unrecognized compensation expense of $387,971 and $979,812 at June 30, 2018 and December 31, 2017, respectively, will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2018:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.001	383,320	January 2020
$1.50	7,758,369	July 2018 to August 2021
$1.75	1,666,506	May 2021
$1.84	35,076	January 2020
$1.95	1,689,026	October 2018 to September 2019
$2.00	100,000	August 2018
$2.02	30,755	January 2020
$2.50	100,000	August 2018
$2.75	228,720	August 2019 to September 2019
$3.67	214,193	December 2018 to January 2019
$3.75	1,340,556	April 2019 to March 2020
	13,546,521

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

On February 16, 2018, the Company issued an aggregate of 500,000 warrants to purchase the Company’s common stock at $1.75 per share, expiring on August 16, 2021, in connection with the sale of the Company’s Series E preferred stock.  The warrants contain certain anti-dilutive provisions. On April 30, 2018, the exercise prices of the previously issued 500,000 warrants were reset to $1.50 and an additional 83,334 warrants were issued at $1.50 per share due to reset provisions (see Note 8).

On April 30, 2018, the Company issued 1,596,506 warrants to purchase the Company’s common stock at $1.75 per share, expiring on April 30, 2021, in connection with the sale of the Company’s common stock.

On May 11, 2018, the Company issued 70,000 warrants to purchase the Company’s common stock at $1.75 per share, expiring on May 11, 2021, in connection with the sale of the Company’s common stock.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

A summary of the warrant activity for the six months ended June 30, 2018 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	12,789,086	$1.82	1.7	$551,636
Grants	2,449,840	$1.67	3.0	-
Exercised	(285,264)	$1.50
Expired	(1,407,141)	$1.50	-	-
Outstanding at June 30, 2018	13,546,521	$1.84	1.7	$9,466,845

Vested and expected to vest at June 30, 2018	13,546,521	$1.84	1.7	$9,466,845
Exercisable at June 30, 2018	13,546,521	$1.84	1.7	$9,466,845

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $2.37 of June 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at June 30, 2018 and December 31, 2017 was $-0-.

At June 30, 2018 and December 31, 2017, the Company had reimbursable travel and other related expenses due related parties of $12,648 and $27,375, respectively.

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

During the three months and six months ended June 30, 2018 and 2017, the Company paid $102,219 and $277,219 as patent costs, consulting fees and expense reimbursements. As of June 30, 2018 and December 31, 2017, there was an unpaid balance of $0.

BIOSIG TECHNOLOGIES, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2018
(unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating leases

On May 22, 2018, the Company entered into a fifth lease amendment agreement, whereby the Company agreed to extend the lease for the original office space and expand with additional space in Los Angeles, California, commencing June 14, 2018 and expiring on June 30, 2021.  In connection with the lease, the Company is obligated to lease parking spaces at an aggregate approximate cost of $1,017 per month.  In addition, the Company entered into a lease for storage space with the Los Angeles, California building commencing on December 1, 2017 and expiring on August 31, 2019.

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
2018	$100,465
2019	198,239
2020	201,993
2021	102,623
$603,320

NOTE 12 – FAIR VALUE MEASUREMENT

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
JUNE 30, 2018
(unaudited)

The carrying value of the Company’s cash and cash equivalents, accounts payable and other current assets and liabilities approximate fair value because of their short-term maturity.

As of June 30, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of June 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of June 30, 2018:

	Warrant Liability	Derivative
Balance, December 31, 2017	$2,358,240	$685,922
Total (gains) losses
Transfers out due to the adoption of ASU 2017-11 effective January 1, 2018	(2,358,240)	(685,922)
Balance, June 30, 2018	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

In July 2018, the Company issued an aggregate of 90,087 shares of common stock in exchange for 100 shares of our Series C 9% Convertible Preferred Stock and accrued dividends.

On July 11, 2018, the Company issued an aggregate of 101,000 shares of its common stock to consultants for services rendered with a fair value of $237,300.

In July 2018, the Company issued an aggregate of 379,897 shares of its common stock in exchange for warrants exercised at $1.50 per share for aggregate proceeds of $569,846.

In July  2018 the Company entered into a unit purchase agreement with certain accredited investors pursuant to which the Company received subscriptions for 209,655 shares of our common stock and 52,416 “Series A” warrants to purchase our common stock, exercisable at a price of $1.50 per share and expiring nine months from issuance, and 52,416 “Series B” warrants to purchase our common stock, exercisable at a price of $2.74 per share expiring three years from issuance in exchange for aggregate consideration of $477,801, net of expenses of $210.

On July 24, 2018 the Company issued 50,000 shares of common stock in exchange for 50,000 options exercised at $1.74 per share for proceeds of $87,000.

On July 25, 2018 the Company issued 14,606 shares of common stock in exchange for 100,000 warrants at a strike price of $2.00 exercised cashless at $2.3421 per share.

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

●
On May 9, 2018, we filed one “omnibus” hardware and software patent application with multiple claim sets, and a multiple feature-set graphical user interface (“GUI”) design patent, with detailed technical descriptions across multiple BioSig elements of novelty.

●	On June 14, 2018, Dr. Asirvatham and his team performed our twelfth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

We have conducted a total of thirteen pre-clinical studies to date with the PURE EP™ System prototype. We conducted our first three pre-clinical studies in 2015 at Mayo Clinic in Rochester, Minnesota.  We have continued additional pre-clinical studies as part of an advanced research program since June 2016 at Mayo Clinic in Rochester, Minnesota. We also conducted one pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the VT model.

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

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June, 2018 and 2017.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2018 were $1,449,508, an increase of $110,469, or 8.2%, from $1,339,039 for the three months ended June 30, 2017. This increase is primarily due to additional personnel, consulting work and stock based compensation during the current quarter as compared to the three months ended June 30, 2017, net with reduction in design work. Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2018	June 30, 2017
Salaries and equity compensation	$1,007,072	$291,320
Consulting expenses	270,209	157,140
Clinical studies and design work	126,480	845,294
Travel, supplies, other	45,747	45,285
Total	$1,449,508	$1,339,039

Stock based compensation for research and development personnel was $493,352 and $8,020 for the three months ended June 30, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2018 were $4,314,552, an increase of $2,638,216, or 157.4%, from $1,676,336 incurred in the three months ended June 30, 2017. This increase is primarily due to an increase in employees in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $654,841 in the current period from $465,012 for the three months ended June 30, 2017, an increase of $189,829.  The increase was due to added staff in 2018 for commercialization, support personnel and a full time Chief Financial Officer in 2018.  We incurred $2,797,961 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2018 as compared to $514,093 in stock based compensation for the same period in 2017.

Professional services for the three months ended June 30, 2018 totaled $27,068, a decrease of $120,731, or 81.7%, over the $147,799 recognized for the three months ended June 30, 2017. Of professional services, legal fees totaled $4,918 for the three months ended June 30, 2018, a decrease of $128,131, or 96.3, from $133,049 incurred for the three months ended June 30, 2017.  The primary decrease was due to reduction in previous years incurred legal fees cancelled and less legal assistance in 2018.  Accounting fees incurred in the three months ended June 30, 2018 amounted to $22,150, an increase of $7,400, or 50.7%, from $14,750 incurred in same period last year.  The increase in accounting fees was primarily due registration statements in 2018.

Consulting, public and investor relations fees for the three months ended June 30, 2018 were $289,846 as compared to $364,144 incurred for the three months ended June 30, 2017. The decrease in consulting and investor relations fees during the three months ended June 30, 2018 relate to our internal continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended June 30, 2018 were $128,881, an increase of $28,241, or 28.1%, from $100,640 incurred in the three months ended June 30, 2017. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended June 30, 2018 totaled $42,216, an increase of $10,457 or 32.9%, from $31,759 incurred in three months ended June 30, 2017. The increase in 2018 as compared to 2017 is due primarily expanding our Los Angeles office and adding an administrative center in Austin, Texas.

Depreciation Expense. Depreciation expense for the three months ended June 30, 2018 totaled $2,926 a decrease of $71, or 2.4%, over the expense of $2,997 incurred in the three months ended June 30 2017, as a result of the  aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we were required to estimate the fair value of the embedded beneficial conversion features of our issued Series C and Series D Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended June 30, 2017, we incurred a loss on change in fair values of these derivatives of $60,244. On January 1, 2018, we adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162 and are no longer required to treat certain embedded beneficial conversion features or reset (anti-dilution) provisions as liabilities.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2018 totaled $280,867, an increase of $258,004, or 1,128.5% from $22,863 incurred during the three months ended June 30, 2017. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant increase in 2018 as compared to 2017 is the result of conversions of the Series D Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended June 30, 2018 was $6,047,590 compared to a net loss of $3,101,425 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2018 and 2017.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2018 were $2,311,928, a decrease of $365,715, or 13.7%, from $2,677,643 for the six months ended June 30, 2017. This decrease is primarily due acquired research and development as we develop our proprietary technology platform in 2017 of $543,927 and reduction in outside design work, net with additional personnel and consulting costs. Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2018	June 30, 2017
Salaries and equity compensation	$1,294,921	$552,042
Consulting expenses	401,810	248,685
Clinical studies and design work	545,805	1,241,595
Acquired research and development	-	543,927
Travel, supplies, other	69,392	91,394
Total	$2,311,928	$2,677,643

Stock based compensation for research and development personnel was $857,440 and $21,124 for the six months ended June 30, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2018 were $6,086,348, an increase of $2,852,671, or 88.2%, from $3,233,677 incurred in the six months ended June 30, 2017. This increase is primarily due to an increase in employees in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $1,189,468 in the current period from $744,592 for the six months ended June 30, 2017, an increase of $444,876.  The increase was due to added staff in 2018 for commercialization, support personnel and a full time Chief Financial Officer in 2018.  We incurred $3,088,082 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2018 as compared to $1,061,735 in stock based compensation for the same period in 2017.

Professional services for the six months ended June 30, 2018 totaled $235,990, an increase of $5,640, or 2.4%, over the $230,350 recognized for the six months ended June 30, 2017. Of professional services, legal fees totaled $166,840 for the six months ended June 30, 2018, a decrease of $8,760, or 5.0%, from $175,600 incurred for the six months ended June 30, 2017.  Accounting fees incurred in the six months ended June 30, 2018 amounted to $69,150, an increase of $14,400, or 26.3%, from $54,750 incurred in same period last year.  The increase in accounting fees was primarily due registration statements costs in 2018.

Consulting, public and investor relations fees for the six months ended June 30, 2018 were $821,896 as compared to $857,810 incurred for the six months ended June 30, 2017. The decrease in consulting and investor relations fees during the six months ended June 30, 2018 relate to our internal continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the six months ended June 30, 2018 were $219,802, an increase of $54,902, or 33.3%, from $164,900 incurred in the six months ended June 30, 2017. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the six months ended June 30, 2018 totaled $77,069, an increase of $13,660 or 21.5%, from $63,409 incurred in six months ended June 30, 2017.  The increase in 2018 as compared to 2017 is due primarily expanding our Los Angeles office and adding an administrative center in Austin, Texas.

Depreciation Expense. Depreciation expense for the six months ended June 30, 2018 totaled $5,829 a decrease of $237, or 3.9%, over the expense of $6,066 incurred in the six months ended June 30, 2017, as a result of the  aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we were required to estimate the fair value of the embedded beneficial conversion features of our issued Series C and Series D Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the six months ended June 30, 2017, we incurred a loss on change in fair values of these derivatives of $433,855. On January 1, 2018, we adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162 and are no longer required to treat certain embedded beneficial conversion features or reset (anti-dilution) provisions as liabilities.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2018 totaled $585,913, an increase of $539,305, or 1,157.1% from $46,608 incurred during the six months ended June 30, 2017. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant increase in 2018 as compared to 2017 is the result of conversions of the Series D Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the six months ended June 30, 2018 was $8,989,670 compared to a net loss of $6,397,795 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Six Months Ended June 30, 2018 Compared to six Months Ended June 30, 2017

As of June 30, 2018, we had a working capital of $3,314,017, comprised of cash of $3,673,137 and prepaid expenses of $166,112, which was offset by $219,495 of accounts payable and accrued expenses and accrued dividends on preferred stock issuances of $305,737.  For the six months ended June 30, 2018, we used $4,797,308 of cash in operating activities and $266,444 of cash in investing activities.

Cash provided by financing activities totaled $7,189,310, comprised of proceeds from the sale of our common stock of $5,268,445, the sale of our Series E preferred stock of $1,492,969 and proceeds from exercise of warrants of $427,896. In the comparable period in 2017, our aggregate cash provided by financing activities totaled $3,279,342 comprised proceeds from the sale of our common stock and common stock subscriptions. At June 30, 2018, we had cash of $3,673,137 compared to $1,547,579 at December 31, 2017. Our cash is held in bank deposit accounts. At June 30, 2018 and December 31, 2017, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2018 and 2017 was $4,797,308 and $3,452,958, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increase in cash outlays principally resulted from additional in operating costs and general and administrative expenses and a decrease of our outstanding accounts payable by $285,082.

We used $266,444 cash for investing activities for the six months ended June 30, 2018, compared to $1,620 for the six months ended June 30, 2017.  For the current period, we purchased computer and other equipment of $8,211 and paid $258,233 in patent costs as compared to $1,620 in 2017 to purchase computer and other equipment.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at June 30, 2018 and December 31, 2017 was $-0-.

At June 30, 2018 and December 31, 2017, the Company had reimbursable travel and other related expenses due related parties of $12,648 and $27,375, respectively.

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

During the three months and six months ended June 30, 2018 and 2017, the Company paid $102,219 and $277,219 as patent costs, consulting fees and expense reimbursements. As of June 30, 2018 and December 31, 2017, there was an unpaid balance of $0.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2018, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 3,193,004 shares of  the Company’s common stock  and warrants to purchase an aggregate of 1,596,506 shares of the Company’s common stock, at an exercise price of $1.75 per share, in exchange for aggregate consideration of $4,788,460, net of transaction expenses of $1,046 (the “April 2018 private placement”). The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On May 11, 2018, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company sold to the Investor 140,000 shares of  the Company’s common stock  and warrants to purchase an aggregate of 70,000 shares of the Company’s common stock, at an exercise price of $1.75 per share, in exchange for aggregate consideration of $209,985, net of transaction expenses of $15 (the “April 2018 private placement”). The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

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

BIOSIG TECHNOLOGIES, INC.

Date: July 27, 2018	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2018	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)