Form 10-Q
period 2018-09-30
BioSig Technologies, Inc.
filed 2018-11-02
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 2, 2018, there were 16,663,978 shares of registrant’s common stock outstanding.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash	$7,279,520	$1,547,579
Prepaid expenses	146,287	116,938
Total current assets	7,425,807	1,664,517

Property and equipment, net	31,584	18,716

Other assets:
Patents, net	227,846	-
Trademarks	850	-
Deposits	61,703	17,084

Total assets	$7,747,790	$1,700,317

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $8,924 and $27,375 to related parties as of September 30, 2018 and December 31, 2017, respectively	$463,719	$473,098
Dividends payable	256,642	447,901
Warrant liability	-	2,358,240
Derivative liability	-	685,922
Total current liabilities	720,361	3,965,161

Series C Preferred Stock, 475 and 985 shares issued and outstanding; liquidation preference of $475,000 and $985,000 as of September 30, 2018 and December 31, 2017, respectively	475,000	985,000

Stockholders' equity (deficit)

Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E Preferred Stock

Series D Preferred Stock, $0.001 par value, 0 and 1,334 shares issued and outstanding; liquidation preference of $0 and $2,001,000 as of September 30, 2018 and December 31, 2017, respectively	-	1
Series E Preferred Stock, $0.001 par value, 375 and 0 shares issued and outstanding; liquidation preference of $562,500 and $0 as of September 30, 2018 and December 31, 2017, respectively	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 16,337,936 and 11,728,482 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	16,338	11,728
Additional paid in capital	71,571,401	53,233,228
Common stock subscription	-	29,985
Accumulated deficit	(65,035,310)	(56,524,786)
Total stockholders' equity (deficit)	6,552,429	(3,249,844)

Total liabilities and stockholders' equity (deficit)	$7,747,790	$1,700,317

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$744,173	$1,124,506	$3,056,101	$3,802,149
General and administrative	2,405,722	786,948	8,492,070	4,020,625
Depreciation	2,977	2,834	8,806	8,900
Total operating expenses	3,152,872	1,914,288	11,556,977	7,831,674

Loss from operations	(3,152,872)	(1,914,288)	(11,556,977)	(7,831,674)

Other income (expense):
Gain (loss) on change in fair value of derivatives	-	113,724	-	(320,131)
Interest income	1,943	15	2,291	69

Loss before income taxes	(3,150,929)	(1,800,549)	(11,554,686)	(8,151,736)

Income taxes (benefit)	-	-	-	-

Net loss	(3,150,929)	(1,800,549)	(11,554,686)	(8,151,736)

Preferred stock dividend	(194,433)	(22,307)	(780,346)	(68,915)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,345,362)	$(1,822,856)	$(12,335,032)	$(8,220,651)

Net loss per common share, basic and diluted	$(0.22)	$(0.17)	$(0.89)	$(0.83)

Weighted average number of common shares outstanding, basic and diluted	15,529,568	10,428,563	13,784,553	9,905,060

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2018

	Series D Preferred stock		Series E Preferred stock		Common stock		Additional Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	1,334	$1	-	$-	11,728,482	$11,728	$53,233,228	$29,985	$(56,524,786)	$(3,249,844)
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	-	-	-	-	-	-	-	-	3,044,162	3,044,162
Common stock issued for services	-	-	-	-	620,400	621	2,768,179	-	-	2,768,800
Sale of common stock	-	-	-	-	2,123,078	2,123	9,167,583	(29,985)	-	9,139,721
Sale of Series E Preferred stock	-	-	1,000	1	-	-	1,492,968	-	-	1,492,969
Common stock issued upon exercise of warrants at $3.81 per share	-	-	-	-	530,780	531	2,019,811	-	-	2,020,342
Common stock issued upon exercise of options at $4.40 per share	-	-	-	-	140,001	140	615,460	-	-	615,600
Common stock issued upon cashless exercise of warrants	-	-	-	-	18,872	19	(19)	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	-	-	-	-	136,002	136	509,864	-	-	510,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.19 per share	-	-	-	-	56,000	56	234,403	-	-	234,459
Common stock issued upon conversion of Series D Preferred Stock at $3.75 per share	(1,334)	(1)	-	-	533,600	534	(533)	-	-	-
Common stock issued settlement of Series D Preferred Stock accrued dividends at $3.41 per share	-	-	-	-	158,365	158	540,113	-	-	540,271
Common stock issued upon conversion of Series E Preferred Stock at $3.75 per share			(625)	(1)	250,000	250	(249)	-	-	-
Common stock issued settlement of Series E Preferred Stock accrued dividends at $4.65 per share					42,356	42	196,833			196,875
Stock based compensation	-	-	-	-	-	-	1,574,106	-	-	1,574,106
Preferred stock dividend	-	-	-	-	-	-	(780,346)	-	-	(780,346)
Net loss	-	-	-	-	-	-	-	-	(11,554,686)	(11,554,686)
Balance, September 30, 2018 (unaudited)	-	$-	375	$-	16,337,936	$16,338	$71,571,401	$-	$(65,035,310)	$6,552,429

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,554,686)	$(8,151,736)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	8,806	8,900
Equipment distribution as officer compensation		3,210
Change in derivative liabilities	-	320,131
Equity based compensation	4,342,906	1,139,481
Fair value of issued warrant to acquire research and development	-	543,927
Changes in operating assets and liabilities:
Prepaid expenses	(29,349)	(16,219)
Security deposit	(44,619)	8,139
Accounts payable and accrued expenses	(10,783)	930,110
Deferred rent payable	1,404	(1,609)
Net cash used in operating activities	(7,286,321)	(5,215,666)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	(227,846)	-
Payment of trademark costs	(850)	-
Purchase of property and equipment	(21,674)	(6,788)
Net cash used in investing activity	(250,370)	(6,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	9,139,721	4,120,904
Proceeds from sale of Series E preferred stock	1,492,969	-
Proceeds from exercise of warrants	2,020,342	-
Proceeds from exercise of options	615,600	-
Proceeds from common stock subscription	-	279,940
Net cash provided by financing activities	13,268,632	4,400,844

Net increase (decrease) in cash and cash equivalents	5,731,941	(821,610)

Cash and cash equivalents, beginning of the period	1,547,579	1,055,895
Cash and cash equivalents, end of the period	$7,279,520	$234,285

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$744,459	$116,868
Reclassify fair value of derivative liability to equity	$-	$20,757
Common stock issued upon conversion of Series D Preferred Stock and accrued dividends	$540,271	$-
Common stock issued upon conversion of Series E Preferred Stock and accrued dividends	$196,875	$-
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	$3,044,162	$-

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017 filed with the Company’s Form 10-K/A with the Securities and Exchange Commission on March 26, 2018.

Effective September 10, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 2.5 shares of common stock. As a result, 40,333,758 shares of the Company’s common stock were exchanged for 16,133,544 shares of the Company's common stock. These financial statements have been retroactively restated to reflect the reverse stock split. (See Note 8)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2018, the Company had cash of $7,279,520 and working capital of $6,705,446. The Company raised approximately $1,500,000 through the sale of Series E preferred stock and warrants, $9,100,000 through the sale of common stock and warrants and $2,600,000 from the exercise of previously issued options and warrants during the nine months ended September 30, 2018 and approximately $197,000 subsequent to September 30, 2018 (See Note 13). During the nine months ended September 30, 2018, the Company used net cash in operating activities of $7,286,321.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 8 months.

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be approved or commercially viable.

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

SEPTEMBER 30, 2018

(unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2018 and December 31, 2017, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions (See Note 6 and Note 7).

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $744,173 and $3,056,101 for the three and nine months ended September 30, 2018; and $1,124,506 and $3,802,149 for the three and nine months ended September 30, 2017, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

The computation of basic and diluted loss per share as of September 30, 2018 and 2017 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2018	September 30, 2017
Series C convertible preferred stock	126,667	262,667
Series E convertible preferred stock	150,000	-
Options to purchase common stock	3,358,130	2,731,769
Warrants to purchase common stock	5,070,018	4,552,233
Totals	8,704,815	7,546,669

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

As of September 30, 2018, the Company had 3,358,130 options outstanding to purchase shares of common stock, of which 3,069,996 were vested.

As of December 31, 2017, there were outstanding stock options to purchase 3,404,131 shares of common stock, 2,938,995 shares of which were vested.

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

SEPTEMBER 30, 2018

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

Registration Rights

On February 16, 2018, in connection with the Company’s private placement of Series E Preferred Stock and warrants, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) whereby the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) within 90 days of the closing of the transactions contemplated by the Purchase Agreement (the “Filing Date”) covering the resale of (a) all shares of Common Stock Issuable upon conversion of the Preferred Shares, (b) all shares of Common Stock issuable upon exercise of the Warrants, (c) all other shares of Common Stock issued pursuant to any transaction documents which have been, or which may, from time to time be issued or become issuable to the Investors under the Transaction Documents (without regard to any limitation or restriction on purchases), and (d) any securities issued or then issuable upon any stock split, dividend or other distribution, recapitalization or similar event (“Registrable Securities”), not then registered.  The Company will use its reasonable best efforts to keep the registrations statement effective pursuant to Rule 415 under the Securities Act until the earlier of (i) the date on which the Investors shall have sold all the Registrable Securities covered thereby and (ii) that date that all Registrable Securities may be sold pursuant to Rule 144 without any public information requirement or volume or manner of sale limitations. The Company has estimated the liability under the registration rights agreement at $-0- as of September 30, 2018.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

On January 1, 2018, the Company adopted ASU 2017-11 and accordingly reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2014-09 using the modified retrospective transition method in the first quarter of 2018.

In February 2016, the FASB issued ASU 2016-02—Leases (Topic 842), requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases except for short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-15 in the first quarter of 2018 and such adoption did not have a material impact on the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this update simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. The amendments in this update are effective for public companies for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are evaluating the impact of adopting this guidance on our financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805); Clarifying the Definition of a Business. The amendments in this update clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments in this update are effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted ASU 2017-01 in the first quarter of 2018 and such adoption did not have a material impact on the Company.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed financial statements, except as disclosed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2018 and December 31, 2017 is summarized as follows:

	September 30, 2018	December 31, 2017
Computer equipment	$93,818	$87,059
Furniture and fixtures	27,890	12,975
Subtotal	121,708	100,034
Less accumulated depreciation	(90,124)	(81,318)
Property and equipment, net	$31,584	$18,716

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $2,977 and $8,806 for the three and nine months ended September 30, 2018; and $2,834 and $8,900 for the three and nine months ended September 30, 2017, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
Accrued accounting and legal	$62,512	$93,595
Accrued reimbursements and travel	22,976	2,600
Accrued consulting	48,748	109,059
Accrued research and development expenses	311,670	246,030
Accrued office and other	2,506	7,912
Deferred rent	1,974	569
Accrued settlement related to arbitration	13,333	13,333
	$463,719	$473,098

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

In connection with the sale of the Series C preferred stock, the Company issued an aggregate of 532,251 warrants to purchase the Company’s common stock at $6.53 per share expiring five years from the initial exercise date.  The warrants contain full ratchet anti-dilution price protection upon the issuance of equity or equity-linked securities at an effective common stock purchase price of less than $6.53 per share as well as other customary anti-dilution protection. The warrants are exercisable for cash; or if at any time after six months from the issuance date, there is no effective registration statement registering the resale, or no current prospectus available for the resale, of the shares of common stock underlying the warrants, the warrants may be exercised by means of a “cashless exercise”.

As a result of an amendment to the conversion price of our Series C Preferred Stock, the full-ratchet anti-dilution protection provision of the warrants decreased the exercise price of the warrants from $6.53 per share to $3.75 per share and increased the aggregate number of shares issuable under the warrants to 926,121.

In February 2018, the Company issued 3,968 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In March 2018, the Company issued 4,004 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2018, the Company issued 140,408 shares of its common stock in exchange for 370 shares of the Company’s Series C Preferred Stock and accrued dividends.

In May 2018, the Company issued 7,587 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

In July 2018, the Company issued 36,035 shares of its common stock in exchange for 100 shares of the Company’s Series C Preferred Stock and accrued dividends.

In summary, the Company issued an aggregate of 192,002 shares of its common stock in exchange for 510 shares of the Company’s Series C Preferred stock (stated value of $510,000) and $234,459 accrued dividends for the nine months ended September 30, 2018.

Series C Preferred Stock issued and outstanding totaled 475 and 985 as of September 30, 2018 and December 31, 2017, respectively.  As of September 30, 2018 and December 31, 2017, the Company has accrued $232,262 and $419,283 dividends payable on the Series C Preferred Stock.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2018 and December 31, 2017, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and (2018) 1,000 shares of Series E Preferred Stock. As of September 30, 2018 and December 31, 2017, there were no outstanding shares of Series A and Series B preferred stock.

Series C Preferred Stock

In February 2018, the Company issued 3,938 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In March 2018, the Company issued 4,004 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2018, the Company issued 140,408 shares of its common stock in exchange for 370 shares of the Company’s Series C Preferred Stock and accrued dividends.

In May 2018, the Company issued 7,587 shares of its common stock in exchange for 20 shares of the Company’s Series C Preferred Stock and accrued dividends.

In July 2018, the Company issued 36,035 shares of its common stock in exchange for 100 shares of the Company’s Series C Preferred Stock and accrued dividends.

In summary, the Company issued an aggregate of 192,002 shares of its common stock in exchange for 510 shares of the Company’s Series C Preferred stock (stated value of $510,000) and $234,459 accrued dividends for the nine months ended September 30, 2018.

Series D Preferred Stock

In January 2018, the Company issued an aggregate of 94,364 shares of its common stock in exchange for 180 shares of the Company’s Series D Preferred Stock and accrued dividends.

In February 2018, the Company issued an aggregate of 52,573 shares of its common stock in exchange for 100 shares of the Company’s Series D Preferred Stock and accrued dividends.

In March 2018, the Company issued an aggregate of 195,692 shares of its common stock in exchange for 367 shares of the Company’s Series D Preferred Stock and accrued dividends.

In April 2018, the Company issued an aggregate of 230,936 shares of its common stock in exchange for 454 shares of the Company’s Series D Preferred Stock and accrued dividends.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

In May 2018, the Company issued an aggregate of 104,684 shares of its common stock in exchange for 206 shares of the Company’s Series D Preferred Stock and accrued dividends.

In June 2018, the Company issued an aggregate of 13,716 shares of its common stock in exchange for 27 shares of the Company’s Series D Preferred Stock and accrued dividends.

In summary, the Company issued an aggregate of 691,965 shares of its common stock in exchange for 1,334 shares of the Company’s Series D Preferred stock (stated value of $2,001,000) and $540,271 accrued dividends for the nine months ended September 30, 2018.

Series E Preferred Stock

On February 16, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 1,000 shares (the “Preferred Shares”) of its Series E Preferred Stock, par value $0.001 per share, and warrants to purchase an aggregate of 200,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an exercise price of $3.75 per share (the “Warrants”), in exchange for aggregate consideration of $1,492,969, net of transaction expenses of $7,031 (the “Transaction”).

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

The Warrants are exercisable immediately and expire on August 16, 2021, and have an exercise price of $4.38 per share.  The Warrants include a “full ratchet” anti-dilution adjustment in the event that the Company issues any common stock or common stock equivalent at a per share price lower than the applicable exercise price then in effect.

As a result of sale of the Company’s common stock in April 2018, the full-ratchet anti-dilution protection provision of the warrants decreased the exercise price of the warrants from $4.38 per share to $3.75 per share and increased the aggregate number of shares issuable under the warrants from 200,000 to 233,334.

In connection with its entry into the Purchase Agreement, on February 14, 2018, the Company entered into a consent agreement (the “Consent”) with the holders of the Company’s Series D Convertible Preferred Stock (the “Series D Holders”).  Pursuant to the Consent, the Series D Holders consented to the Transaction and are entitled at any time on or before April 17, 2018, to elect to receive the more favorable terms of the Transaction.  In consideration for their entry into the Consent, the Company issued to the Series D Holders warrants to purchase up to an aggregate of 40,000 shares of Common Stock (the “Consent Warrants”).  The Consent Warrants are exercisable immediately and expire on February 14, 2021, and have an exercise price of $3.75 per share.  The Consent Warrants include a “full ratchet” anti-dilution adjustment in the event that the Company issues any common stock or common stock equivalent at a per share price lower than the applicable exercise price then in effect.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

In August 2018, the Company issued an aggregate of 141,852 shares of its common stock in exchange for 307 shares of the Company’s Series E Preferred Stock and accrued dividends.

In September 2018, the Company issued an aggregate of 150,504 shares of its common stock in exchange for 318 shares of the Company’s Series E Preferred Stock and accrued dividends.

In summary, the Company issued an aggregate of 292,356 shares of its common stock in exchange for 625 shares of the Company’s Series D Preferred stock (stated value of $937,500) and $196,875 accrued dividends for the nine months ended September 30, 2018.

Common stock

On September 10, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 2.5 shares of common stock. No fractional shares were issued from such aggregation of common stock, upon the reverse split; any fractional share was rounded up and converted to the nearest whole share of common stock. As a result, 40,333,758 of the Company’s common stock were exchanged for 16,133,544 of the Company's common stock resulting in the transfer of $24,200 from common stock to additional paid in capital. These financial statements have been retroactively restated to reflect the reverse stock split.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2018 and December 31, 2017, the Company had 16,337,936 and 11,728,482 shares issued and outstanding, respectively.

During the nine months ended September 30, 2018, the Company issued 620,400 shares of its common stock for services totaling $2,768,800 ($4.46 per share).

During the nine months ended September 30, 2018, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,115,078 shares of common stock and 1,090,040 warrants for aggregate proceeds of $9,139,721.

During the nine months ended September 30, 2018, the Company issued 8,000 shares of common stock and 4,000 warrants for a previously received common stock subscription of $29,985.

During the nine months ended September 30, 2018, the Company issued 530,780 shares of common stock in exchange for proceeds of $2,020,342 from the exercise of warrants.

During the nine months ended September 30, 2018, the Company issued 18,872 shares of common stock in exchange for the exercise of 101,283 cashless exercises of warrants.

During the nine months ended September 30, 2018, the Company issued 140,001 shares of common stock in exchange for proceeds of $615,600 from the exercise of options.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years.

The following table presents information related to stock options at September 30, 2018:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$3.01-4.00	734,361	8.7	511,027
4.01-5.00	794,857	5.8	730,057
5.01-6.00	599,820	1.6	599,820
6.01 and up	1,229,092	4.1	1,229,092
	3,358,130	5.1	3,069,996

A summary of the stock option activity and related information for the 2012 Plan for the nine months ended September 30, 2018 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	3,404,131	$5.28	5.2	$27,045
Grants	346,000	$4.38	10.0	$-
Exercised	(140,001)	(4.40)
Canceled	(252,000)	(3.90)
Outstanding at September 30, 2018	3,358,130	$5.32	5.1	$2,241,976
Exercisable at September 30, 2018	3,069,996	$5.43	4.9	$1,816,566

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $5.58 of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure using the Company’s own historical stock prices. The Company accounts for the expected life of options based on the contractual life of options for non-employees.

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2018 and 2017 was estimated using the Black-Scholes pricing model.

On February 15, 2018, the Company granted 20,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $3.55 per share for a term of ten years with vesting immediately.

On May 4, 2018, the Company granted 226,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $4.43 per share for a term of ten years with vesting immediately.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

On May 14, 2018, the Company granted 100,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $4.43 per share for a term of ten years with vesting immediately.

The following assumptions were used in determining the fair value of employee options for the nine months ended September 30, 2018:

Risk-free interest rate	2.65% to 2.85%
Dividend yield	0%
Stock price volatility	92.65% to 94.10%
Expected life	5	years
Weighted average grant date fair value	$3.20

The fair value of all options vesting during the three and nine months ended September 30, 2018 of $160,086 and $1,574,106 and for the three and nine months ended September 30, 2017 of $54,243 and $151,470, respectively, was charged to current period operations.  Unrecognized compensation expense of $227,886 and $979,812 at September 30, 2018 and December 31, 2017, respectively, will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2018:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.0025	153,328	January 2020
$3.75	2,645,199	October 2018 to August 2021
$4.375	666,606	May 2021
$4.60	12,294	January 2020
$4.875	648,951	October 2018 to September 2019
$5.05	12,227	January 2020
$6.85	217,958	July 2021 to August 2021
$6.875	91,504	August 2019 to September 2019
$9.175	85,684	December 2018 to January 2019
$9.375	536,267	April 2019 to March 2020
	5,070,018

On January 5, 2018, the Company issued 40,000 warrants to purchase the Company’s common stock at $3.75 per share, expiring on January 5, 2021, in connection with the sale of the Company’s common stock.

On February 14, 2018, the Company entered into a consent agreement with the holders of the Company’s Series D Convertible Preferred Stock.  Pursuant to the consent, the Series D Holders consented to the Series E Preferred Stock transaction and are entitled at any time on or before April 17, 2018, to elect to receive the more favorable terms of the transaction.  In consideration for their entry into the consent, the Company issued to the Series D Holders warrants to purchase up to an aggregate of 40,000 shares of common stock.  The consent warrants are exercisable immediately and expire on February 14, 2021, and have an exercise price of $3.75 per share. The warrants contain certain anti-dilutive provisions (see Note 8).

On February 16, 2018, the Company issued an aggregate of 200,000 warrants to purchase the Company’s common stock at $4.375 per share, expiring on August 16, 2021, in connection with the sale of the Company’s Series E preferred stock.  The warrants contain certain anti-dilutive provisions. On April 30, 2018, the exercise prices of the previously issued 200,000 warrants were reset to $3.75 and an additional 33,334 warrants were issued at $3.75 per share due to reset provisions (see Note 8).

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

On April 30, 2018, the Company issued 638,606 warrants to purchase the Company’s common stock at $4.375 per share, expiring on April 30, 2021, in connection with the sale of the Company’s common stock.

On May 11, 2018, the Company issued 28,000 warrants to purchase the Company’s common stock at $4.375 per share, expiring on May 11, 2021, in connection with the sale of the Company’s common stock.

On July 31, 2018, the Company issued 41,174 and 41,174 warrants to purchase the Company’s common stock at $3.75 and $6.85 per share, expiring on April 30, 2019 and July 30, 2021, respectively, in connection with the sale of the Company’s common stock.

On August 16, 2018, the Company issued 82,266 and 82,266 warrants to purchase the Company’s common stock at $3.75 and $6.85 per share, expiring on May 16, 2019 and August 16, 2021, respectively, in connection with the sale of the Company’s common stock.

On August 17, 2018, the Company issued 54,036 and 54,036 warrants to purchase the Company’s common stock at $3.75 and $6.85 per share, expiring on May 17, 2019 and August 17, 2021, respectively, in connection with the sale of the Company’s common stock. In addition, in connection with the sale, the Company issued on August 7, 2018, 40,482 warrants to purchase the Company’s common stock at $6.85 per share, expiring on August 7, 2021 for placement agent services.

A summary of the warrant activity for the nine months ended September 30, 2018 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2017	5,115,805	$4.55	1.7	$551,636
Grants	1,375,374	$4.54	2.4	-
Exercised	(632,063)	$4.04
Expired	(789,098)	$3.75	-	-
Outstanding at September 30, 2018	5,070,018	$4.74	1.6	$6,975,200

Vested and expected to vest at September 30, 2018	5,070,018	$4.74	1.6	$6,975,200
Exercisable at September 30, 2018	5,070,018	$4.74	1.6	$6,975,200

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $5.58 of September 30, 2018, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at September 30, 2018 and December 31, 2017 was $-0-.

At September 30, 2018 and December 31, 2017, the Company had reimbursable travel and other related expenses due related parties of $8,924 and $27,375, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors,  the Company entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company will pay Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options are performance conditioned.  Mr. Filler is the general counsel and partner of Sherpa.

During the three months and nine months ended September 30, 2018, the Company paid $75,000 and $352,219 as patent costs, consulting fees and expense reimbursements. As of September 30, 2018 and December 31, 2017, there was an unpaid balance of $0.

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

Future minimum lease payments under these three agreements are as follows:

Year Ending December 31,
Three months ended December 31, 2018	$45,047
2019	198,239
2020	201,993
2021	102,623
$547,902

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(unaudited)

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

As of September 30, 2018 and December 31, 2017, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of September 30, 2018 and December 31, 2017, the Company did not have any derivative instruments that were designated as hedges.

The following table provides a summary of changes in fair value of the Company’s level 3 financial liabilities as of September 30, 2018:

	Warrant Liability	Derivative
Balance, December 31, 2017	$2,358,240	$685,922
Total (gains) losses
Transfers out due to the adoption of ASU 2017-11 effective January 1, 2018	(2,358,240)	(685,922)
Balance, September 30, 2018	$-	$-

NOTE 13 – SUBSEQUENT EVENTS

In October 2018, the Company issued an aggregate of 52,548 shares of its common stock in exchange for warrants exercised at $3.75 per share for aggregate proceeds of $197,054.

In October 2018, the Company issued an aggregate of 13,494 shares of its common stock in exchange for 70,106 warrants cashless exercised.

On October 2, 2018, the Company granted an aggregate of 260,000 shares of restricted common stock to 6 of its board members at a cost basis of $5.33 per share.

On October 16, 2018, the Company granted to one of its board members a ten-year option to purchase up to 34,566 shares of common stock at an exercise of $5.09 per share of common stock, of which 50% of the options vest immediately and 50% of the options vest on January 1, 2019.

On October 16, 2018, the Company granted to one of its board members a ten-year option to purchase up to 69,132 shares of common stock at an exercise of $5.09 per share of common stock, of which 25% of the options vest immediately, 25% of the options vest on January 1, 2019, 25% of the options vest on January 1, 2020, and 25% vest January 1, 2021.

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

Business Overview

We are a development stage medical device company that is developing a proprietary biomedical signal processing technology platform to extract information from physiologic signals. Our initial emphasis is on providing intracardiac signal information to electrophysiologists during electrophysiology (EP) studies and cardiac catheter ablation of atrial fibrillation (AF) and ventricular tachycardia (VT). Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue in order to correct heart rhythm disturbances. Our first product which received FDA 510(k) clearance in August 2018 is the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP System.

The PURE EP™ System is a non-invasive computerized system intended for acquiring, digitizing, amplifying, filtering, measuring and calculating, displaying, recording and storing of electrocardiographic and intracardiac signals for patients undergoing electrophysiology (EP) procedures in an EP laboratory. The system is indicated for use under the supervision of licensed healthcare practitioners who are responsible for interpreting the data. The PURE EP System aims to minimize noise and artifacts and acquire high-fidelity cardiac signals. Improving cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and related procedures. The PURE EP System is intended to be used in addition to existing electrophysiology recorders. We believe that data provided by the PURE EP System will increase the workload ability and enhance the capabilities of the typical electrophysiology laboratory.

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

●

On July 18, the PURE EP System was featured in a poster presentation at the 40th International Conference of the IEEE Engineering in Medicine and Biology Society (EMBC 2018) entitled, “Unipolar Intracardiac Signal Morphology as a Parameter for Catheter Contact Evaluation”.

●	On August 1, 2018, we announced that we filed an application to uplist the Company’s common stock to trade on the Nasdaq stock exchange.

●	On August 6, 2018, we announced that our stock has been added to LD Micro index.

●	On August 8, 2018, we received 510(k) clearance for our first product, the PURE EP System, from the U.S. Food and Drug Administration (FDA).

●

On August 20, 2018, we announced our relationship with Amy Ansfield Scott, former Biosense Webster (a Johnson & Johnson company) as Director of Strategic Partnerships, to assist us in commercial adoption of our PURE EP System.

We have conducted a total of thirteen pre-clinical studies to date with the PURE EP™ System prototype. From 2015 until present, we have conducted twelve pre-clinical studies at Mayo Clinic in Rochester, Minnesota.  We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the ventricular tachycardia (VT) model.

In the third quarter of 2017, in collaboration with Health Research International, we conducted a detailed survey of U.S. electrophysiologists to gather opinions on the main features of the PURE EP System.

We intend to continue additional pre-clinical studies at Mayo Clinic.  We also intend to conduct first in man, case studies, and clinical studies and are evaluating clinical sites. The main objective of these studies is to evaluate various findings and to demonstrate the clinical potential of the PURE EP System.

We continue to work with Quintain Project Solutions LLC as the manufacturing project management leader for the PURE EP System and with our Chief Regulatory and Compliance Officer; these relationships have aided us with our initial 510(k) application submission and subsequent 510(k) clearance from the U.S. Food and Drug Administration for the PURE EP System in August 2018. Our manufacturing partner, Minnetronix, a medical technology and innovation company, has built initial beta units for our post-FDA testing, clinical trials and IP proposals.

We are currently working on audit preparation for the ISO/MDSAP – audit targeted for early Q2 2019. We expect ISO Certification and product CE Mark Q3 2019 and Japanese approval by the end of 2019.

Because we are beginning the commercialization stage, with our initial product going into clinical trials, we currently do not have any customers. We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2018 and 2017.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2018 were $744,173, a decrease of $380,333, or 33.8%, from $1,124,506 for the three months ended September 30, 2017. This decrease is primarily due to decrease in manufacturing design work in 2018 as compared to 2017 as we finalize our initial product towards commercialization. Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2018	September 30, 2017
Salaries and equity compensation	$271,151	$272,014
Consulting expenses	270,679	123,271
Clinical studies and design work	169,497	668,676
Travel, supplies, other	32,846	60,545
Total	$744,173	$1,124,506

Stock based compensation for research and development personnel was $62,957 and $8,020 for the three months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2018 were $2,405,722, an increase of $1,618,774, or 205.7%, from $786,948 incurred in the three months ended September 30, 2017. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $692,603 in the current period from $260,125 for the three months ended September 30, 2017, an increase of $432,478.  The increase was due to performance pay and added staff in 2018 for commercialization, support personnel and a full time Chief Financial Officer in 2018.  We incurred $334,729 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2018 as compared to $48,603 in stock based compensation for the same period in 2017.

Professional services for the three months ended September 30, 2018 totaled $189,575, an increase of $135,867, or 253.0%, over the $53,708 recognized for the three months ended September 30, 2017. Of professional services, legal fees totaled $177,075 for the three months ended September 30, 2018, an increase of $142,617, or 413.9%, from $34,458 incurred for the three months ended September 30, 2017.  The primary increase was due to costs incurred in uplifting to the NASDAQ Capital Markets exchange and patent work in the current period as compared to 2017.  Accounting fees incurred in the three months ended September 30, 2018 amounted to $12,500, a decrease of $6,750, or 35.1%, from $19,250 incurred in same period last year.  The decrease in accounting fees was primarily due to filing of registration statements in 2017 as compared to 2018.

Consulting, public and investor relations fees for the three months ended September 30, 2018 were $290,178 as compared to $246,009 incurred for the three months ended September 30, 2017. The increase in consulting and investor relations fees during the three months ended September 30, 2018 relate to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended September 30, 2018 were $106,692, an increase of $21,470, or 25.2%, from $85,222 incurred in the three months ended September 30, 2017. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the three months ended September 30, 2018 totaled $68,712, an increase of $30,262 or 78.7%, from $38,450 incurred in three months ended September 30, 2017. The increase in 2018 as compared to 2017 is due primarily expanding our Los Angeles office and adding an administrative center in Austin, Texas.  In addition, we incurred temporary office space for our 2018 interns as compared to the same period last year.

Depreciation Expense. Depreciation expense for the three months ended September 30, 2018 totaled $2,977 an increase of $143, or 5.0%, over the expense of $2,834 incurred in the three months ended September 30 2017, as a result of the  adding additional office computers and other equipment.

Gain on change in fair values of derivatives.  Beginning in March 2015, we were required to estimate the fair value of the embedded beneficial conversion features of our issued Series C and Series D Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the three months ended September 30, 2017, we incurred a gain on change in fair values of these derivatives of $113,724. On January 1, 2018, we adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162 and are no longer required to treat certain embedded beneficial conversion features or reset (anti-dilution) provisions as liabilities.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2018 totaled $194,433, an increase of $172,126, or 771.6% from $22,307 incurred during the three months ended September 30, 2017. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant increase in 2018 as compared to 2017 is the result of conversions of the Series D and E Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 and $315, respectively, per share of Series D and E Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended September 30, 2018 was $3,345,362 compared to a net loss of $1,822,856 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2018 and 2017.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2018 were $3,056,101, a decrease of $746,048, or 19.6%, from $3,802,149 for the nine months ended September 30, 2017. This decrease is primarily due acquired research and development as we develop our proprietary technology platform in 2017 of $543,927 and reduction in outside design work, net with additional personnel and consulting costs. Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2018	September 30, 2017
Salaries and equity compensation	$1,566,072	$824,056
Consulting expenses	672,489	371,956
Clinical studies and design work	715,302	1,910,271
Acquired research and development	-	543,927
Travel, supplies, other	102,238	151,939
Total	$3,056,101	$3,802,149

Stock based compensation for research and development personnel was $920,097 and $29,144 for the nine months ended September 30, 2018 and 2017, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2018 were $8,492,070, an increase of 4,471,445, or 111.2%, from $4,020,625 incurred in the nine months ended September 30, 2017. This increase is primarily due to an increase in employees in the current period as compared to the same period in the prior year, stock based compensation and additional service provider fees paid.

Payroll related expenses increased to $1,882,071 in the current period from $1,004,717 for the nine months ended September 30, 2017, an increase of $877,354.  The increase was due to added staff in 2018 for commercialization, support personnel and a full time Chief Financial Officer in 2018.  We incurred $3,422,811 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2018 as compared to $1,110,338 in stock based compensation for the same period in 2017.

Professional services for the nine months ended September 30, 2018 totaled $425,565, an increase of $141,507, or 49.8%, over the $284,058 recognized for the nine months ended September 30, 2017. Of professional services, legal fees totaled $343,915 for the nine months ended September 30, 2018, an increase of $133,857, or 63.7%, from $210,058 incurred for the nine months ended September 30, 2017.  The primary increase was due to costs incurred in uplifting to the NASDAQ Capital Markets exchange and patent work in the current period as compared to 2017. Accounting fees incurred in the nine months ended September 30, 2018 amounted to $81,650, an increase of $7,650, or 10.3%, from $74,000 incurred in same period last year.  The increase in accounting fees was primarily due registration statements costs in 2018.

Consulting, public and investor relations fees for the nine months ended September 30, 2018 were $1,112,074 as compared to $1,103,819 incurred for the nine months ended September 30, 2017. The increase in consulting and investor relations fees during the nine months ended September 30, 2018 relate to our internal continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the nine months ended September 30, 2018 were $326,494, an increase of $76,372, or 30.5%, from $250,122 incurred in the nine months ended September 30, 2017. Travel, meals and entertainment costs include travel related to business development and financing. Rent for the nine months ended September 30, 2018 totaled $145,781, an increase of $43,922 or 43.1%, from $101,859 incurred in nine months ended September 30, 2017.  The increase in 2018 as compared to 2017 is due primarily expanding our Los Angeles office and adding an administrative center in Austin, Texas.

Depreciation Expense. Depreciation expense for the nine months ended September 30, 2018 totaled $8,806 a decrease of $94, or 1.1%, over the expense of $8,900 incurred in the nine months ended September 30, 2017, as a result of the  aging of office computers and other equipment.

Loss on change in fair values of derivatives.  Beginning in March 2015, we were required to estimate the fair value of the embedded beneficial conversion features of our issued Series C and Series D Preferred Stock and certain warrants with reset (anti-dilution) provisions.  During the nine months ended September 30, 2017, we incurred a loss on change in fair values of these derivatives of $320,131. On January 1, 2018, we adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Series C Preferred stock, Series D Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity in aggregate of $3,044,162 and are no longer required to treat certain embedded beneficial conversion features or reset (anti-dilution) provisions as liabilities.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2018 totaled $780,346, an increase of $711,431, or 1,032.3% from $68,915 incurred during the nine months ended September 30, 2017. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant increase in 2018 as compared to 2017 is the result of conversions of the Series D and E Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 and $315, respectively, per share of Series D and E Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the nine months ended September 30, 2018 was $12,335,032 compared to a net loss of $8,220,651 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Nine Months Ended September 30, 2018 Compared to nine Months Ended September 30, 2017

As of September 30, 2018, we had a working capital of $6,705,446, comprised of cash of $7,279,520 and prepaid expenses of $146,287, which was offset by $463,719 of accounts payable and accrued expenses and accrued dividends on preferred stock issuances of $256,642.  For the nine months ended September 30, 2018, we used $7,286,321 of cash in operating activities and $250,370 of cash in investing activities.

Cash provided by financing activities totaled $13,268,632, comprised of proceeds from the sale of our common stock of $9,139,721, the sale of our Series E preferred stock of $1,492,969 and proceeds from exercise of warrants and options of $2,635,942. In the comparable period in 2017, our aggregate cash provided by financing activities totaled $4,400,844 comprised proceeds from the sale of our common stock and common stock subscriptions. At September 30, 2018, we had cash of $7,279,520 compared to $1,547,579 at December 31, 2017. Our cash is held in bank deposit accounts. At September 30, 2018 and December 31, 2017, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2018 and 2017 was $7,286,321 and $5,215,666, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional in operating costs and general and administrative expenses and an increase in our operating assets of $73,968 and decrease our operating liabilities of $9,379, net of stock based compensation.

We used $250,370 cash for investing activities for the nine months ended September 30, 2018, compared to $6,788 for the nine months ended September 30, 2017.  For the current period, we purchased computer and other equipment of $21,674 and paid $227,846 and $850 in patent and trademark costs, respectively, as compared to $6,788 in 2017 to purchase computer and other equipment.

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

Transactions with Related Parties

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at September 30, 2018 and December 31, 2017 was $-0-.

At September 30, 2018 and December 31, 2017, the Company had reimbursable travel and other related expenses due related parties of $8,924 and $27,375, respectively.

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors,  the Company entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company will pay Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options are performance conditioned.  Mr. Filler is the general counsel and partner of Sherpa.

During the three months and nine months ended September 30, 2018, the Company paid $75,000 and $352,219 as patent costs, consulting fees and expense reimbursements. As of September 30, 2018 and December 31, 2017, there was an unpaid balance of $0.

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

On October 29, 2014, our common stock commenced trading on OTCQB and on September 21, 2018 on the NASDAQ Capital Markets under the symbol “BSGM.”  Fair value is typically determined by the closing price of our common stock on the date of the award.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2018 were not effective, for the same reasons as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 31, 2018, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 164,688 shares of  the Company’s common stock, warrants to purchase an aggregate of 41,174 shares of the Company’s common stock, at an exercise price of $3.75 per share and warrants to purchase an aggregate of 41,174 shares of the Company’s common stock, at an exercise price of $6.85, in exchange for aggregate consideration of $853,909, net of transaction expenses of $84,813 (the “July 2018 private placement”). The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On August 16, 2018, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 329,043 shares of  the Company’s common stock, warrants to purchase an aggregate of 82,266 shares of the Company’s common stock, at an exercise price of $3.75 per share and warrants to purchase an aggregate of 82,266 shares of the Company’s common stock, at an exercise price of $6.85, in exchange for aggregate consideration of $1,786,654, net of transaction expenses of $88,891 (the “July 2018 private placement”). The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

On August 17, 2018, we entered into a Unit Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 216,135 shares of  the Company’s common stock, warrants to purchase an aggregate of 54,036 shares of the Company’s common stock, at an exercise price of $3.75 per share and warrants to purchase an aggregate of 54,036 shares of the Company’s common stock, at an exercise price of $6.85, in exchange for aggregate consideration of $1,207,928, net of transaction expenses of $24,041 (the “July 2018 private placement”). In addition, we issued The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

As consideration for serving as our placement agent in connection with July 2018 the private placement, we issued to Laidlaw & Company (UK) Ltd. warrants to purchase an aggregate of 40,482 shares of common stock at an exercise price of $6.85 per share and paid cash fees equal to $173,831.

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

BIOSIG TECHNOLOGIES, INC.

Date: November 2, 2018	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2018	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)