Form 10-Q
period 2019-03-31
BioSig Technologies, Inc.
filed 2019-04-15
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 15, 2019, there were 20,211,063 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$10,933,593	$4,450,160
Prepaid expenses	156,577	178,442
Total current assets	11,090,170	4,628,602

Property and equipment, net	53,559	44,346

Right-to-use assets, net	380,586	-

Other assets:
Patents, net	324,397	268,796
Trademarks	1,125	850
Deposits	54,238	54,238

Total assets	$11,904,075	$4,996,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $14,632 and $32,366 to related parties as of March 31, 2019 and December 31, 2018, respectively	$597,006	$954,655
Dividends payable	253,449	242,908
Lease liability, short term	158,836	-
Total current liabilities	1,009,291	1,197,563

Lease liability, long term	226,531	-
Total debt	1,235,822	1,197,563

Series C Preferred Stock, 475 shares issued and outstanding; liquidation preference of $475,000 as of March 31, 2019 and December 31, 2018	475,000	475,000

Stockholders' equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E Preferred Stock. No shares outstanding.	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 20,009,985 and 16,868,783 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	20,010	16,869
Additional paid in capital	86,465,732	74,039,341
Common stock subscription	309,000	-
Accumulated deficit	(76,601,489)	(70,731,941)
Total stockholders' equity	10,193,253	3,324,269

Total liabilities and stockholders' equity	$11,904,075	$4,996,832

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2019	2018
Operating expenses:
Research and development	$1,488,839	$862,420
General and administrative	4,378,897	1,771,796
Depreciation and amortization	7,935	2,903
Total operating expenses	5,875,671	2,637,119

Loss from operations	(5,875,671)	(2,637,119)

Other income (expense):
Interest income	6,123	85

Loss before income taxes	(5,869,548)	(2,637,034)

Income taxes (benefit)	-	-

Net loss	(5,869,548)	(2,637,034)

Preferred stock dividend	(10,541)	(305,046)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(5,880,089)	$(2,942,080)

Net loss per common share, basic and diluted	$(0.33)	$(0.25)

Weighted average number of common shares outstanding, basic and diluted	17,848,238	11,977,778

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019

			Additional
	Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2018	16,868,783	$16,869	$74,039,341	$-	$(70,731,941)	$3,324,269
Common stock issued for services	560,000	560	2,332,640	-	-	2,333,200
Sale of common stock	2,155,127	2,155	8,617,123	-	-	8,619,278
Common stock issued upon exercise of warrants at an average of $3.86 per share	298,319	298	1,150,482	-	-	1,150,780
Common stock issued upon cashless exercise of warrants	104,424	105	(105)	-	-	-
Warrant subscription exercise received	-	-	-	309,000	-	309,000
Stock based compensation	23,332	23	336,792	-	-	336,815
Preferred stock dividend	-	-	(10,541)	-	-	(10,541)
Net loss	-	-	-	-	(5,869,548)	(5,869,548)
Balance, March 31, 2019 (unaudited)	20,009,985	$20,010	$86,465,732	$309,000	$(76,601,489)	$10,193,253

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2018

							Additional
	Series D Preferred stock		Series E Preferred stock		Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	1,334	$1	-	$-	11,728,482	$11,728	$53,233,228	$29,985	$(56,524,786)	$(3,249,844)
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	-	-	-	-	-	-	-	-	3,044,162	3,044,162
Common stock issued for services	-	-	-	-	40,000	40	141,960	-	-	142,000
Sale of common stock	-	-	-	-	80,000	80	299,905	(29,985)	-	270,000
Common stock issued upon conversion of Series C Preferred Stock at $1.50 per share	-	-	-	-	5,334	5	19,995	-	-	20,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $1.25 per share	-	-	-	-	2,638	3	8,273	-	-	8,276
Common stock issued upon conversion of Series D Preferred Stock at $1.50 per share	(647)	-	-	-	258,800	259	(259)	-	-	-
Common stock issued settlement of Series D Preferred Stock accrued dividends at $1.25 per share	-	-	-	-	83,830	84	261,951	-	-	262,035
Sale of Series E Preferred stock	-	-	1,000	1	-	-	1,492,968	-	-	1,492,969
Common stock subscription received	-	-	-	-	-	-	-	115,470	-	115,470
Stock based compensation	-	-	-	-	-	-	246,710	-	-	246,710
Preferred stock dividend	-	-	-	-	-	-	(305,046)	-	-	(305,046)
Net loss	-	-	-	-	-	-	-	-	(2,637,034)	(2,637,034)
Balance, March 31, 2018 (unaudited)	687	$1	1,000	$1	12,199,084	$12,199	$55,399,685	$115,470	$(56,117,658)	$(590,302)

See the accompanying notes to the unaudited condensed financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,869,548)	$(2,637,034)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	7,935	2,903
Equity based compensation	2,670,015	388,710
Changes in operating assets and liabilities:
Prepaid expenses	21,865	(2,173)
Security deposit	-	(5,393)
Accounts payable and accrued expenses	(354,272)	(134,714)
Lease liability, net	1,404	-
Deferred rent payable	-	427
Net cash used in operating activities	(3,522,601)	(2,387,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	(58,327)	-
Payment of trademark costs	(275)	-
Purchase of property and equipment	(14,422)	(3,644)
Net cash used in investing activity	(73,024)	(3,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	8,619,278	270,000
Proceeds from sale of Series E preferred stock	-	1,492,969
Proceeds from exercise of warrants	1,459,780	-
Proceeds from common stock subscription	-	115,470
Net cash provided by financing activities	10,079,058	1,878,439

Net increase (decrease) in cash and cash equivalents	6,483,433	(512,479)

Cash and cash equivalents, beginning of the period	4,450,160	1,547,579
Cash and cash equivalents, end of the period	$10,933,593	$1,035,100

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$-	$28,276
Reclassify initial fair value of derivative and warrant liabilities from equity upon issuance of Series D preferred stock	$-	$262,035
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	$-	$3,044,162
Dividends payable on preferred stock charged to additional paid in capital	$10,541	$305,046
Right-to-use assets and lease liability recorded upon adoption of ASC 842	$418,838	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On November 7, 2018, the Company formed NeuroClear Technologies, Inc., a Delaware Corporation, for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology. As of March 31, 2019, there were no significant assets or liabilities in NeuroClear Technologies, Inc, or operations since its formation.

The condensed consolidated financial statements include the accounts of BioSig Technologies, Inc. and its wholly owned subsidiary, NeuroClear Technologies, Inc. to as the “Company” or “BioSig”.

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

The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 15, 2019.

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

As of March 31, 2019, the Company had cash of $10,933,593 and working capital of $10,080,879. The Company raised approximately $8,600,000 through the sale of common stock and $1,500,000 from the exercise of previously issued warrants during the three months ended March 31, 2019 and approximately $417,000 subsequent to March 31, 2019 (See Note 13). During the three months ended March 31, 2019, the Company used net cash in operating activities of $3,522,601.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 10 months.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Accordingly, the accompanying financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At March 31, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

At March 31, 2019 and December 31, 2018, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. On January 1, 2018, the Company adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,488,839 and $862,420 for the three months ended March 31, 2019 and 2018, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At March 31, 2019 and December 31, 2018, deposits in excess of FDIC limits were $10,683,593 and $4,200,160, respectively.

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

The computation of basic and diluted loss per share as of March 31, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2019	March 31, 2018
Series C convertible preferred stock	126,667	257,334
Series D convertible preferred stock	-	274,800
Series E convertible preferred stock	-	400,000
Options to purchase common stock	3,940,828	3,292,128
Warrants to purchase common stock	3,987,088	4,895,051
Totals	8,054,583	9,119,313

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

As of March 31, 2019, the Company had 3,940,828 options outstanding to purchase shares of common stock, of which 3,042,512 were vested.

As of December 31, 2018, there were outstanding stock options to purchase 3,135,828 shares of common stock, 3,007,946 shares of which were vested.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

Patents, net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510 (k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 10 years. During the three months ended March 31, 2019, the Company recorded amortization of $2,726 to current period operations.

Registration Rights

On March 12, 2019, in connection with the Company’s Private Placement of common stock, the Company also agreed on or prior the date that is 45 calendar days after the closing date of the Private Placement, the Company will be required to use commercially reasonable efforts to prepare and file a registration statement on Form S-3 or Form S-1 with the Securities and Exchange Commission (the “SEC”) covering the resale of the common shares. The Company is additionally required to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable thereafter. All expenses related to the filing of such registration statement, including legal fees, will be borne by the Company. The Company has estimated the liability under the registration rights agreement at $-0- as of March 31, 2019.

Adoption of Accounting Standards

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

The new standard provides a number of optional practical expedients in transition. The Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company.

The new standard had a material effect on the Company’s financial statements. The most significant effects of adoption relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for real estate operating leases; and (2) providing significant new disclosures about its leasing activities.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Upon adoption, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $419,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $419,000.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Beginning in 2019, the Company changed to its disclosed lease recognition policies and practices, as well as to other related financial statement disclosures due to the adoption of this standard. See Note 5.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Computer equipment	$117,469	$105,447
Furniture and fixtures	35,019	32,619
Subtotal	152,488	138,066
Less accumulated depreciation	(98,929)	(93,720)
Property and equipment, net	$53,559	$44,346

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $5,209 and $2,903 for three months ended March 31, 2019 and 2018, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

On May 22, 2018, the Company entered into a fifth lease amendment agreement, whereby the Company agreed to extend the lease for the original office space and expand with additional space in Los Angeles, California, commencing June 14, 2018 and expiring on June 30, 2021 at an initial rate of $14,731 per month with escalating payments.  In connection with the lease, the Company is obligated to lease parking spaces at an aggregate approximate cost of $1,070 per month.  In addition, the Company entered into a lease for storage space with the Los Angeles, California building commencing on December 1, 2017 and expiring on August 31, 2019 for approximately $223 per month. The Company has an option to extend the lease for an additional 3 year (option) term.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long term lease, the Company determined not to consider an embedded 3 year option primarily due to i) the renewal rate is at future market rate to be determined and ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation. At lease commencement date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined the initial present value, at inception, of $496,467. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $418,838, lease liability of $422,215 and eliminated deferred rent of $3,377.

Right to use assets is summarized below:

March 31, 2019
Los Angeles, Suite 740	$218,875
Los Angeles, Suite 745	277,592
Subtotal	496,467
Less accumulated depreciation	(115,881)
Right to use assets, net	$380,586

During the three months ended March 31, 2019, the Company recorded $46,451 as lease expense to current period operations.

Lease liability is summarized below:

March 31, 2019
Los Angeles, Suite 740	$169,885
Los Angeles, Suite 745	215,482
Total lease liability	385,367
Less: short term portion	(158,836)
Long term portion	$226,531

Maturity analysis under these lease agreements are as follows:

Nine months ended December 31, 2019	$137,503
Year ended December 31, 2020	189,141
Year ended December 31, 2021	96,196
Total	$422,840
Less: Present value discount	(37,473)
Lease liability	$385,367

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Lease expense for the three months ended March 31, 2019 was comprised of the following:

Operating lease expense	$46,451
Short-term lease expense	13,238
Variable lease expense	438
$60,127

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
Accrued accounting and legal	$94,477	$59,439
Accrued reimbursements and travel	26,245	27,853
Accrued consulting	102,967	89,718
Accrued research and development expenses	345,751	351,631
Accrued office and other	3,821	14,304
Accrued payroll and related expenses	10,412	395,000
Deferred rent	-	3,377
Accrued settlement related to arbitration	13,333	13,333
	$597,006	$954,655

NOTE 7 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Series C Preferred Stock issued and outstanding totaled 475 as of March 31, 2019 and December 31, 2018, respectively.  As of March 31, 2019 and December 31, 2018, the Company has accrued $253,449 and $242,908 dividends payable on the Series C Preferred Stock.

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2019 and December 31, 2018, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and 1,000 shares of Series E Preferred Stock. As of March 31, 2019 and December 31, 2018, there were no outstanding shares of Series A, Series B, Series D and Series E preferred stock.

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

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2019 and December 31, 2018, the Company had 20,009,985 and 16,868,783 shares issued and outstanding, respectively.

During the three months ended March 31, 2019, the Company issued an aggregate of 560,000 shares of its common stock for services totaling $2,333,200 ($4.17 per share).

During the three months ended March 31, 2019, the Company issued an aggregate of 23,332 shares of its common stock for vested restricted stock units.

During the three months ended March 31, 2019, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,155,127 shares of common stock for aggregate proceeds of $8,619,278, net of $1,230 in expenses

During the three months ended March 31, 2019, the Company issued 298,319 shares of common stock in exchange for proceeds of $1,150,780 from the exercise of warrants.

During the three months ended March 31, 2019, the Company issued 104,424 shares of common stock in exchange for the exercise of 210,144 cashless exercises of warrants.

At March 31, 2019, the Company had received proceeds of $309,000 for the exercise of warrants.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

During the three months ended March 31, 2019, the Company granted an aggregate of 805,000 options to officers, directors and key consultants.

The following table presents information related to stock options at March 31, 2019:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	1,663,218	8.1	1,163,218
5.01-7.500	2,157,610	4.3	1,759,294
7.51-10.00	120,000	6.0	120,000
	3,940,828	6.0	3,042,512

A summary of the stock option activity and related information for the 2012 Plan for the three months ended March 31, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2018	3,135,828	$5.34	5.2	$311,545
Grants	805,000	4.90	10.0	$-
Exercised	-
Canceled	-
Outstanding at March 31, 2019	3,940,828	$5.25	6.0	$4,162,880
Exercisable at March 31, 2019	3,042,512	$5.36	4.8	$3,020,099

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $6.14 as of March 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2019 was estimated using the Black-Scholes pricing model.

On January 22, 2019, the Company granted an aggregate of 460,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $4.33 per share for a term of ten years with vesting quarterly beginning April 1, 2019 over 3 years

On March 14, 2019, the Company granted an aggregate of 345,000 options to purchase the Company stock in connection with the services rendered at the exercise price of $5.66 per share for a term of ten years with 150,000 options vesting at anniversary date beginning March 14, 2020 over 3 years, 175,000 options vesting quarterly beginning June 14, 2019 over 3 years and 20,000 options vesting at one year anniversary.

The following assumptions were used in determining the fair value of options during the three months ended March 31, 2019:

Risk-free interest rate	2.53% - 2.74%
Dividend yield	0%
Stock price volatility	90.73% to 91.55%
Expected life	6 – 10 years
Weighted average grant date fair value	$4.244

The fair value of all options vesting during the three months ended March 31, 2019 and 2018 of $193,234 and $246,710, respectively, was charged to current period operations.  Unrecognized compensation expense of $3,472,040 and $173,446 at March 31, 2019 and December 31, 2018, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2019:

Total restricted shares issued as of December 31, 2018	-
Granted	190,000
Vested and issued	(23,332)
Vested restricted shares as of March 31, 2019	-
Unvested restricted shares as of March 31, 2019	166,668

On February 28, 2019, the Company granted an aggregate of 70,000 restricted stock grants for services with 23,332 vested immediately; 23,334 vesting at one year anniversary and 23,334 vesting at two year anniversary.

On March 20, 2019, the Company granted an aggregate of 120,000 restricted stock grants for services vesting quarterly beginning on April 1, 2019 over one year.

Stock based compensation expense related to restricted stock grants was $143,581 and $0 for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the stock-based compensation relating to restricted stock of $1,063,717 remains unamortized.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2019:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.0025	153,328	January 2020
$3.75	1,977,295	April 2019 to August 2021
$4.375	633,272	May 2021
$4.60	12,294	January 2020
$4.875	352,943	April 2019 to September 2019
$5.05	12,227	January 2020
$6.85	217,958	July 2021 to August 2021
$6.875	91,504	August 2019 to September 2019
$9.375	536,267	April 2019 to March 2020
	3,987,088

A summary of the warrant activity for the three months ended March 31, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2018	4,579,511	$4.73	1.5	$1,924,388
Grants	-
Exercised	(508,463)	$3.81
Expired	(83,960)	$6.61	-	-
Outstanding at March 31, 2019	3,987,088	$4.81	1.2	$7,263,244

Vested and expected to vest at March 31, 2019	3,987,088	$4.81	1.2	$7,263,244
Exercisable at March 31, 2019	3,987,088	$4.81	1.2	$7,263,244

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $6.14 of March 31, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at March 31, 2019 and December 31, 2018 was $-0-.

At March 31, 2019 and December 31, 2018, the Company had reimbursable travel and other related expenses due related parties of $14,632 and $32,366, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

During the three months ended March 31, 2019 and 2018, the Company paid $75,000 and $175,000 as patent costs, consulting fees and expense reimbursements. As of March 31, 2019 and December 31, 2018, there was an unpaid balance of $0.

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

As of March 31, 2019 and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of March 31, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of March 31, 2019 and December 31, 2018.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 12 – SUBSEQUENT EVENTS

In April 2019, the Company issued an aggregate of 167,327 shares of its common stock in exchange for warrant subscriptions received of $309,000 and proceeds of $416,719 from the exercise of warrants.

On April 2, 2019, the Company issued 244 shares of its common stock in exchange for the cashless exercise of 600 warrants.

In April 2019, the Company issued an aggregate of 30,000 shares of its common stock for vested restricted stock units.

Series C conversions:

On April 1, 2019 the Company issued 3,507 shares of its common stock in exchange for 10 shares of Series C preferred stock and accrued dividends.

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

Business Overview

We are a development stage medical device company that is developing a proprietary biomedical signal processing technology platform to extract information from physiologic signals. Our initial emphasis is on providing intracardiac signal information to electrophysiologists during electrophysiology (“EP”) studies and cardiac catheter ablation of atrial fibrillation (“AF”) and ventricular tachycardia (“VT”). Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue in order to correct heart rhythm disturbances. Our first product which received FDA 510(k) clearance in August 2018 is the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP System.

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

Catheter ablation for many arrhythmias have high success rates; however, more complex or long-standing examples of the disease (like recurrent AF and VT) often require multiple procedures (each typically lasting from 3-6 hours), evidencing the need for additional research and technology to help diagnose and treat these cases. Consequently, ablating AF and VT is regarded as being more difficult. Therefore, access to these procedures has traditionally been limited to being performed by only the most well-trained electrophysiologists.

Our overall goal is to establish the PURE EP System as a new platform in the EP market. We believe that the PURE EP System and its signal processing tools will possibly improve patient outcomes because we believe that the PURE EP System may have the following advantages over the EP recording systems currently available on the market:

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

On February 18 and February 19, 2019, we conducted the first clinical cases with our PURE EP™ System which was announced on February 20, 2019. The patient cases were performed by Andrea Natale, M.D., F.A.C.C., F.H.R.S., F.E.S.C., Executive Medical Director, Texas Cardiac Arrhythmia Institute at St. David’s Medical Center. Initial results showed improved signal detection and fidelity compared to the data acquired using the existing recording devices in the EP lab. We intend to conduct additional clinical external evaluation at a select number of centers.

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

To date, we have conducted a total of sixteen pre-clinical studies with the PURE EP™ System prototype, fifteen of which were conducted at Mayo Clinic in Rochester, Minnesota.  We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the VT model.

Over the three months ended March 31, 2019, our other significant achievements include:

●	On January 21, 2019, Dr. Asirvatham’s team at Mayo performed our fourteenth pre-clinical study at Mayo Clinic in Rochester, Minnesota which was part of the new agreement announced November 13, 2018.

●	On February 5, 2019, we announced that John Kowalski, former Biosense Webster (a Johnson & Johnson company) Northeast Area Director, joined BioSig as Vice President of Sales.

●	On February 12, 2019, we issued a 2019 Shareholder Letter which provided updates on our recent business development and highlighted our plans for future growth.

●	On February 26, 2019, we announced expansion of our engineering team to drive R&D and manufacturing efforts.

●	On March 6, 2019, we announced the appointment of Barry Keenan Ph.D., MBA, PMP as Vice President of Engineering to head up our advanced product development.

●	On April 3, 2019, Dr. Asirvatham’s team at Mayo performed our fifteenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

We continue to work with JK Advisors to scale up operational activities; Quintain Project Solutions LLC as the manufacturing project management leader for the PURE EP System; and with our Regulatory and Compliance Advisor to move the development process forward. These relationships have aided us with our first 510(k) clearance from the U.S. Food and Drug Administration for the PURE EP System in August 2018. Our manufacturing partner, Minnetronix, a medical technology and innovation company, has built initial beta units for our first installations, clinical procedures, and IP proposals.

We are currently working on audit preparation for the International Organization for Standardization (“ISO”) and Medical Device Single Audit Program (“MDSAP”) to ensure that our product meets specific requirements - audit submission is targeted for Q2 2019. We believe that we will have obtained ISO Certification and product CE Mark by the fourth quarter of 2019 and Japanese approval by the end of 2019.

Because we have not yet entered the commercialization stage, with our initial product beginning clinical trials, we currently do not have any customers. We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our commercialization efforts and the timing and outcome of future regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2019 and 2018.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2019 were $1,488,839, an increase of $626,419, or 72.6%, from $862,420 for the three months ended March 31, 2018. This increase is primarily due to increase in compensation and consulting work with us adding personnel and advisors along with increases in stock based compensation in 2019, as compared to 2018, as we finalize our initial product towards commercialization. Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2019	March 31, 2018
Salaries and equity compensation	$681,632	$287,849
Consulting expenses	230,263	131,601
Research studies and design work	536,196	419,325
Travel, supplies, other	40,748	23,645
Total	$1,488,839	$862,420

Stock based compensation for research and development personnel was $428,747 and $98,589 for the three months ended March 31, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2019 were $4,378,897, an increase of $2,607,101, or 147.1%, from $1,771,796 incurred in the three months ended March 31, 2018. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $2,923,770 in the current period from $534,627 for the three months ended March 31, 2018, an increase of $2,389,143.  The increase was due to performance pay and added staff in 2019 for commercialization and support personnel.  We incurred $2,241,268 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2019 as compared to $290,121 in stock based compensation for the same period in 2018.

Professional services for the three months ended March 31, 2019 totaled $157,807, a decrease of $51,115, or 24.5%, over the $208,922 recognized for the three months ended March 31, 2018. Of professional services, legal fees totaled $110,307 for the three months ended March 31, 2019, a decrease of $51,615, or 31.9%, from $161,922 incurred for the three months ended March 31, 2018.  The primary decrease was due to costs incurred in registration statement and patent filings in 2018 as compared to 2019.  Accounting fees incurred in the three months ended March 31, 2019 amounted to $47,500, an increase of $500, or 1.1%, from $47,000 incurred in same period last year.

Consulting, public and investor relations fees for the three months ended March 31, 2019 were $598,845 as compared to $532,050 incurred for the three months ended March 31, 2018. The increase in consulting and investor relations fees during the three months ended March 31, 2019 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended March 31, 2019 were $125,864, an increase of $34,943, or 38.4%, from $90,921 incurred in the three months ended March 31, 2018. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2019 was due to added commercialization and business development efforts as compared to 2018.

 Rent for the three months ended March 31, 2019 totaled $60,127, an increase of $25,274 or 72.5%, from $34,853 incurred in three months ended March 31, 2018. The increase in rent for 2019 as compared to 2018 is due primarily expanding our Los Angeles office, adding an administrative center in Austin, Texas and a Norwalk, CT office.

Depreciation and amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2019 totaled $7,935 an increase of $5,032, or 173.3%, over the expense of $2,903 incurred in the three months ended March 31, 2018, as a result of the adding additional office computers and other equipment. In addition, we begun amortizing our incurred patent costs during the three months ended March 31, 2019.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2019 totaled $10,541, a decrease of $294,505, or 96.5% from $305,046 incurred during the three months ended March 31, 2018, 2017. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant decrease in 2019 as compared to 2018 is the result of conversions in 2018 of the Series D Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended March 31, 2019 was $5,880,089 compared to a net loss of $2,942,080 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Three Months Ended March 31, 2019 Compared to three Months Ended March 31, 2018

As of March 31, 2019, we had a working capital of $10,080,879, comprised of cash of $10,933,593 and prepaid expenses of $156,577, which was offset by $597,006 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $253,449 and current portion of lease liability of $158,836.  For the three months ended March 31, 2019, we used $3,522,601 of cash in operating activities and $73,024 of cash in investing activities.

Cash provided by financing activities totaled $10,079,058, comprised of proceeds from the sale of our common stock of $8,619,278 and proceeds from exercise of warrants of $1,459,780. In the comparable period in 2018, our aggregate cash provided by financing activities totaled $1,878,439 comprised proceeds from the sale of our common stock and common stock subscriptions of $385,470 and proceeds from the sale of our Series E preferred stock of $1,492,969. At March 31, 2019, we had cash of $10,933,593 compared to $1,035,100 at March 31, 2018. Our cash is held in bank deposit accounts. At March 31, 2019 and March 31, 2018, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2019 and 2018 was $3,522,601 and $2,387,274, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional operating costs and general and administrative expenses and a decrease in our operating assets of $21,865 and decrease our operating liabilities of $352,868, net of stock based compensation.

We used $73,024 cash for investing activities for the three months ended March 31, 2019, compared to $3,644 for the three months ended March 31, 2018.  For the current period, we purchased computer and other equipment of $14,422 and paid $58,327 and $275 in patent and trademark costs, respectively, as compared to $3,644 in 2018 to purchase computer and other equipment.

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

Further, we do not have any commercial products available for sale and have not generated revenues to date, and there is no assurance that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any product will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We expect to incur losses from operations for the near future. We expect to incur increasing research and development expenses, including expenses related to clinical and research trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

On October 29, 2014, our common stock commenced trading on OTCQB and on September 21, 2018 on the NASDAQ Capital Market under the symbol “BSGM.”  Fair value is typically determined by the closing price of our common stock on the date of the award.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer identified material weaknesses in internal control over financial reporting as previously disclosed under Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018, which have not been remediated, and therefore concluded that our disclosure controls and procedures as of March 31, 2019 were not effective.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 12, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Investors”), pursuant to which the Company sold to the Investors an aggregate of 2,155,127 shares of  the Company’s common stock in exchange for aggregate consideration of $8,619,278, net of transaction expenses of $1,230. The securities sold in this offering were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1

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

BIOSIG TECHNOLOGIES, INC.

Date: April 15, 2019	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: April 15, 2019	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)