Form 10-K/A
period 2018-12-31
BioSig Technologies, Inc.
filed 2019-05-16
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 000-55473

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		26-4333375
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

12424 Wilshire Blvd, Suite 745 Los Angeles, CA	90025	(310) 620-9320
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b–2 of the Exchange Act:

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

As of March 14, 2019, there were 19,718,900 shares of the registrant’s common stock outstanding.

		PAGE
Explanatory Note		1

PART III
		2
Item 10.	Directors, Executive Officers and Corporate Governance

PART IV

Item 15.	Exhibits, Financial Statement Schedules	6
	Signatures	7

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of BioSig Technologies, Inc. (the “Company”) for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “Original Filing”). This Amendment No. 1 is being filed to amend and restate Item 10 of Part III of the Original Filing to identify Budimir S. Drakulic, Ph.D. as a significant employee and include his biographical description.

In connection with the filing of this Amendment No. 1and pursuant to the rules of the SEC, we are including with this Amendment No.1 new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Accordingly, this Amendment No. 1 consists of a cover page, this Explanatory Note, a revised Part III, Item 10, an updated Exhibit Index and new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment No. 1. In this Amendment No. 1, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to BioSig Technologies, Inc. Other defined terms used in this Amendment No. 1 but not defined herein shall have the meaning specified for such terms in the Original Filing.

All statements in this Amendment No.1 that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plans,” “believes,” “anticipates,” “expects,” “estimates,” “predicts,” “potential,” “continue,” “opportunity,” “goals,” or “should,” the negative of these words or words of similar import. Similarly, statements that describe our future plans, strategies, intentions, expectations, objectives, goals or prospects are also forward-looking statements. These forward-looking statements are or will be, as applicable, based largely on our expectations and projections about future events and future trends affecting our business, and so are or will be, as applicable, subject to risks and uncertainties including but not limited to the risk factors discussed in the Original Filing, that could cause actual results to differ materially from those anticipated in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements. Our views and the events, conditions and circumstances on which these future forward-looking statements are based, may change.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers, the members of our board of directors, and certain significant employees.

Name	Age	Position with the Company
Kenneth L. Londoner	51	Chief Executive Officer, Executive Chairman and Director
Steve Chaussy	65	Chief Financial Officer
Donald E. Foley	67	Director
Roy T. Tanaka	70	Director
Andrew L. Filler	52	Director
Patrick J. Gallagher	54	Director
Seth H. Z. Fischer	62	Director
Jeffrey F. O’Donnell, Sr.	59	Director
David Weild IV	62	Director
Budimir S. Drakulic, Ph.D.	69	Chief Scientist

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

Budimir S. Drakulic, Ph.D.  Dr. Drakulic has served as our chief scientist since February 2009 and as one of our Board of Directors from inception through October 25, 2013.  Dr. Drakulic brings more than 30 years of experience in the area of development and system integration for medical devices.  Currently, Dr. Drakulic is a consultant with TruSci LLC, which offers marketing and technology consulting to medical device companies.  Dr. Drakulic previously held numerous positions affiliated with the University of California at Los Angeles and served as chief scientist at the Medical Device Business Unit for Teledyne Electronic Technologies, where he successfully supervised the transfer of various research projects into commercial products.  For his work, he received the Crump Prize for the best bioengineering project at UCLA and his technology innovations received two Frost & Sullivan awards in 2006 and 2008.  Mr. Drakulic holds a Ph.D. in Electrical and Biomedical Engineering, a Masters of Electrical Engineering and a B.Sc. in Electrical Engineering from the University of Belgrade, Belgrade, Yugoslavia.

Family Relationships

There are no family relationships among any of our officers or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2018, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2018, except that, due to an administrative error, Form 4s were filed late for each of our directors on November 9, 2018 reporting long-term incentive awards made to such directors.  In addition, two Form 4s were filed late for Mr. Londoner with respect to three transactions, one Form 4 was filed late for Mr. Gallagher with respect to one transaction, and one Form 4 was filed late for Mr. Filler with respect to one transaction.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Filing.

(2)	Financial Statement Schedules

None.

(3)	Exhibits

The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment No.1 are provided below.

Exhibit No.	Description

31.03	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.04	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: May 15, 2019	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: May 15, 2019	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)