Form 10-Q
period 2019-06-30
BioSig Technologies, Inc.
filed 2019-07-31
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 000-55473

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		26-4333375
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

54 Wilton Road, 2nd Floor Westport, CT	06880	(203) 409-5444
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

As of July 31, 2019, there were 21,753,878 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$10,333,966	$4,450,160
Prepaid expenses	306,443	178,442
Total current assets	10,640,409	4,628,602

Property and equipment, net	77,746	44,346

Right-to-use assets, net	813,990	-

Other assets:
Patents, net	374,039	268,796
Trademarks	1,125	850
Deposits	155,068	54,238

Total assets	$12,062,377	$4,996,832

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $14,546 and $32,366 to related parties as of June 30, 2019 and December 31, 2018, respectively	$942,869	$954,655
Dividends payable	118,724	242,908
Lease liability, short term	352,482	-
Total current liabilities	1,414,075	1,197,563

Lease liability, long term	468,272	-
Total debt	1,882,347	1,197,563

Series C Preferred Stock, 215 and 475 shares issued and outstanding; liquidation preference of $215,000 and $475,000 as of June 30, 2019 and December 31, 2018, respectively	215,000	475,000

Stockholders' equity
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E Preferred Stock; 215 and 475 Series C shares outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 21,151,134 and 16,868,783 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	21,151	16,869
Additional paid in capital	94,494,972	74,039,341
Accumulated deficit	(84,551,093)	(70,731,941)
Total stockholders' equity	9,965,030	3,324,269

Total liabilities and stockholders' equity	$12,062,377	$4,996,832

See the accompanying notes to the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,817,959	$1,449,508	$3,306,798	$2,311,928
General and administrative	6,160,812	4,314,552	10,539,709	6,086,348
Depreciation and amortization	9,979	2,926	17,914	5,829
Total operating expenses	7,988,750	5,766,986	13,864,421	8,404,105

Loss from operations	(7,988,750)	(5,766,986)	(13,864,421)	(8,404,105)

Other income (expense):
Interest income	39,146	263	45,269	348

Loss before income taxes	(7,949,604)	(5,766,723)	(13,819,152)	(8,403,757)

Income taxes (benefit)	-	-	-	-

Net loss	(7,949,604)	(5,766,723)	(13,819,152)	(8,403,757)

Preferred stock dividend	(4,868)	(280,867)	(15,409)	(585,913)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(7,954,472)	$(6,047,590)	$(13,834,561)	$(8,989,670)

Net loss per common share, basic and diluted	$(0.38)	$(0.44)	$(0.72)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted	20,671,193	13,807,284	19,267,514	12,897,585

See the accompanying notes to the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2019

			Additional
	Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, March 31, 2019 (unaudited)	20,009,985	$20,010	$86,465,732	$309,000	$(76,601,489)	$10,193,253
Common stock issued upon exercise of warrants at an average of $4.17 per share	831,710	832	3,466,875	(309,000)	-	3,158,707
Common stock issued upon exercise of options at an average of $4.76 per share	93,500	94	444,744	-	-	444,838
Common stock issued upon cashless exercise of warrants	56,538	56	(56)	-	-	-
Common stock issued upon cashless exercise of options	38,687	39	(39)	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	69,335	69	259,931	-	-	260,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $6.53 per share	21,379	21	139,571	-	-	139,592
Change in fair value of modified options	-	-	666,062	-	-	666,062
Stock based compensation	30,000	30	3,057,020	-	-	3,057,050
Preferred stock dividend	-	-	(4,868)	-	-	(4,868)
Net loss	-	-	-	-	(7,949,604)	(7,949,604)
Balance, June 30, 2019 (unaudited)	21,151,134	$21,151	$94,494,972	$-	$(84,551,093)	$9,965,030

See the accompanying notes to the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

THREE MONTHS ENDED JUNE 30, 2018

							Additional
	Series D Preferred stock		Series E Preferred stock		Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, March 31, 2018 (unaudited)	687	$1	1,000	$1	12,199,084	$12,199	$55,399,685	$115,470	$(56,117,658)	$(590,302)
Common stock issued for services	-	-	-	-	540,000	540	2,388,960	-	-	2,389,500
Sale of common stock	-	-	-	-	1,333,202	1,333	4,997,112	(115,470)	-	4,882,975
Common stock issued upon exercise of warrants at $3.75 per share	-	-	-	-	114,106	114	427,782	-	-	427,896
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	-	-	-	-	104,001	104	389,896	-	-	390,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.08 per share	-	-	-	-	43,994	44	179,486	-	-	179,530
Common stock issued upon conversion of Series D Preferred Stock at $3.75 per share	(687)	(1)	-	-	274,800	275	(274)	-	-	-
Common stock issued settlement of Series D Preferred Stock accrued dividends at $3.73 per share	-	-	-	-	74,535	75	278,161	-	-	278,236
Stock based compensation	-	-	-	-	-	-	1,167,311	-	-	1,167,311
Preferred stock dividend	-	-	-	-	-	-	(280,867)	-	-	(280,867)
Net loss	-	-	-	-	-	-	-	-	(5,766,723)	(5,766,723)
Balance, June 30, 2018 (unaudited)	-	$-	1,000	$1	14,683,722	$14,684	$64,947,252	$-	$(61,884,381)	$3,077,556

See the accompanying notes to the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2019

							Additional
	Series D Preferred stock		Series E Preferred stock		Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2018	-	$-	-	$-	16,868,783	$16,869	$74,039,341	$-	$(70,731,941)	$3,324,269
Common stock issued for services	-	-	-	-	560,000	560	2,332,640	-	-	2,333,200
Sale of common stock	-	-	-	-	2,155,127	2,155	8,617,123	-	-	8,619,278
Common stock issued upon exercise of warrants at an average of $4.09 per share	-	-	-	-	1,130,029	1,130	4,617,357	-	-	4,618,487
Common stock issued upon exercise of options at an average of $4.76 per share	-	-	-	-	93,500	94	444,744	-	-	444,838
Common stock issued upon cashless exercise of warrants	-	-	-	-	160,962	161	(161)	-	-	-
Common stock issued upon cashless exercise of options	-	-	-	-	38,687	39	(39)	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	-	-	-	-	69,335	69	259,931	-	-	260,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $6.53 per share					21,379	21	139,571	-	-	139,592
Change in fair value of modified options	-	-	-	-	-	-	666,062	-	-	666,062
Stock based compensation	-	-	-	-	53,332	53	3,393,812	-	-	3,393,865
Preferred stock dividend	-	-	-	-	-	-	(15,409)	-	-	(15,409)
Net loss	-	-	-	-	-	-	-	-	(13,819,152)	(13,819,152)
Balance, June 30, 2019 (unaudited)	-	$-	-	$-	21,151,134	$21,151	$94,494,972	$-	$(84,551,093)	$9,965,030

See the accompanying notes to the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2018

							Additional
	Series D Preferred stock		Series E Preferred stock		Common stock		Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	1,334	$1	-	$-	11,728,482	$11,728	$53,233,228	$29,985	$(56,524,786)	$(3,249,844)
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	-	-	-	-	-	-	-	-	3,044,162	3,044,162
Common stock issued for services	-	-	-	-	580,000	580	2,530,920	-	-	2,531,500
Sale of common stock	-	-	-	-	1,413,202	1,413	5,297,017	(29,985)	-	5,268,445
Common stock issued upon exercise of warrants at $3.75 per share	-	-	-	-	114,106	114	427,782	-	-	427,896
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	-	-	-	-	109,335	109	409,891	-	-	410,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.025 per share	-	-	-	-	46,632	47	187,759	-	-	187,806
Common stock issued upon conversion of Series D Preferred Stock at $3.75 per share	(1,334)	(1)	-	-	533,600	534	(533)	-	-	-
Common stock issued settlement of Series D Preferred Stock accrued dividends at $3.40 per share	-	-	-	-	158,365	159	540,112	-	-	540,271
Sale of Series E Preferred stock	-	-	1,000	1	-	-	1,492,968	-	-	1,492,969
Stock based compensation	-	-	-	-	-	-	1,414,021	-	-	1,414,021
Preferred stock dividend	-	-	-	-	-	-	(585,913)	-	-	(585,913)
Net loss	-	-	-	-	-	-	-	-	(8,403,757)	(8,403,757)
Balance, June 30, 2018 (unaudited)	-	$-	1,000	$1	14,683,722	$14,684	$64,947,252	$-	$(61,884,381)	$3,077,556

See the accompanying notes to the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,819,152)	$(8,403,757)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,914	5,829
Equity based compensation	5,727,065	3,945,521
Change in fair value of modified options	666,062	-
Changes in operating assets and liabilities:
Prepaid expenses	(159,067)	(49,174)
Security deposit	(69,764)	(42,124)
Accounts payable and accrued expenses	(8,410)	(254,457)
Lease liability, net	3,387	-
Deferred rent payable	-	854
Net cash used in operating activities	(7,641,965)	(4,797,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	(111,316)	(258,233)
Payment of trademark costs	(275)	-
Purchase of property and equipment	(45,241)	(8,211)
Net cash used in investing activity	(156,832)	(266,444)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	8,619,278	5,268,445
Proceeds from sale of Series E preferred stock	-	1,492,969
Proceeds from exercise of warrants	4,618,487	427,896
Proceeds from exercise of options	444,838	-
Net cash provided by financing activities	13,682,603	7,189,310

Net increase in cash and cash equivalents	5,883,806	2,125,558

Cash and cash equivalents, beginning of the period	4,450,160	1,547,579
Cash and cash equivalents, end of the period	$10,333,966	$3,673,137

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$399,592	$597,806
Reclassify initial fair value of derivative and warrant liabilities from equity upon issuance of Series D preferred stock	$-	$540,271
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	$-	$3,044,162
Dividend payable on preferred stock charged to additional paid in capital	$15,409	$585,913
Right-to-use assets and lease liability recorded upon adoption of ASC 842	$422,215	$-
Record right-to-use assets and related lease liability	$506,276	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

On November 7, 2018, the Company formed NeuroClear Technologies, Inc., a Delaware Corporation, for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology. As of June 30, 2019, there were no significant assets or liabilities in NeuroClear Technologies, Inc, or operations since its formation.

The unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc. and its wholly owned subsidiary, NeuroClear Technologies, Inc. to as the “Company” or “BioSig”.

The unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements.

Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 15, 2019.

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

As of June 30, 2019, the Company had cash of $10,333,966 and working capital of $9,226,334. The Company raised approximately $8,619,000 through the sale of common stock, $4,618,000 from the exercise of previously issued warrants and $445,000 from the exercise of previously issued options during the six months ended June 30, 2019 and approximately $1,100,000 subsequent to June 30, 2019 (See Note 12). During the six months ended June 30, 2019, the Company used net cash in operating activities of $7,641,965.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 10 months.

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

JUNE 30, 2019

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At June 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

At June 30, 2019 and December 31, 2018, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. On January 1, 2018, the Company adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,817,959 and $3,306,798 for the three and six months ended June 30, 2019; and $1,449,508 and $2,311,928 for the three and six months ended June 30, 2018, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At June 30, 2019 and December 31, 2018, deposits in excess of FDIC limits were $10,083,966 and $4,200,160, respectively.

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

The computation of basic and diluted loss per share as of June 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2019	June 30, 2018
Series C convertible preferred stock	57,334	153,334
Series E convertible preferred stock	-	400,000
Options to purchase common stock	3,562,905	3,498,128
Warrants to purchase common stock	2,992,472	5,418,609
Totals	6,612,711	9,470,071

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

As of June 30, 2019, the Company had 3,562,905 options outstanding to purchase shares of common stock, of which 2,867,511 were vested.

As of December 31, 2018, there were outstanding stock options to purchase 3,135,828 shares of common stock, 3,007,946 shares of which were vested.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

Patents, net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510 (k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and six months ended June 30, 2019, the Company recorded amortization of $4,710 and $6,073 to current period operations, respectively.

Registration Rights

On March 12, 2019, in connection with the Company’s Private Placement of common stock, the Company also agreed on or prior the date that is 45 calendar days after the closing date of the Private Placement, the Company will be required to use commercially reasonable efforts to prepare and file a registration statement on Form S-3 or Form S-1 with the Securities and Exchange Commission (the “SEC”) covering the resale of the common shares. The Company is additionally required to use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC as soon as practicable thereafter. All expenses related to the filing of such registration statement, including legal fees, will be borne by the Company. On May 31, 2019, the Company filed the required registration statement and on June 24, 2019 was declared effective. The Company has estimated the liability under the registration rights agreement at $-0- as of June 30, 2019.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Upon adoption, the Company recognized additional operating lease liabilities, net of deferred rent, of approximately $422,000 based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The Company also recognized corresponding ROU assets of approximately $419,000.

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

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, except as disclosed.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Computer equipment	$108,619	$105,447
Furniture and fixtures	50,364	32,619
Subtotal	158,983	138,066
Less accumulated depreciation	(81,237)	(93,720)
Property and equipment, net	$77,746	$44,346

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $6,632 and $11,841 for three and six months ended June 30, 2019; and $2,926 and $5,829 for the three and six months ended June 30, 2018, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

On April 12, 2019, the Company entered into a sublease agreement whereby the Company leased approximately 4,343 square feet of office space in Westport, Connecticut commencing May 1, 2019 and expiring on October 31, 2021 at an initial rate of $18,277 per month, inclusive of a fixed utility charge, with escalating payments.  In connection with the lease the Company paid a security deposit of $68,764, of which $34,382 represents the last two months of the term. There is no option to extend the lease past its initial term.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

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

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long term lease, the Company determined not to consider an embedded 3 year option in the Los Angeles lease primarily due to i) the renewal rate is at future market rate to be determined and ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation.

At lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined their initial present values, at inception, of $1,002,743.

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $418,838, lease liability of $422,215 and eliminated deferred rent of $3,377.

Right to use assets is summarized below:

June 30, 2019
Los Angeles, CA, Suite 740	$218,875
Los Angeles, CA, Suite 745	277,592
Westport, CT., 54 Wilton Rd	506,276
Subtotal	1,002,743
Less accumulated depreciation	(188,753)
Right to use assets, net	$813,990

During the three and six months ended June 30, 2019, the Company recorded $104,278 and $164,405 as lease expense to current period operations.

Lease liability is summarized below:

June 30, 2019
Los Angeles, CA, Suite 740	$153,397
Los Angeles, CA, Suite 745	194,381
Westport, CT., 54 Wilton Rd	472,976
Total lease liability	820,754
Less: short term portion	(352,482)
Long term portion	$468,272

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Maturity analysis under these lease agreements are as follows:

Six months ended December 31, 2019	$202,116
Year ended December 31, 2020	411,358
Year ended December 31, 2021	284,756
Total	898,230
Less: Present value discount	(77,476)
Lease liability	$820,754

Lease expense for the three months ended June 30, 2019 was comprised of the following:

Operating lease expense	$83,584
Short-term lease expense	19,520
Variable lease expense	1,174
$104,278

Lease expense for the six months ended June 30, 2019 was comprised of the following:

Operating lease expense	$130,035
Short-term lease expense	32,758
Variable lease expense	1,612
$164,405

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
Accrued accounting and legal	$162,604	$59,439
Accrued reimbursements and travel	13,639	27,853
Accrued consulting	76,567	89,718
Accrued research and development expenses	462,346	351,631
Accrued office and other	34,154	14,304
Accrued payroll and related expenses	180,226	395,000
Deferred rent	-	3,377
Accrued settlement related to arbitration	13,333	13,333
	$942,869	$954,655

NOTE 7 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

Series C 9% Convertible Preferred Stock

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of 9% Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

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

In April 2019, the Company issued 3,507 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In May 2019, the Company issued 17,138 shares of its common stock in exchange for 50 shares of the Company’s Series C Preferred Stock and accrued dividends.

In June 2019, the Company issued 70,069 shares of its common stock in exchange for 200 shares of the Company’s Series C Preferred Stock and accrued dividends.

Series C Preferred Stock issued and outstanding totaled 215 and 475 as of June 30, 2019 and December 31, 2018, respectively.  As of June 30, 2019 and December 31, 2018, the Company has accrued $118,724 and $242,908 dividends payable on the Series C Preferred Stock.

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2019 and December 31, 2018, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and 1,000 shares of Series E Preferred Stock. As of June 30, 2019 and December 31, 2018, there were no outstanding shares of Series A, Series B, Series D and Series E preferred stock.

Common stock

On September 10, 2018, the Company amended its Articles of Incorporation to implement a reverse stock split in the ratio of 1 share for every 2.5 shares of common stock. No fractional shares were issued from such aggregation of common stock, upon the reverse split; any fractional share was rounded up and converted to the nearest whole share of common stock. As a result, 40,333,758 of the Company’s common stock were exchanged for 16,133,544 of the Company's common stock resulting in the transfer of $24,200 from common stock to additional paid in capital. These unaudited condensed consolidated financial statements have been retroactively restated to reflect the reverse stock split.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2019 and December 31, 2018, the Company had 21,151,134 and 16,868,783 shares issued and outstanding, respectively.

During the six months ended June 30, 2019, the Company issued an aggregate of 560,000 shares of its common stock for services totaling $2,333,200 ($4.17 per share).

During the six months ended June 30, 2019, the Company issued an aggregate of 53,332 shares of its common stock for vested restricted stock units as stock based compensation.

During the six months ended June 30, 2019, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,155,127 shares of common stock for aggregate proceeds of $8,619,278, net of $1,230 in expenses

During the six months ended June 30, 2019, the Company issued 1,130,029 shares of common stock in exchange for proceeds of $4,618,487 from the exercise of warrants.

During the six months ended June 30, 2019, the Company issued 160,962 shares of common stock in exchange for the exercise of 303,255 cashless exercises of warrants.

During the six months ended June 30, 2019, the Company issued 93,500 shares of common stock in exchange for proceeds of $444,838 from the exercise of options.

During the six months ended June 30, 2019, the Company issued 38,687 shares of common stock in exchange for the exercise of 130,423 cashless exercises of options.

At June 30, 2019, the Company accrued an aggregate of $2,273,600 as stock based compensation for 260,000 shares of common stock due for stock based compensation.

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

During the six months ended June 30, 2019, the Company granted an aggregate of 805,000 options to officers, directors and key consultants.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The following table presents information related to stock options at June 30, 2019:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	1,538,361	8.2	1,076,699
5.01-7.500	1,904,544	3.3	1,670,812
7.51-10.00	120,000	5.8	120,000
	3,562,905	5.5	2,867,511

A summary of the stock option activity and related information for the 2012 Plan for the six months ended June 30, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2018	3,135,828	$5.34	5.2	$311,545
Grants	805,000	4.90	10.0	$-
Exercised	(223,923)	$4.91	2.38
Forfeited/expired	(154,000)	$5.65
Outstanding at June 30, 2019	3,562,905	$5.25	5.49	$14,810,188
Exercisable at June 30, 2019	3,562,905	$5.38	4.52	$11,555,767

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $9.39 as of June 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2019 was estimated using the Black-Scholes pricing model.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

The following assumptions were used in determining the fair value of options during the six months ended June 30, 2019:

Risk-free interest rate	2.53% - 2.74%
Dividend yield	0%
Stock price volatility	90.73% to 91.55%
Expected life	6 – 10 years
Weighted average grant date fair value	$4.244

On May 17, 2019, in connection with the retirement of two members of the Company’s board of directors, the Company extended the life of 628,905 previously issued director options from the contractual 90 days from termination of service to the earlier of the initial life up or May 17, 2021. The change in estimated fair value of the modified options of $666,062 was charged to current period operations

The following assumptions were used in determining the change in fair value of the modified options at May 17, 2019:

Risk-free interest rate	2.33% - 2.40%
Dividend yield	0%
Stock price volatility	89.97% %
Expected life	0.12– 2 years

The fair value of all options vesting during the three and six months ended June 30, 2019 of $306,210 and $499,444, and $1,167,313 and $1,414,021 for the three and six months ended June 30, 2018, respectively, was charged to current period operations.  Unrecognized compensation expense of $2,508,085 and $173,446 at June 30, 2019 and December 31, 2018, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2019:

Total restricted shares issued as of December 31, 2018	-
Granted	190,000
Vested and issued	(53,332)
Vested restricted shares as of June 30, 2019	-
Unvested restricted shares as of June 30, 2019	136,668

On February 28, 2019, the Company granted an aggregate of 70,000 restricted stock grants for services with 23,332 vested immediately; 23,334 vesting at one year anniversary and 23,334 vesting at two year anniversary.

On March 20, 2019, the Company granted an aggregate of 120,000 restricted stock grants for services vesting quarterly beginning on April 1, 2019 over one year.

Stock based compensation expense related to restricted stock grants was $477,239 and $620,820 for the three and six months ended June 30, 2019, and $0 for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the stock-based compensation relating to restricted stock of $586,478 remains unamortized.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at June 30, 2019:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.0025	153,328	January 2020
$3.75	1,355,200	October 2019 to August 2021
$4.375	618,272	April 2021 to May 2021
$4.60	9,385	January 2020
$4.875	67,006	August 2019 to September 2019
$5.05	9,556	January 2020
$6.85	209,377	July 2021 to August 2021
$6.875	89,240	August 2019 to September 2019
$9.375	481,108	March 2020
	2,992,472

A summary of the warrant activity for the six months ended June 30, 2019 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2018	4,579,511	$4.73	1.5	$1,924,388
Grants	-
Exercised	(1,433,285)	$4.02
Expired	(153,754)	$7.43	-	-
Outstanding at June 30, 2019	2,992,472	$4.93	1.1	$13,335,761

Vested and expected to vest at June 30, 2019	2,992,472	$4.93	1.1	$13,335,761
Exercisable at June 30, 2019	2,992,472	$4.93	1.1	$13,335,761

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $9.39 of June 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company’s President and shareholders have advanced funds to the Company for working capital purposes since the Company’s inception in February 2009.  No formal repayment terms or arrangements exist and the Company is not accruing interest on these advances. The net amount of outstanding advances at June 30, 2019 and December 31, 2018 was $-0-.

At June 30, 2019 and December 31, 2018, the Company had reimbursable travel and other related expenses due related parties of $14,546 and $32,366, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors,  the Company entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company will pay Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested.  Mr. Filler is the general counsel and partner of Sherpa.

During the three and six months ended June 30, 2019, the Company paid $75,000 and $150,000 as patent costs, consulting fees and expense reimbursements. During the three months and six months ended June 30, 2018, the Company paid $102,219 and $277,219 as patent costs, consulting fees and expense reimbursements. As of June 30, 2019 and December 31, 2018, there was an unpaid balance of $0.

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

As of June 30, 2019 and December 31, 2018, the Company did not have any items that would be classified as level 1 or 2 disclosures.

As of June 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of June 30, 2019 and December 31, 2018.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(unaudited)

NOTE 12 – SUBSEQUENT EVENTS

In July 2019, the Company issued an aggregate of 295,080 shares of its common stock in exchange for proceeds of $1,138,425 from the exercise of warrants.

In July 2019, the Company issued 997 shares of its common stock in exchange for the cashless exercise of 2,000 warrants.

In July 2019, the Company issued an aggregate of 276,667 shares of its common stock for services, of which 260,000 shares were accrued as stock based compensation at June 30, 2019.

In July 2019, the Company issued 30,000 shares of common stock for vested restricted stock units.

In July 2019, the Company granted an aggregate of 158,333 options to purchase shares of the Company’s common stock to employees. The options are exercisable at $9.056 for ten years and vest quarterly over three years.

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

Business Overview

We are a pre-commercial stage medical device company that is developing a proprietary biomedical signal processing technology platform to extract information from physiologic signals. Our initial emphasis is on providing intracardiac signal information to electrophysiologists during electrophysiology (“EP”) studies and cardiac catheter ablation procedures for atrial fibrillation (“AF”) and ventricular tachycardia (“VT”). Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue in order to correct heart rhythm disturbances. Our first product which received FDA 510(k) clearance in August 2018 is the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP System.

PURE EP(tm) System is a proprietary signal acquisition and processing technology. The device is a computerized system intended for acquiring, digitizing, amplifying, filtering, measuring and calculating, displaying, recording and storing of electrocardiographic and intracardiac signals for patients undergoing electrophysiology (EP) procedures in an EP laboratory. The device aims to minimize noise and artifacts and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and related procedures.

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

We believe that the PURE EP System and its advanced signal processing may contribute to improvements in patient outcomes due to the following advantages over the EP recording systems currently available on the market:

●	Precise, uninterrupted, real-time evaluations of electrograms;

●	Higher quality cardiac signal acquisition for accurate and more efficient electrophysiology studies and catheter ablation procedures to help reduce costs and length of procedures;

●	Reliable display of information to better determine precise ablation targets, strategy and end point of procedures with the objective of reducing the need for multiple procedures;

●	Enhanced visualization tools A device that can run in parallel with the existing EP lab equipment.

On February 18 and February 19, 2019, we conducted the first clinical cases with our PURE EP™ System which was announced on February 20, 2019. The patient cases were performed by Andrea Natale, M.D., F.A.C.C., F.H.R.S., F.E.S.C., Executive Medical Director, Texas Cardiac Arrhythmia Institute at St. David’s Medical Center. On April 16, 2019, we announced the completion of our second set of patient cases at Greenville Memorial Hospital in South Carolina which were performed by Andrew Brenyo, MD, FHRS. Dr. Brenyo used the PURE EP™ System during procedures on patients with ischemic ventricular tachycardias, atrial fibrillation, PVC and atypical flutters. And, on May 6, 2019, we announced the completion of our third set of patient cases at Indiana University under the leadership of Prof. John M. Miller, M.D. and Dr. Mithilesh K. Das, MBBS. Drs. Miller and Das used the PURE EP™ System during procedures on patients with atypical flutter, atrioventricular nodal reentry tachycardia (AVNRT), atrial fibrillation, SVT, PVC and a rare case of dual septal pathway. Initial results showed improved signal detection and fidelity compared to the data acquired using the existing recording devices in the EP lab. We intend to continue to conduct additional clinical external evaluation at a select number of centers.

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

To date, we have conducted a total of eighteen pre-clinical studies with the PURE EP™ System prototype, sixteen of which were conducted at Mayo Clinic in Rochester, Minnesota.  We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the VT model.

On July 16, 2019, the U.S. Patent & Trademark Office published Patent No. 10,356,001 B1 entitled, “System and Methods to Visually Align Signals Using Delay” consisting of 33 patent claims covering our PURE EP™ System. On June 6, 2019, we announced that the U.S. Patent & Trademark Office allowed our U.S. patent application number 15/103,278 covering our electrophysiology simulator entitled, “Systems and Methods for Evaluation of Electrophysiology Systems” filed on June 9, 2016.

 Over the six months ended June 30, 2019, our significant achievements include:

●	On January 23, 2019, Dr. Asirvatham’s team at Mayo performed our fourteenth pre-clinical study at Mayo Clinic in Rochester, Minnesota which was part of the new agreement announced November 13, 2018.

●	On February 5, 2019, we announced that John Kowalski, former Biosense Webster (a Johnson & Johnson company) Northeast Area Director, joined BioSig as Vice President of Sales.

●	On February 12, 2019, we issued a 2019 Shareholder Letter which provided updates on our recent business development and highlighted our plans for future growth.

●

On February 20, 2019, we announced the completion of our first set of patient cases that used our PURE EP™ System. The patient cases were performed by Andrea Natale, M.D., F.A.C.C., F.H.R.S., F.E.S.C., Executive Medical Director, at the Texas Cardiac Arrhythmia Institute at St. David’s Medical Center.

●	On March 6, 2019, we announced the appointment of Barry Keenan Ph.D., MBA, PMP as Vice President of Engineering to head up our advanced product development.

●	On April 3, 2019, Dr. Asirvatham’s team at Mayo performed our fifteenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●

On April 16, 2019, we announced the completion of patient cases at Greenville Memorial Hospital in South Carolina. Andrew Brenyo, MD, FHRS used the PURE EP™ System during procedures on patients with ischemic ventricular tachycardias, atrial fibrillation, PVC and atypical flutters.

●	On April 23, 2019, Dr. Asirvatham’s team at Mayo performed our sixteenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●

On May 2, 2019, we announced that our manuscript entitled, “Evaluation of Real Time Catheter Tissue Contact using Unipolar Intracardiac Signal Morphology” had been accepted to the 41st International Engineering in Medicine and Biology Conference (EMBC) to be held in Berlin, Germany from July 23-27, 2019.

●

On May 6, 2019, we announced the completion of patient cases at Indiana University under the leadership of Prof. John M. Miller, M.D. and Dr. Mithilesh K. Das, MBBS. The PURE EP™ System was used during procedures on patients with atypical flutter, atrioventricular nodal reentry tachycardia (AVNRT), atrial fibrillation, SVT, PVC and a rare case of dual septal pathway.

●	From May 8-11, 2019, we exhibited at the Heart Rhythm Society’s 40th Annual Scientific Sessions at the Moscone Center in San Francisco, CA.

●	On May 15, 2019, Dr. Asirvatham’s team at Mayo performed our seventeenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On May 21, 2019, we announced that Jerome B. Zeldis, M.D., Ph.D., Former Chief Medical Officer of Celgene, had re-joined as an independent director on our board.

●

On May 23, 2019, we announced that the US Patent & Trademark Office allowed 33 patent claims covering our PURE EP™ System under patent application number 16/271,462 entitled, “System and Methods to Visually Align Signals Using Delay” which was filed on May 9, 2018 and subject to an accelerated Track One patent application filed on February 8, 2019.

●	On June 3, 2019, we announced that we received a total of $4.6 million in warrant and option exercises in Q1 and Q2 2019; proceeds to support clinical activities.

●

On June 6, 2019, we announced that the U.S. Patent & Trademark Office allowed our U.S. patent application number 15/103,278 covering our electrophysiology simulator entitled, “Systems and Methods for Evaluation of Electrophysiology Systems” filed on June 9, 2016.

●	On June 20, 2019, we issued a June 2019 Shareholder Letter which provided updates on our recent clinical and business development.

●	On June 25, 2019, we announced the appointment of Samuel E. Navarro, managing partner of Gravitas Healthcare, LLC, as independent director on our board.

●	On June 26, 2019, Dr. Asirvatham’s team at Mayo performed our eighteenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On July 1, 2019, we announced that we had been added as a member of the broad-market Russell 3000 Index.

●	On July 11, 2019, we announced the appointment of Manasi Patwardhan as Director of Strategic Planning.

●

On July 18, 2019, we announced the appointment of Olivier Chaudoir, former worldwide senior global strategic marketing director at DePuy Synthes (a Johnson & Johnson company), as Director of Marketing.

●	On July 24, we announced the appointment of Julie Stephenson, former Director of Medical Education at Medtronic, as Senior Director of Clinical Affairs.

We received 510(k) clearance from the U.S. Food and Drug Administration for the PURE EP™ System in August 2018. Our manufacturing partner, Minnetronix, a medical technology and innovation company, has built initial units for our first installations, clinical procedures, and IP proposals.

We are currently working on audit preparation for the International Organization for Standardization (“ISO”) and Medical Device Single Audit Program (“MDSAP”) certification. The audit is targeted for Q4 2019. We believe that we will have obtained ISO Certification by the fourth quarter of 2019 and CE Mark by Q1 2020.

Because we have not yet entered the sales phase with our initial product, we currently do not have paying customers. We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our commercialization efforts and the timing and outcome of future regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2019 and 2018.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2019 were $1,817,959, an increase of $368,451, or 25.4%, from $1,449,508 for the three months ended June 30, 2018. This increase is primarily due to increases in personnel due to staff increases, research studies and design work, net with reduction in stock based compensation in 2019, as compared to 2018, as we finalize our initial product towards commercialization. Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2019	June 30, 2018
Salaries and equity compensation	$736,352	$1,007,072
Consulting expenses	195,995	270,209
Research studies and design work	799,994	126,480
Travel, supplies, other	85,618	45,747
Total	$1,817,959	$1,449,508

Stock based compensation for research and development personnel was $411,288 and $493,352 for the three months ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2019 were $6,160,812, an increase of $1,846,260, or 42.8%, from $4,314,552 incurred in the three months ended June 30, 2018. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $1,264,485 in the current period from $654,841 for the three months ended June 30, 2018, an increase of $609,644.  The increase was due to performance pay and added staff in 2019 for commercialization and support personnel.  We incurred $2,996,384 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2019 as compared to $2,797,961 in stock based compensation for the same period in 2018.

Professional services for the three months ended June 30, 2019 totaled $258,207, an increase of $231,139, or 853.9%, over the $27,068 recognized for the three months ended June 30, 2018. Of professional services, legal fees totaled $244,707 for the three months ended June 30, 2019; an increase of $239,789 from $4,918 incurred for the three months ended June 30, 2018.  The primary increase was due to costs incurred in registration statement and patent filings in 2019 as compared to 2018. In addition, previous years incurred legal fees cancelled in 2018.  Accounting fees incurred in the three months ended June 30, 2019 amounted to $13,500, a decrease of $8,650 or 39.1%, from $22,150 incurred in same period last year.

Consulting, public and investor relations fees for the three months ended June 30, 2019 were $823,301 as compared to $289,846 incurred for the three months ended June 30, 2018. The increase in consulting and investor relations fees during the three months ended June 30, 2019 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended June 30, 2019 were $186,307, an increase of $57,426, or 44.6%, from $128,881 incurred in the three months ended June 30, 2018. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2019 was due to added commercialization and business development efforts as compared to 2018.

 Rent for the three months ended June 30, 2019 totaled $104,258, an increase of $62,042 or 147.0%, from $42,216 incurred in three months ended June 30, 2018. The increase in rent for 2019 as compared to 2018 is due primarily expanding our Los Angeles office, adding an administrative center in Austin, Texas, a Norwalk, CT office and our corporate headquarters in Westport, CT.

Depreciation and amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2019 totaled $9,979 an increase of $7,053, or 241.0%, over the expense of $2,926 incurred in the three months ended June 30, 2018, as a result of the adding additional office computers and other equipment. In addition, we begun amortizing our incurred patent costs in 2019.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2019 totaled $4,868, a decrease of $275,999, or 98.3% from $280,867 incurred during the three months ended June 30, 2018. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant decrease in 2019 as compared to 2018 is the result of conversions in 2018 of the Series D Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended June 30, 2019 was $7,954,472 compared to a net loss of $6,047,590 for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2019 and 2018.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2019 were $3,306,798, an increase of $994,870, or 43.0%, from $2,311,928 for the six months ended June 30, 2018. This increase is primarily due to increase in compensation with us adding personnel along with increases in our research and design work along with related travel, as compared to 2018, as we finalize our initial product towards commercialization.

Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2019	June 30, 2018
Salaries and equity compensation	$1,417,984	$1,294,921
Consulting expenses	426,258	401,810
Research studies and design work	1,336,190	545,805
Travel, supplies, other	126,366	69,392
Total	$3,306,798	$2,311,928

Stock based compensation for research and development personnel was $840,035 and $857,440 for the six months ended June 30, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2019 were $10,539,709, an increase of $4,453,361, or 73.2%, from $6,086,348 incurred in the six months ended June 30, 2018. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $1,946,987 in the current period from $1,189,468 for the six months ended June 30, 2018, an increase of $757,519.  The increase was due to performance pay and added staff in 2019 for commercialization and support personnel.  We incurred $5,153,140 in stock based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2019 as compared to $3,088,082 in stock based compensation for the same period in 2018.

Professional services for the six months ended June 30, 2019 totaled $416,014, an increase of $180,024, or 76.3%, over the $235,990 recognized for the six months ended June 30, 2018. Of professional services, legal fees totaled $355,014 for the six months ended June 30, 2019, an increase of $188,174, or 112.8%, from $166,840 incurred for the six months ended June 30, 2018.  The primary increase was due to high level of patent research and filings in 2019 as compared to 2018.  Accounting fees incurred in the six months ended June 30, 2019 amounted to $61,000, a decrease of $8,150, or 11.8%, from $69,150 incurred in same period last year.

Consulting, public and investor relations fees for the six months ended June 30, 2019 were $1,422,146 as compared to $821,896 incurred for the six months ended June 30, 2018. The increase in consulting and investor relations fees during the six months ended June 30, 2019 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the six months ended June 30, 2019 were $312,171, an increase of $92,369, or 42.0%, from $219,802 incurred in the six months ended June 30, 2018. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2019 was due to added commercialization and business development efforts as compared to 2018.

Rent for the six months ended June 30, 2019 totaled $164,405, an increase of $87,336 or 113.3%, from $77,069 incurred in six months ended June 30, 2018. The increase in rent for 2019 as compared to 2018 is due primarily expanding our Los Angeles office, adding an administrative center in Austin, Texas, a Norwalk, CT office and our corporate headquarters in Westport, CT.

Depreciation and amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2019 totaled $17,914 an increase of $12,085, or 207.3%, over the expense of $5,829 incurred in the six months ended June 30, 2018, as a result of the adding additional office computers and other equipment. In addition, we begun amortizing our incurred patent costs during the six months ended June 30, 2019.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2019 totaled $15,409, a decrease of $570,504, or 97.4% from $585,913 incurred during the six months ended June 30, 2018, 2017. Preferred stock dividends are primarily related to the issuance of our Series C, D and E Preferred Stock from 2013 through 2018.  The significant decrease in 2019 as compared to 2018 is the result of conversions in 2018 of the Series D Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the six months ended June 30, 2019 was $13,834,561 compared to a net loss of $8,989,670 for the six months ended June 30, 2018.

Liquidity and Capital Resources

Six Months Ended June 30, 2019 Compared to six Months Ended June 30, 2018

As of June 30, 2019, we had a working capital of $9,226,334, comprised of cash of $10,333,966 and prepaid expenses of $306,443, which was offset by $942,869 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $118,724 and current portion of lease liability of $352,482.  For the six months ended June 30, 2019, we used $7,641,965 of cash in operating activities and $156,832 of cash in investing activities.

Cash provided by financing activities totaled $13,682,603, comprised of proceeds from the sale of our common stock of $8,619,278 and proceeds from exercise of warrants and options of $4,618,487 and $444,838, respectively. In the comparable period in 2018, our aggregate cash provided by financing activities totaled $7,189,310, comprised of proceeds from the sale of our common stock of $5,268,445, proceeds from the sale of our Series E preferred stock of $1,492,969 and proceeds from exercise of warrants of $427,896. At June 30, 2019, we had cash of $10,333,966 compared to $3,673,137 at June 30, 2018. Our cash is held in bank deposit accounts. At June 30, 2019 and June 30, 2018, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2019 and 2018 was $7,641,965 and $4,797,308, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional operating costs and general and administrative expenses and an increase in our operating assets of $228,831 and decrease our operating liabilities of $5,023, net of stock based compensation and depreciation and amortization.

We used $156,832 cash for investing activities for the six months ended June 30, 2019, compared to $266,444 for the six months ended June 30, 2018.  For the current period, we purchased computer and other equipment of $45,241 and paid $111,316 and $275 in patent and trademark costs, respectively, as compared to $8,211 in 2018 to purchase computer and other equipment and $258,233 in patent costs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2019, the Company established a system to maintain appropriate segregation of duties and oversight in the initiating and recording of transactions, thereby creating a segregation of duties for the preparation of reliable financial statements and to avoid a potential misstatement that could result due to the deficient controls or the absence of sufficient other mitigating controls.

There have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

BIOSIG TECHNOLOGIES, INC.

Date: July 31, 2019	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2019	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)