Form 10-Q
period 2019-09-30
BioSig Technologies, Inc.
filed 2019-10-23
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-38659

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

As of October 23, 2019, there were 22,172,170 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash	$12,308,578	$4,450,160
Vendor deposits	430,444	100,000
Prepaid expenses	143,499	78,442
Total current assets	12,882,521	4,628,602

Property and equipment, net	102,043	44,346

Right-to-use assets, net	732,411	-

Other assets:
Patents, net	369,288	268,796
Trademarks	1,125	850
Prepaid expenses, long term	32,101	-
Deposits	101,839	54,238

Total assets	$14,221,328	$4,996,832

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $9,014 and $32,366 to related parties as of September 30, 2019 and December 31, 2018, respectively	$724,450	$954,655
Dividends payable	123,601	242,908
Lease liability, short term	365,351	-
Total current liabilities	1,213,402	1,197,563

Lease liability, long term	375,167	-
Total debt	1,588,569	1,197,563

Series C Preferred Stock, 215 and 475 shares issued and outstanding; liquidation preference of $215,000 and $475,000 as of September 30, 2019 and December 31, 2018, respectively	215,000	475,000

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E Preferred Stock; 215 and 475 Series C shares outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 22,032,342 and 16,868,783 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	22,032	16,869
Additional paid in capital	101,483,612	74,039,341
Subscriptions	501,000	-
Accumulated deficit	(89,994,559)	(70,731,941)
Total stockholders' equity attributable to BioSig Technologies, Inc	12,012,085	3,324,269
Non-controlling interest	405,674	-
Total equity	12,417,759	3,324,269

Total liabilities and equity	$14,221,328	$4,996,832

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$1,643,659	$744,173	$4,950,457	$3,056,101
General and administrative	3,841,189	2,405,722	14,380,898	8,492,070
Depreciation and amortization	18,510	2,977	36,424	8,806
Total operating expenses	5,503,358	3,152,872	19,367,779	11,556,977

Loss from operations	(5,503,358)	(3,152,872)	(19,367,779)	(11,556,977)

Other income (expense):
Interest income, net	39,354	1,943	84,623	2,291

Loss before income taxes	(5,464,004)	(3,150,929)	(19,283,156)	(11,554,686)

Income taxes (benefit)	-	-	-	-

Net loss	(5,464,004)	(3,150,929)	(19,283,156)	(11,554,686)

Preferred stock dividend	(4,877)	(194,433)	(20,286)	(780,346)

Net loss attributable to common stockholders	(5,468,881)	(3,345,362)	(19,303,442)	(12,335,032)

Non-controlling interest	20,538	-	20,538	-

NET LOSS ATTRIBUTABLE TO BIOSIG TECHNOLOGIES, INC.	$(5,448,343)	$(3,345,362)	$(19,282,904)	$(12,335,032)

Net loss per common share, basic and diluted	$(0.25)	$(0.22)	$(0.96)	$(0.89)

Weighted average number of common shares outstanding, basic and diluted	21,809,998	15,529,568	20,124,322	13,784,553

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2019

	Common stock		Additional Paid in		Accumulated	Non-controlling
	Shares	Amount	Capital	Subscription	Deficit	Interest	Total
Balance, June 30, 2019 (unaudited)	21,151,134	$21,151	$94,494,972	$-	$(84,551,093)	$-	$9,965,030
Common stock issued for services	413,317	413	1,196,215	-	-	-	1,196,628
Sale of subsidiary shares to non-controlling interest	-	-	3,268,434	-	-	426,212	3,694,646
Common stock issued upon exercise of warrants at an average of $4.01 per share	432,867	433	1,735,950	-	-		1,736,383
Common stock issued upon exercise of options at $5.09 per share	4,000	4	20,356	-	-		20,360
Common stock issued upon cashless exercise of warrants	1,024	1	(1)	-	-		-
Subscription received from sale of subsidiary shares to non-controlling interest	-	-	-	501,000	-	-	501,000
Stock based compensation	30,000	30	772,563	-	-		772,593
Preferred stock dividend	-	-	(4,877)	-	-		(4,877)
Net loss	-	-	-	-	(5,443,466)	(20,538)	(5,464,004)
Balance, September 30, 2019 (unaudited)	22,032,342	$22,032	$101,483,612	$501,000	$(89,994,559)	$405,674	$12,417,759

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2018

	Series E Preferred stock		Common stock		Additional Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, June 30, 2018 (unaudited)	1,000	$1	14,683,722	$14,683	$64,947,253	$-	$(61,884,381)	$3,077,556
Common stock issued for services	-	-	40,400	41	237,259	-	-	237,300
Sale of common stock	-	-	709,876	710	3,870,566	-	-	3,871,276
Common stock issued upon exercise of warrants at $3.75 per share	-	-	416,674	417	1,592,029	-	-	1,592,446
Common stock issued upon cashless exercise of warrants	-	-	18,872	19	(19)	-	-	-
Common stock issued upon exercise of options at $4.40 per share	-	-	140,001	140	615,460	-	-	615,600
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	-	-	26,667	27	99,973	-	-	100,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.08 per share	-	-	9,368	9	46,644	-	-	46,653
Common stock issued upon conversion of Series E Preferred Stock at $3.75 per share	(625)	(1)	250,000	250	(249)	-	-	-
Common stock issued in settlement of Series E Preferred Stock accrued dividends at $4.65 per share	-	-	42,356	42	196,833	-	-	196,875
Stock based compensation	-	-	-	-	160,085	-	-	160,085
Preferred stock dividend	-	-	-	-	(194,433)	-	-	(194,433)
Net loss	-	-	-	-	-	-	(3,150,929)	(3,150,929)
Balance, September 30, 2018 (unaudited)	375	$-	16,337,936	$16,338	$71,571,401	$-	$(65,035,310)	$6,552,429

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common stock		Additional Paid in		Accumulated	Non-controlling
	Shares	Amount	Capital	Subscription	Deficit	Interest	Total
Balance, December 31, 2018	16,868,783	$16,869	$74,039,341	$-	$(70,731,941)	$-	$3,324,269
Common stock issued for services	973,317	973	5,802,455	-	-	-	5,803,428
Sale of common stock	2,155,127	2,155	8,617,123	-	-	-	8,619,278
Sale of subsidiary shares to non-controlling interest	-	-	3,268,434	-	-	426,212	3,694,646
Common stock issued upon exercise of warrants at an average of $4.07 per share	1,562,896	1,563	6,353,307	-	-		6,354,870
Common stock issued upon exercise of options at an average of $4.77 per share	97,500	98	465,100	-	-	-	465,198
Common stock issued upon cashless exercise of warrants	161,986	162	(162)	-	-	-	-
Common stock issued upon cashless exercise of options	38,687	39	(39)	-	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	69,335	69	259,931	-	-	-	260,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $6.53 per share	21,379	21	139,571	-	-	-	139,592
Subscription received from sale of subsidiary shares to non-controlling interest	-	-	-	501,000	-	-	501,000
Change in fair value of modified options	-	-	666,062	-	-	-	666,062
Stock based compensation	83,332	83	1,892,775	-	-	-	1,892,858
Preferred stock dividend	-	-	(20,286)	-	-	-	(20,286)
Net loss	-	-	-	-	(19,262,618)	(20,538)	(19,283,156)
Balance, September 30, 2019 (unaudited)	22,032,342	$22,032	$101,483,612	$501,000	$(89,994,559)	$405,674	$12,417,759

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2018

	Series D Preferred stock		Series E Preferred stock		Common stock		Additional Paid in	Common stock	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2017	1,334	$1	-	$-	11,728,482	$11,728	$53,233,228	$29,985	$(56,524,786)	$(3,249,844)
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	-	-	-	-	-	-	-	-	3,044,162	3,044,162
Sale of Series E Preferred stock	-	-	1,000	1	-	-	1,492,968	-	-	1,492,969
Common stock issued for services	-	-	-	-	620,400	621	2,768,179	-	-	2,768,800
Sale of common stock	-	-	-	-	2,123,078	2,123	9,167,583	(29,985)	-	9,139,721
Common stock issued upon exercise of warrants at $3.81 per share	-	-	-	-	530,780	531	2,019,811	-	-	2,020,342
Common stock issued upon exercise of options at $4.40 per share	-	-	-	-	140,001	140	615,460	-	-	615,600
Common stock issued upon cashless exercise of warrants	-	-	-	-	18,872	19	(19)	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	-	-	-	-	136,002	136	509,864	-	-	510,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.19 per share	-	-	-	-	56,000	56	234,403	-	-	234,459
Common stock issued upon conversion of Series D Preferred Stock at $3.75 per share	(1,334)	(1)	-	-	533,600	534	(533)	-	-	-
Common stock issued settlement of Series D Preferred Stock accrued dividends at $3.41 per share	-	-	-	-	158,365	158	540,113	-	-	540,271
Common stock issued upon conversion of Series E Preferred Stock at $3.75 per share	-	-	(625)	(1)	250,000	250	(249)	-	-	-
Common stock issued in settlement of Series E Preferred Stock accrued dividends at $4.65 per share	-	-	-	-	42,356	42	196,833	-	-	196,875
Stock based compensation	-	-	-	-	-	-	1,574,106	-	-	1,574,106
Preferred stock dividend	-	-	-	-	-	-	(780,346)	-	-	(780,346)
Net loss	-	-	-	-	-	-	-	-	(11,554,686)	(11,554,686)
Balance, September 30, 2018 (unaudited)	-	$-	375	$-	16,337,936	$16,338	$71,571,401	$-	$(65,035,310)	$6,552,429

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,283,156)	$(11,554,686)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	36,424	8,806
Equity based compensation	7,696,286	4,342,906
Change in fair value of modified options	666,062	-
Changes in operating assets and liabilities:
Vendor deposits	(330,444)	-
Prepaid expenses	(97,158)	(29,349)
Security deposit	(47,601)	(44,619)
Accounts payable and accrued expenses	(226,829)	(10,783)
Lease liability, net	4,730	-
Deferred rent payable	-	1,404
Net cash used in operating activities	(11,581,686)	(7,286,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	(111,316)	(227,846)
Payment of trademark costs	(275)	(850)
Purchase of property and equipment	(83,297)	(21,674)
Net cash used in investing activity	(194,888)	(250,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	8,619,278	9,139,721
Proceeds from sale of subsidiary stock to non-controlling interest	3,694,646	-
Subscription received from subsidiary stock subscription from non-controlling interest	501,000	-
Proceeds from sale of Series E preferred stock	-	1,492,969
Proceeds from exercise of warrants	6,354,870	2,020,342
Proceeds from exercise of options	465,198	615,600
Net cash provided by financing activities	19,634,992	13,268,632

Net increase in cash and cash equivalents	7,858,418	5,731,941

Cash and cash equivalents, beginning of the period	4,450,160	1,547,579
Cash and cash equivalents, end of the period	$12,308,578	$7,279,520

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$399,592	$744,459
Common stock issued upon conversion of Series D Preferred Stock and accrued dividends	$-	$540,271
Common stock issued upon conversion of Series E Preferred Stock and accrued dividends	$-	$196,875
Reclassify fair value of derivative and warrant liabilities to equity upon adoption of ASU 2017-11	$-	$3,044,162
Dividend payable on preferred stock charged to additional paid in capital	$20,286	$780,346
Right-to-use assets and lease liability recorded upon adoption of ASC 842	$422,215	$-
Record right-to-use assets and related lease liability	$511,236	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On November 7, 2018, the Company formed NeuroClear Technologies, Inc. (“NeuroClear”), a Delaware Corporation, for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology. In 2019, NeuroClear sold 739,000 shares of its common stock for net proceeds of $3,694,646 to fund initial operations. As of September 30, 2019, the Company had a majority interest in NeuroClear of 89.8% (See Notes 8 and 10).

The unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, NeuroClear Technologies, Inc. to as the “Company” or “BioSig”.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2018 has been derived from audited financial statements.

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 15, 2019, as amended on May 15, 2019.

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

As of September 30, 2019, the Company had cash of $12,308,578 and working capital of $11,669,119. The Company raised approximately $8,619,000 through the sale of its common stock and $3,694,646 through the sale of NeuroClear common stock and received $6,400,000 from the exercise of previously issued warrants and $465,000 from the exercise of previously issued options during the nine months ended September 30, 2019. As of September 30, 2019, the Company received $501,000 for subsidiary stock subscriptions from non-controlling interests, which have not closed as of the date of the filing of this report and, subsequent to September 30, 2019, the Company received approximately $185,000 for subsidiary stock subscriptions, which have not closed as of the date of the filing of this report. During the nine months ended September 30, 2019, the Company used net cash in operating activities of $11,581,686.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management believes that the Company has sufficient funds to meet its research and development and other funding requirements for at least the next 10 months.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company’s primary source of operating funds since inception has been cash proceeds from private placements of its and its subsidiary’s common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company will require additional financing to fund future operations. Further, the Company does not have any commercial products available for sale and there is no assurance that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company’s research and development will be successfully completed or that any product will be commercially viable.

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

Derivative Instrument Liability

The Company accounts for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. At September 30, 2019 and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

At September 30, 2019 and December 31, 2018, the Company had outstanding preferred stock and warrants that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions. On January 1, 2018, the Company adopted ASU 2017-11 and according reclassified the fair value of the reset provisions embedded in previously issued Preferred stock and certain warrants with embedded anti-dilutive provisions from liability to equity.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,643,659 and $4,950,457 for the three and nine months ended September 30, 2019; and $744,173 and $3,056,101 for the three and nine months ended September 30, 2018, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At September 30, 2019 and December 31, 2018, deposits in excess of FDIC limits were $11,808,578 and $4,200,160, respectively.

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

The computation of basic and diluted loss per share as of September 30, 2019 and 2018 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2019	September 30, 2018
Series C convertible preferred stock	57,334	126,667
Series E convertible preferred stock	-	150,000
Options to purchase common stock	3,667,238	3,358,130
Warrants to purchase common stock	2,477,245	5,070,018
Totals	6,201,817	8,704,815

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

As of September 30, 2019, the Company had options to purchase 3,667,238 shares of common stock outstanding, of which options to purchase 2,892,122 shares of common stock were vested.

As of December 31, 2018, there were options to purchase 3,135,828 shares of common stock outstanding, of which options to purchase 3,007,946 shares of common stock were vested.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Vendor deposits

Vendor deposits are comprised of advance payments to the Company’s contract manufacturer for long lead-time components to be incorporated in our ordered-for-delivery commercial products and on-going design, testing and research work.

Patents, net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510 (k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and nine months ended September 30, 2019, the Company recorded amortization of $4,751 and $10,824 to current period operations, respectively.

Registration Rights

On March 12, 2019, in connection with the Company’s private placement of common stock, the Company agreed that the Company would use commercially reasonable efforts to prepare and file a registration statement on Form S-3 or Form S-1 with the Securities and Exchange Commission covering the resale of the shares of common stock on or prior the date that is 45 calendar days after the closing date of the private placement, and to cause such registration statement to be declared effective by the Securities and Exchange Commission as soon as practicable thereafter.

On May 31, 2019, the Company filed the required registration statement, and on June 24, 2019, such registration statement was declared effective. The Company has estimated the liability under the registration rights agreement to be $0 as of September 30, 2019. All expenses related to the filing of such registration statement, including legal fees, was borne by the Company.

Adoption of Accounting Standards

In February 2016, the Financial Accounting Standards Board established ASC Topic 842, Leases (Topic 842), by issuing ASU No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations. The Company adopted the new standard on January 1, 2019.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

Reclassification

Certain amounts in the balance sheet at December 31, 2018 have been reclassified to conform to the presentation at September 30, 2019.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Computer equipment	$135,162	$105,447
Furniture and fixtures	54,550	32,619
Subtotal	189,712	138,066
Less accumulated depreciation	(87,669)	(93,720)
Property and equipment, net	$102,043	$44,346

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Depreciation expense was $13,759 and $25,600 for three and nine months ended September 30, 2019; and $2,977 and $8,806 for the three and nine months ended September 30, 2018, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

On August 14, 2019, the Company entered into a lease agreement whereby the Company leased storage space in the same building as our Los Angeles, California facilities, commencing September 1, 2019, and expiring on June 30, 2021, at an initial rate of $235 per month with escalating payments.  In connection with the lease, the Company paid a security deposit of $250. There is no option to extend the lease past its initial term.

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

On May 22, 2018, the Company entered into a fifth lease amendment agreement, whereby the Company agreed to extend the lease for the original office space and expand with additional space in Los Angeles, California, commencing June 14, 2018 and expiring on June 30, 2021 at an initial rate of $14,731 per month with escalating payments.  In connection with the lease, the Company is obligated to lease parking spaces at an aggregate approximate cost of $1,070 per month. The Company has an option to extend the lease for an additional 3-year (option) term.

On April 11, 2018, the Company extended a short-term lease agreement whereby the Company leased office space in Austin, Texas commencing on August 1, 2018, for $979 per month, which expired on July 31, 2019.

On October 1, 2018, the Company entered into a lease agreement whereby the Company leased office space in Norwalk, Connecticut commencing on October 1, 2018, for $2,000 per month, which expired on September 30, 2019.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter is not applicable to the Company. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. In determining the length of the lease term to its long-term lease, the Company determined not to consider an embedded 3-year option in the Los Angeles lease primarily due to i) the renewal rate is at future market rate to be determined and ii) Company does not have significant leasehold improvements that would restrict its ability to consider relocation.

At lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined their initial present values, at inception, of $1,007,703.

On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right to use assets of $418,838, lease liability of $422,215 and eliminated deferred rent of $3,377.

Right to use assets is summarized below:

September 30, 2019
Los Angeles, CA, Suite 740	$218,875
Los Angeles, CA, Suite 745	277,592
Los Angeles, CA, Storage	4,960
Westport, CT, 54 Wilton Rd	506,276
Subtotal	1,007,703
Less accumulated depreciation	(275,292)
Right to use assets, net	$732,411

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

During the three and nine months ended September 30, 2019, the Company recorded $133,786 and $298,191 as lease expense to current period operations.

Lease liability is summarized below:

September 30, 2019
Los Angeles, CA, Suite 740	$135,879
Los Angeles, CA, Suite 745	172,612
Los Angeles, CA, Storage	4,725
Westport, CT, 54 Wilton Rd	427,302
Total lease liability	740,518
Less: short term portion	(365,351)
Long term portion	$375,167

Maturity analysis under these lease agreements are as follows:

Three months ended December 31, 2019	$102,007
Year ended December 31, 2020	413,988
Year ended December 31, 2021	286,256
Total	802,251
Less: Present value discount	(61,733)
Lease liability	$740,518

Lease expense for the three months ended September 30, 2019 was comprised of the following:

Operating lease expense	$102,394
Short-term lease expense	31,492
Variable lease expense	(100)
$133,786

Lease expense for the nine months ended September 30, 2019 was comprised of the following:

Operating lease expense	$232,427
Short-term lease expense	64,252
Variable lease expense	1,512
$298,191

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
Accrued accounting and legal	$195,808	$59,439
Accrued reimbursements and travel	57,103	27,853
Accrued consulting	90,138	89,718
Accrued research and development expenses	336,204	351,631
Accrued office and other	16,713	14,304
Accrued payroll and related expenses	15,151	395,000
Deferred rent	-	3,377
Accrued settlement related to arbitration	13,333	13,333
	$724,450	$954,655

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 7 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

Series C 9% Convertible Preferred Stock

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of 9% Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

The Series C Preferred Stock is entitled to preference over holders of junior stock upon liquidation in the amount of $1,000 plus any accrued and unpaid dividends; entitled to dividends as a preference to holders of junior stock at a rate of 9% per annum of the stated value of $1,000 per share, payable quarterly beginning on September 30, 2013 and are cumulative.  The holders of the Series C Preferred Stock vote together with the holders of our common stock on an as-converted basis but may not vote the Series C Preferred Stock in excess of the beneficial ownership limitation of the Series C Preferred Stock.  The beneficial ownership limitation is 4.99% of our then outstanding shares of common stock following such conversion or exercise, which may be increased to up to 9.99% of our then outstanding shares of common stock following such conversion or exercise upon the request of an individual holder.  The beneficial ownership limitation is determined on an individual holder basis, such that the as-converted number of shares of one holder is not included in the shares outstanding when calculating the limitation for a different holder.

In connection with the sale of the Series C preferred stock, the Company issued an aggregate of 532,251 warrants to purchase the Company’s common stock at $6.53 per share expiring five years from the initial exercise date.  The warrants contained full ratchet anti-dilution price protection upon the issuance of equity or equity-linked securities at an effective common stock purchase price of less than $6.53 per share as well as other customary anti-dilution protection. The warrants were exercisable for cash; or if at any time after six months from the issuance date, there was no effective registration statement registering the resale, or no current prospectus available for the resale, of the shares of common stock underlying the warrants, the warrants could be exercised by means of a “cashless exercise”.

As a result of an amendment to the conversion price of our Series C Preferred Stock, pursuant to the full-ratchet anti-dilution protection provision of the warrants, the exercise price of the warrants was decreased from $6.53 per share to $3.75 per share and the aggregate number of shares issuable under the warrants was increased to 926,121. As of September 30, 2019, all issued warrants in connection with the Series C preferred stock have expired or have been exercised.

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

Series C Preferred Stock issued and outstanding totaled 215 and 475 as of September 30, 2019 and December 31, 2018, respectively.  As of September 30, 2019, and December 31, 2018, the Company has accrued $123,601 and $242,908 dividends payable on the Series C Preferred Stock.

NOTE 8 – EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2019 and December 31, 2018, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and 1,000 shares of Series E Preferred Stock. As of September 30, 2019, and December 31, 2018, there were no outstanding shares of Series A, Series B, Series D and Series E preferred stock.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2019, and December 31, 2018, the Company had 22,032,342 and 16,868,783 shares issued and outstanding, respectively.

During the nine months ended September 30, 2019, the Company issued an aggregate of 973,317 shares of its common stock for services totaling $5,803,428 ($5.96 per share).

During the nine months ended September 30, 2019, the Company issued an aggregate of 83,332 shares of its common stock for vested restricted stock units as stock-based compensation.

During the nine months ended September 30, 2019, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,155,127 shares of common stock for aggregate proceeds of $8,619,278, net of $1,230 in expenses

During the nine months ended September 30, 2019, the Company issued 1,562,896 shares of common stock in exchange for proceeds of $6,354,870 from the exercise of warrants.

During the nine months ended September 30, 2019, the Company issued 161,986 shares of common stock in exchange for the exercise of 306,072 cashless exercises of warrants.

During the nine months ended September 30, 2019, the Company issued 97,500 shares of common stock in exchange for proceeds of $465,198 from the exercise of options.

During the nine months ended September 30, 2019, the Company issued 38,687 shares of common stock in exchange for the exercise of 130,423 cashless exercises of options.

During the nine months ended September 30, 2019, NeuroClear, a previous wholly-owned subsidiary, sold 739,000 shares of its common stock (“Subsidiary Stock”) for net proceeds of $3,694,646 ($5.00 per share). In connection with the sale, the Company provided that in the event that (i) the Subsidiary Stock is not listed on a national securities exchange by October 31, 2020, or (ii) a change of control, as defined in the stock purchase agreement, of NeuroClear occurs, whichever is earlier, at the option of the holder of Subsidiary Stock, each share of Subsidiary Stock may be exchanged into 0.9 of a share of common stock of the Company.

At September 30, 2019, the Company has received $501,000 from subsidiary stock subscriptions from non-controlling interests, which have not closed as of the date of the filing of this report.

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

Options

On October 19, 2012, the Company’s Board of Directors approved the 2012 Equity Incentive Plan (the “Plan”) and terminated the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan . The Plan provides for the issuance of options to purchase up to 7,474,450 (as amended) shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Stock options may not be granted with an option price less than 100% of the fair market value of a share of common stock on the date the stock option is granted. If an Incentive Stock Option is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary), the option price shall be at least 110% of the fair market value of a share of common stock on the date of grant.. The fair value of the common stock is determined based on the quoted market price or in absence of such quoted market price, by the administrator in good faith.

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. As of September 30, 2019, there were 637,929 shares remaining available for future issuance of awards under the terms of the Plan.

During the nine months ended September 30, 2019, the Company granted an aggregate of 963,333 options to officers, directors and key consultants.

The following table presents information related to stock options at September 30, 2019:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	1,538,361	7.9	1,115,031
5.01-7.500	1,850,544	3.1	1,643,895
7.51-10.00	278,333	7.9	133,196
	3,667,238	5.5	2,892,122

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,135,828	$5.34	5.2	$311,545
Grants	963,333	5.58	10.0	$-
Exercised	(227,923)	$4.92	2.33
Forfeited/expired	(204,000)	$5.51
Outstanding at September 30, 2019	3,667,238	$5.42	5.51	$10,714,636
Exercisable at September 30, 2019	2,892,122	$5.39	5.40	$8,480,496

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $8.25 as of September 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2019 was estimated using the Black-Scholes pricing model.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On January 22, 2019, the Company granted options to purchase an aggregate of 460,000 shares of Company stock in connection with the services rendered at the exercise price of $4.33 per share for a term of ten years with vesting quarterly beginning April 1, 2019 over 3 years

On March 14, 2019, the Company granted options to purchase an aggregate of 345,000 shares of the Company stock in connection with the services rendered at the exercise price of $5.66 per share for a term of ten years with 150,000 options vesting at anniversary date beginning March 14, 2020 over 3 years, 175,000 options vesting quarterly beginning June 14, 2019 over 3 years and 20,000 options vesting at one year anniversary.

On July 2, 2019, the Company granted options to purchase an aggregate of 158,333 shares of the Company stock in connection with the services rendered at the exercise price of $9.056 per share for a term of ten years options vesting quarterly beginning September 30, 2019 over 3 years.

The following assumptions were used in determining the fair value of options during the nine months ended September 30, 2019:

Risk-free interest rate	1.85% - 2.74%
Dividend yield	0%
Stock price volatility	90.06% to 91.55%
Expected life	6 – 10 years
Weighted average grant date fair value	$4.606

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

The fair value of all options vesting during the three and nine months ended September 30, 2019 of $354,976 and $854,420, and $160,086 and $1,574,106 for the three and nine months ended September 30, 2018, respectively, was charged to current period operations.  Unrecognized compensation expense of $3,030,038 and $173,446 at September 30, 2019 and December 31, 2018, respectively, will be expensed in future periods.

Restricted Stock

The following table summarizes the restricted stock activity for the nine months ended September 30, 2019:

Total restricted shares issued as of December 31, 2018	-
Granted	330,000
Vested and issued	(83,332)
Vested restricted shares as of September 30, 2019	-
Unvested restricted shares as of September 30, 2019	246,668

On February 28, 2019, the Company granted an aggregate of 70,000 restricted stock grants for services with 23,332 vested immediately; 23,334 vesting at one-year anniversary and 23,334 vesting at two-year anniversary.

On March 20, 2019, the Company granted an aggregate of 120,000 restricted stock grants for services vesting quarterly beginning on April 1, 2019 over one year.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On June 21, 2019, the Company granted 50,000 restricted stock units for services with 25,000 vesting at one-year anniversary and 25,000 at two-year anniversary.

On August 7, 2019, the Company granted 40,000 restricted stock grants for services vesting at one-year anniversary.

On September 24, 2019, the Company granted 40,000 restricted stock grants for services with 20,000 vesting at one-year anniversary and 20,000 at two-year anniversary.

Stock based compensation expense related to restricted stock grants was $417,618 and $1,038,438 for the three and nine months ended September 30, 2019, and $0 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the stock-based compensation relating to restricted stock of $1,308,060 remains unamortized.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2019:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.0025	153,328	January 2020
$3.75	1,013,427	October 2019 to January 2021
$4.375	602,272	April 2021 to May 2021
$4.60	9,167	January 2020
$5.05	8,566	January 2020
$6.85	209,377	July 2021 to August 2021
$9.375	481,108	March 2020
	2,477,245

A summary of the warrant activity for the nine months ended September 30, 2019 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,579,511	$4.73	1.5	$1,924,388
Grants	-
Exercised	(1,868,969)	$4.02
Expired	(233,297)	$7.24	-	-
Outstanding at September 30, 2019	2,477,245	$5.03	1.0	$8,512,797

Vested and expected to vest at September 30, 2019	2,477,245	$5.03	1.0	$8,512,797
Exercisable at September 30, 2019	2,477,245	$5.03	1.0	$8,512,797

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the Company’s stock price of $8.25 of September 30, 2019, which would have been received by the option holders had those option holders exercised their options as of that date.

NOTE 10 – NON-CONTROLLING INTEREST

On November 7, 2018, the Company formed NeuroClear, a Delaware Corporation, for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology. In 2019, NeuroClear sold 739,000 shares of its common stock for net proceeds of $3,694,646 to fund initial operations. As of September 30, 2019, the Company had a majority interest in NeuroClear of 89.8%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

A reconciliation of the NeuroClear Technologies, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three and nine months ended September 30, 2019:

Net loss	$(239,308)
Average Non-controlling interest percentage of profit/losses	8.58%
Net loss attributable to the non-controlling interest	$(20,538)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2019:

Balance, December 31, 2018	$-
Allocation of equity to non-controlling interest due to sale of subsidiary stock	426,212
Net loss attributable to non-controlling interest	(20,538)
Balance, September 30, 2019	$405,674

NOTE 11 – RELATED PARTY TRANSACTIONS

At September 30, 2019 and December 31, 2018, the Company had reimbursable travel and other related expenses due related parties of $9,014 and $32,366, respectively.

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

During the three and nine months ended September 30, 2019, the Company paid $75,000 and $225,000 as patent costs, consulting fees and expense reimbursements. During the three months and nine months ended September 30, 2018, the Company paid Sherpa $75,000 and $352,219 as patent costs, consulting fees and expense reimbursements. As of September 30, 2019, and December 31, 2018, there was an unpaid balance of $26,169 and $0, respectively.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

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

As of September 30, 2019, and December 31, 2018, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of September 30, 2019, and December 31, 2018, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of September 30, 2019 and December 31, 2018.

NOTE 13 – SUBSEQUENT EVENTS

Equity activity

On October 1, 2019, the Company issued 606 shares of the Company’s common stock in exchange for the cashless exercise of 3,854 warrants.

On October 2, 2019, the Company issued 46,847 shares of the Company’s common stock in exchange for the cashless exercise of 191,714 options.

On October 2, 2019, the Company issued 30,000 shares of common stock for vested restricted stock units.

On October 9, 2019, the Company issued 7,375 shares of its common stock in exchange for $37,539 proceeds from the exercise of options.

On October 8, 2019, the Company granted an aggregate of 45,000 options to purchase shares of the Company’s common stock to employees. The options are exercisable at $8.00 for ten years and vest quarterly over three years.

On October 16, 2018, the Company issued restricted stock awards for an aggregate of 55,000 shares of the Company’s common stock for board services with immediate vesting.

In the month of October, the Company has received $185,000 in subsidiary stock subscriptions, which have not closed as of the date of the filing of this report.

Operating Lease

On October 1, 2019, the Company entered into a lease agreement whereby the Company leased approximately 1,400 square feet of office space in Rochester Minnesota commencing November 1, 2019 and expiring on October 31, 2021 at an initial rate of $2,300 per month with escalating payments. The lease agreement includes an option to extend the lease for two additional periods of two years each past its initial term.

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

PURE EP™ System is a proprietary signal acquisition and processing technology. The device is a computerized system intended for acquiring, digitizing, amplifying, filtering, measuring and calculating, displaying, recording and storing of electrocardiographic and intracardiac signals for patients undergoing electrophysiology (EP) procedures in an EP laboratory. The device aims to minimize noise and artifacts and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and related procedures.

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

We also intend to continue additional research studies of our technology at Mayo Clinic. On November 13, 2018, we announced that we entered into an advanced research agreement with Mayo Clinic. The program will be run under the leadership of Samuel J. Asirvatham, M.D., Mayo Clinic’s Vice-Chair of Innovation and Medical Director, Electrophysiology Laboratory and will consist of a number of two- to three-year projects, which will focus on development of additional advanced features of PURE EP™ System within the field of EP and potential clinical applications of our technology in a new, previously unexplored, field.

On September 12, 2019, we announced the signing of a new licensing agreement with Mayo Clinic. The new agreement aims to develop a new product pipeline to support some of the more advanced features of the PURE EP™ System. This development program will be also be run under the leadership of Samuel J. Asirvatham, M.D., Mayo Clinic’s Vice-Chair of Innovation and Medical Director, Electrophysiology Laboratory.

To date, we have conducted a total of twenty pre-clinical studies with the PURE EP™ System prototype, nineteen of which were conducted at Mayo Clinic in Rochester, Minnesota.  We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, NY with emphasis on the VT model.

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

Over the three months ended September 30, 2019, our significant achievements include:

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

●	On July 24, 2019 we announced the appointment of Julie Stephenson, former Director of Medical Education at Medtronic, as Senior Director of Clinical Affairs.

●

On August 1, 2019, we announced that the US Patent & Trademark Office allowed another foundational patent including an additional 29 patent claims covering our PURE EP™ System entitled, “Systems and Methods for Signal Acquisition and Visualization.”

●	On September 5, 2019, we announced our subsidiary, NeuroClear Technologies, Inc. raised $3.7 million to develop solutions to advance bioelectronic medicine.

●	On September 12, 2019, we announced the signing of a new licensing agreement with Mayo Clinic to support development of advanced features of the PURE EP™ System.

●	On September 18, 2019, Dr. Asirvatham’s team at Mayo performed our nineteenth pre-clinical study at Mayo Clinic in Rochester, Minnesota.

●	On September 26, 2019, we announced the appointment of Martha Pease, Fortune 500 business veteran and global marketing and strategy leader, as independent director on our board.

●

On September 30, 2019, we announced the PURE EPTM System will be highlighted in a poster presentation at the Venice Arrhythmias conference being held on October 3-5, 2019 in Venice, Italy. The poster titled, “Use of a Novel Intracardiac Signal Processing System during Mapping of Complex Cardiac Arrhythmias” is authored by Amin Al-Ahmad, M.D., Carola Gianni, M.D., Domenico G. Della Rocca, M.D., J. David Burkhardt, M.D., Rodney P. Horton, M.D., G. Joseph Gallinghouse, M.D., Patrick M. Hranitzky, M.D., Javier E. Sanchez, M.D., Luigi Di Biase, M.D. and Andrea Natale, M.D. from Texas Cardiac Arrhythmia Institute in Austin, TX.  The clinical data presented in the poster was collected during two atrial fibrillation cases conducted with PURE EPTM System in February 2019.

We received 510(k) clearance from the U.S. Food and Drug Administration for the PURE EP™ System in August 2018. Our manufacturing partner, Minnetronix, a medical technology and innovation company, has built initial units for our first installations, clinical procedures, and IP proposals.

We are currently working on audit preparation for the International Organization for Standardization (“ISO”) and Medical Device Single Audit Program (“MDSAP”) certification. The audit is targeted for the fourth quarter of 2019. We believe that we will have obtained ISO Certification by the first quarter of 2020 and CE Mark by the second quarter of 2020.

Because we have not yet entered the sales phase with our initial product, we currently do not have paying customers. We anticipate that our initial customers will be hospitals and other health care facilities that operate electrophysiology labs.

NeuroClear Technologies, Inc.

NeuroClear Technologies, Inc. (“NeuroClear”) is a majority-owned subsidiary of the Company and is an early stage medical device company that is developing an advanced biomedical signal recording and processing technology platform for electroneurogram (ENG) recordings based on the core competencies of the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ signal processing technology, such as broad dynamic range of recorded signals and low signal-to-noise ratio.

NeuroClear will focus on ENG recordings – methods used to visualize directly recorded electrical activities of neurons in the central nervous system (brain, spinal cord) and/or the peripheral nervous system (nerves, ganglions). ENGs are usually obtained by placing an electrode directly in the neural tissue. ENGs consist of small, high frequency, low amplitude signals, which have been proven hard to detect with conventional signal recording systems.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our commercialization efforts and the timing and outcome of future regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2019 and 2018.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2019 were $1,643,659, an increase of $899,486, or 120.9%, from $744,173 for the three months ended September 30, 2018. This increase is primarily due to increases in personnel due to staff increases, research studies and design work, acquired research and development and increase in stock-based compensation in 2019, as compared to 2018, net with reduction on consulting services as we finalize our initial product towards commercialization. Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2019	September 30, 2018
Salaries and equity compensation	$1,005,256	$271,151
Consulting expenses	139,261	270,679
Research studies and design work	326,751	169,497
Acquired Research and Development	100,000	-
Travel, supplies, other	72,391	32,846
Total	$1,643,659	$744,173

Stock based compensation for research and development personnel was $604,642 and $62,957 for the three months ended September 30, 2019 and 2018, respectively.

On August 15, 2019, the Company entered into a patent license agreement with Mayo Foundation for Medical Education and Research to acquire exclusive licensing to certain intellectual property rights for the purpose of developing and commercializing such technology.  The term is the later of either i) the expiration of the last to expire patent rights or ii) the tenth anniversary of the date of the first commercial sale of a licensed product, as defined. The Company paid an up-front consideration of $100,000 and will be required to pay a 2% to 4% royalty on any future net sales as described.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2019 were $3,841,189, an increase of $1,435,467, or 59.7%, from $2,405,722 incurred in the three months ended September 30, 2018. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $893,264 in the current period from $692,603 for the three months ended September 30, 2018, an increase of $200,661.  The increase was due to performance pay and added staff in 2019 for commercialization and support personnel.  We incurred $1,364,579 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2019 as compared to $334,729 in stock-based compensation for the same period in 2018.

Professional services for the three months ended September 30, 2019 totaled $363,538, an increase of $173,963, or 91.8%, over the $189,575 recognized for the three months ended September 30, 2018. Of professional services, legal fees totaled $342,896 for the three months ended September 30, 2019; an increase of $165,821 from $177,075 incurred for the three months ended September 30, 2018.  The primary increase was due to costs incurred in contract work and patent filings in 2019 as compared to 2018. Accounting fees incurred in the three months ended September 30, 2019 amounted to $13,500, an increase of $1,000 or 8.0%, from $12,500 incurred in same period last year.

Consulting, public and investor relations fees for the three months ended September 30, 2019 were $569,072 as compared to $290,178 incurred for the three months ended September 30, 2018. The increase in consulting and investor relations fees during the three months ended September 30, 2019 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended September 30, 2019 were $170,641, an increase of $63,949, or 59.9%, from $106,692 incurred in the three months ended September 30, 2018. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2019 was due to added commercialization and business development efforts as compared to 2018.

 Rent for the three months ended September 30, 2019 totaled $133,786, an increase of $65,074 or 94.7%, from $68,712 incurred in three months ended September 30, 2018. The increase in rent for 2019 as compared to 2018 is due primarily expanding our Los Angeles office, adding an administrative center in Austin, Texas, a Norwalk, CT office and our corporate headquarters in Westport, CT. In addition, we incurred temporary housing for our summer interns in CT and in CA.

Depreciation and amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2019 totaled $18,510 an increase of $15,533, or 521.8%, over the expense of $2,977 incurred in the three months ended September 30, 2018, as a result of the adding additional office computers and other equipment. In addition, we begun amortizing our incurred patent costs in 2019.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2019 totaled $4,877, a decrease of $189,556, or 97.5% from $194,433 incurred during the three months ended September 30, 2018. Preferred stock dividends are primarily related to the dividends accrued on our Series C, D and E Preferred Stock issued during the period from 2013 through 2018.  The significant decrease in 2019 as compared to 2018 is the result of conversions in 2018 of the Series D and Series E Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended September 30, 2019 was $5,448,343 compared to a net loss of $3,345,362 for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2019 and 2018.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2019 were $4,950,457, an increase of $1,894,356, or 62.0%, from $3,056,101 for the nine months ended September 30, 2018. This increase is primarily due to increase in compensation with us adding personnel along with increases in our research and design work along with related travel, as compared to 2018, as we finalize our initial product towards commercialization.

Nine months ended:

	September 30, 2019	September 30, 2018
Salaries and equity compensation	$2,423,240	$1,566,072
Consulting expenses	565,519	672,489
Research studies and design work	1,662,940	715,302
Acquired Research and Development	100,000	-
Travel, supplies, other	198,758	102,238
Total	$4,950,457	$3,056,101

Stock based compensation for research and development personnel was $1,444,677 and $920,097 for the nine months ended September 30, 2019 and 2018, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2019 were $14,380,898, an increase of $5,888,828, or 69.3%, from $8,492,070 incurred in the nine months ended September 30, 2018. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $2,440,300 in the current period from $1,882,071 for the nine months ended September 30, 2018, an increase of $558,229.  The increase was due to performance pay and added staff in 2019 for commercialization and support personnel.  We incurred $6,917,671 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2019 as compared to $3,422,811 in stock-based compensation for the same period in 2018.

Professional services for the nine months ended September 30, 2019 totaled $878,243, an increase of $452,678, or 106.4%, over the $425,565 recognized for the nine months ended September 30, 2018. Of professional services, legal fees totaled $697,910 for the nine months ended September 30, 2019, an increase of $353,995, or 102.9%, from $343,915 incurred for the nine months ended September 30, 2018.  The primary increase was due to high level of patent research and filings in 2019 as compared to 2018.  Accounting fees incurred in the nine months ended September 30, 2019 amounted to $74,500, a decrease of $7,150, or 8.8%, from $81,650 incurred in same period last year.

Consulting, public and investor relations fees for the nine months ended September 30, 2019 were $2,413,854 as compared to $1,112,074 incurred for the nine months ended September 30, 2018. The increase in consulting and investor relations fees during the nine months ended September 30, 2019 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the nine months ended September 30, 2019 were $482,814, an increase of $156,320, or 47.9%, from $326,494 incurred in the nine months ended September 30, 2018. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2019 was due to added commercialization and business development efforts as compared to 2018.

Rent for the nine months ended September 30, 2019 totaled $298,191, an increase of $152,410 or 104.5%, from $145,781 incurred in nine months ended September 30, 2018. The increase in rent for 2019 as compared to 2018 is due primarily expanding our Los Angeles office, adding an administrative center in Austin, Texas, a Norwalk, CT office and our corporate headquarters in Westport, CT.

Depreciation and amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2019 totaled $36,424 an increase of $27,618, or 313.6%, over the expense of $8,806 incurred in the nine months ended September 30, 2018, as a result of the adding additional office computers and other equipment. In addition, we begun amortizing our incurred patent costs during the nine months ended September 30, 2019.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2019 totaled $20,286, a decrease of $760,060, or 97.4% from $780,346 incurred during the nine months ended September 30, 2018. Preferred stock dividends are primarily related to the dividends accrued on our Series C, D and E Preferred Stock issued during the period from 2013 through 2018.  The significant decrease in 2019 as compared to 2018 is the result of conversions in 2018 of the Series D and Series E Preferred Stock and the payment, upon conversion, of a required minimum dividend of $405 per share of Series D Preferred Stock for the first three years of issuance.

Net Loss available to common shareholders. As a result of the foregoing, net loss available to common shareholders for the nine months ended September 30, 2019 was $19,282,904 compared to a net loss of $12,335,032 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

As of September 30, 2019, we had a working capital of $11,669,119, comprised of cash of $12,308,578, vendor deposits of $430,444 and prepaid expenses of $143,499, which was offset by $724,450 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $123,601 and current portion of lease liability of $365,351.  For the nine months ended September 30, 2019, we used $11,581,686 of cash in operating activities and $194,888 of cash in investing activities.

Cash provided by financing activities totaled $19,634,992, comprised of proceeds from the sale of our common stock of $8,619,278, proceeds from sale of subsidiary stock of $3,694,646, subsidiary stock subscriptions of $501,000, which have not closed as of the date of filing of this report, and proceeds from exercise of warrants and options of $6,354,870 and $465,198, respectively.

In the comparable period in 2018, our aggregate cash provided by financing activities totaled $13,268,632, comprised of proceeds from the sale of our common stock of $9,139,721, proceeds from the sale of our Series E preferred stock of $1,492,969 and proceeds from exercise of warrants and options of $2,020,342 and $615,600, respectively. At September 30, 2019, we had cash of $12,308,578 compared to $7,279,520 at September 30, 2018. Our cash is held in bank deposit accounts. At September 30, 2019 and September 30, 2018, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2019 and 2018 was $11,581,686 and $7,286,321, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional operating costs and general and administrative expenses and an increase in our operating assets of $475,203 and decrease our operating liabilities of $222,099, net of stock-based compensation and depreciation and amortization.

We used $194,888 cash for investing activities for the nine months ended September 30, 2019, compared to $250,370 for the nine months ended September 30, 2018.  For the current period, we purchased computer and other equipment of $83,297 and paid $111,316 and $275 in patent and trademark costs, respectively, as compared to $21,674 in 2018 to purchase computer and other equipment and $227,846 and $850 in patent and trademark costs, respectively.

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

Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2019, the Company hired an controller and upgraded its financial systems to establish a better system of maintaining appropriate segregation of duties and improve the oversight in the initiating and recording of transactions as part of the preparation of reliable financial statements and to avoid a potential misstatement that could result due to the deficient controls or the absence of sufficient other mitigating controls. In addition, the Company engaged outside experts to review, document and recommend improvements to our internal control policies and procedures.

There have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From August 5, 2019 through September 5, 2019, NeuroClear Technologies, Inc and the Company entered into Securities Purchase Agreements with certain accredited investors, pursuant to which NeuroClear agreed to sell an aggregate of 739,000 shares of NeuroClear’ s common stock, par value $0.001 per share, at $5.00 per share, for an aggregate purchase price of $3,695,000. The Company is a party to the Securities Purchase Agreements with respect to a provision in each such agreement, which provides that in the event that (i) the NeuroClear common stock is not listed on a national securities exchange by October 31, 2020, or (ii) a change of control (as defined in the applicable Securities Purchase Agreement) of NeuroClear occurs, whichever is earlier, at the option of the holder of NeuroClear common stock, each share of NeuroClear common stock may be exchanged into 0.9 of a share of common stock of the Company.

The NeuroClear private placement and the potential exchange of NeuroClear’s common stock into the Company’s common stock are not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of NeurcoClear common stock and the shares of the Company’s common stock issuable upon the potential exchange of NeuroClear’s common stock into the Company’s common stock will be offered and sold, in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act. Each Investor represented that it is an accredited investor (as defined by Rule 501 under the Securities Act).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

On October 17, 2019, the Board approved an amendment to the Amended and Restated Bylaws of the Company to provide that elected directors shall hold office until the next annual meeting and until their successors shall be duly elected and qualified.

ITEM 6.  EXHIBITS

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

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)

3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)

3.10	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)

3.11	Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on July 22, 2013)

3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 27, 2019)

3.13*	Amendment to Amended and Restated Bylaws of BioSig Technologies, Inc.

10.1

Form of Securities Purchase Agreement dated as of August 5, 2019, by and between NeuroClear Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 5, 2019)

10.2

Form of Securities Purchase Agreement dated as of September 5, 2019, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2019)

10.3*	Patent License Agreement, dated September 12, 2019, by and between Mayo Foundation for Medical Education and Research and BioSig Technologies, Inc.

10.4*	Lease Agreement, dated October 1, 2019, by and between CMD Holdings LLC and BioSig Technologies, Inc.

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Taxonomy Labels Linkbase Document

101 PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: October 23, 2019	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2019	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)