Form 10-Q
period 2020-03-31
BioSig Technologies, Inc.
filed 2020-05-11
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 11, 2020, there were 26,155,110 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$15,499,734	$12,108,582
Inventory	800,000	577,690
Vendor deposits	100,000	-
Prepaid expenses	160,705	141,221
Total current assets	16,560,439	12,827,493

Property and equipment, net	184,582	180,368

Right-to-use assets, net	614,896	714,342

Other assets:
Patents, net	359,785	364,536
Trademarks	1,125	1,125
Prepaid expenses, long term	18,221	27,410
Deposits	101,839	101,839

Total assets	$17,840,887	$14,217,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $115,117 and $39,674 to related parties as of March 31, 2020 and December 31, 2019, respectively	$1,033,263	$1,488,776
Dividends payable	127,259	128,478
Lease liability, short term	423,673	412,288
Total current liabilities	1,584,195	2,029,542

Lease liability, long term	201,321	311,131
Total debt	1,785,516	2,340,673

Series C Preferred Stock, 205 and 215 shares issued and outstanding; liquidation preference of $205,000 and $215,000 as of March 31, 2020 and December 31, 2019, respectively	205,000	215,000

Commitments and contingencies (Note 11)	-	-

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E Preferred Stock; 205 and 215 Series C shares outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 26,010,318 and 23,323,087 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	26,010	23,323
Additional paid in capital	131,339,541	115,910,058
Accumulated deficit	(116,122,329)	(104,786,769)
Total stockholders' equity attributable to BioSig Technologies, Inc	15,243,222	11,146,612
Non-controlling interest	607,149	514,828
Total equity	15,850,371	11,661,440

Total liabilities and equity	$17,840,887	$14,217,113

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2020	2019
Operating expenses:
Research and development	$4,926,714	$1,488,839
General and administrative	7,855,220	4,378,897
Depreciation and amortization	21,015	7,935
Total operating expenses	12,802,949	5,875,671

Loss from operations	(12,802,949)	(5,875,671)

Other income (expense):
Interest income, net	39,576	6,123
Gain on disposal of assets	-	-

Loss before income taxes	(12,763,373)	(5,869,548)

Income taxes (benefit)	-	-

Net loss	(12,763,373)	(5,869,548)

Preferred stock dividend	(4,618)	(10,541)

Net loss attributable to common stockholders	(12,767,991)	(5,880,089)

Non-controlling interest	1,427,813	-

NET LOSS ATTRIBUTABLE TO BIOSIG TECHNOLOGIES, INC.	$(11,340,178)	$(5,880,089)

Net loss per common share, basic and diluted	$(0.46)	$(0.33)

Weighted average number of common shares outstanding, basic and diluted	24,389,249	17,848,238

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2020

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	23,323,087	$23,323	$115,910,058	$(104,786,769)	$514,828	$11,661,440
Sale of common stock	2,500,000	2,500	9,049,831	-	-	9,052,331
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	2,667	3	9,997	-	-	10,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $5.39 per share	1,083	1	5,836	-	-	5,837
Common stock issued upon cashless exercise of warrants	10,574	11	(11)	-	-	-
Common stock issued upon cashless exercise of options	11,141	11	(11)	-	-	-
Common stock issued upon exercise of warrants at an average of $3.75 per share	80,432	80	301,540	-	-	301,620
Fair value of subsidiary shares issued to acquire research and development from Trek Therapeutics, PBC	-	-	2,439,139	-	735,411	3,174,550
Stock based compensation	81,334	81	3,627,780	-	784,723	4,412,584
Preferred stock dividend	-	-	(4,618)	-	-	(4,618)
Net loss	-	-	-	(11,335,560)	(1,427,813)	(12,763,373)
Balance, March 31, 2020 (unaudited)	26,010,318	$26,010	$131,339,541	$(116,122,329)	$607,149	$15,850,371

See the accompanying notes to the audited condensed consolidated financial statements

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

See the accompanying notes to the audited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,763,373)	$(5,869,548)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21,015	7,935
Equity based compensation	4,412,584	2,670,015
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC	3,174,550
Changes in operating assets and liabilities:
Inventory	(222,310)	-
Vendor deposits	(100,000)	-
Prepaid expenses	(10,295)	21,865
Accounts payable and accrued expenses	(455,513)	(354,272)
Lease liability, net	1,021	1,404
Net cash used in operating activities	(5,942,321)	(3,522,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	-	(58,327)
Payment of trademark costs	-	(275)
Purchase of property and equipment	(20,478)	(14,422)
Net cash used in investing activity	(20,478)	(73,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	9,052,331	8,619,278
Proceeds from exercise of warrants	301,620	1,459,780
Net cash provided by financing activities	9,353,951	10,079,058

Net increase in cash and cash equivalents	3,391,152	6,483,433

Cash and cash equivalents, beginning of the period	12,108,582	4,450,160
Cash and cash equivalents, end of the period	$15,499,734	$10,933,593

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$15,837	$-
Dividend payable on preferred stock charged to additional paid in capital	$4,618	$10,541
Right-to-use assets and lease liability recorded upon adoption of ASC 842	$-	$422,215

See the accompanying notes to the unaudited consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BioSig Technologies, Inc. was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The company is principally devoted to improving the quality of cardiac recordings obtained during EP studies and catheter ablation procedures. The company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

On November 7, 2018, the company formed ViralClear Pharmaceuticals, Inc. (“ViralClear”) under the laws of the State of Delaware formerly under the name of NeuroClear Technologies, Inc. for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology and subsequently in 2020, which was repurposed to bring a broad-spectrum anti-viral agent against the COVID-19 virus to market (see below). In 2019, the company sold 896,690 shares of its common stock for net proceeds of $5,011,310 to fund initial operations. As of December 31, 2019, the company had a majority interest in ViralClear of 87.8%.

On March 30, 2020, ViralClear amended its Certificate of Incorporation to change its name to ViralClear Pharmaceuticals, Inc. from NeuroClear Technologies, Inc.

On March 24, 2020, ViralClear entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trek Therapeutics, PBC (“Trek”).  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets (the “Purchased Assets”). As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid $350,000 cash and issued 634,910 shares of ViralClear’ s common stock valued at $3,174,550 to Trek. As of March 31, 2020, the Company had a majority interest in ViralClear of 80.9%

The unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc. to as the “Company” or “BioSig”.

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

The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 13, 2020.

NOTE 2 – MANAGEMENT’S LIQUIDITY PLANS

The BioSig Technologies, Inc.’s primary efforts are principally devoted to improving the quality of cardiac recordings obtained during ablation of atrial fibrillation (AF) and ventricular tachycardia (VT) and ViralClear’s efforts are devoted to developing broad-spectrum, anti-viral candidate acquired from Trek. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company has not generated revenues and there is no assurance that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's ongoing research and development will be successfully completed or that any product will be approved or commercially viable.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

At March 31, 2020, the Company had working capital of approximately $15.0 million. During the three months ended March 31, 2020, the Company raised approximately $9.1 million, net of expenses, through the sale of common stock and $0.3 million from the exercise of warrants.

In addition, subsequent to March 31, 2020, the Company has received approximately $6,500,000 from the sale of ViralClear common stock and $229,000 from the exercise of previously issued warrants.

At March 31, 2020, the Company had cash of approximately $15.5 million, which together with approximately $6.5 million of net proceeds from the sale of ViralClear’s common stock and $0.3 million from option and warrant exercises subsequent to March 31, 2020 (see above and Note 16), constitutes sufficient funds for the Company to meet its research and development and other funding requirements for at least the next 12 months.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of long-term operating leases, patent capitalization, the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At March 31, 2020 and 2019, deposits in excess of FDIC limits were $14,999,734 and $11,608,582, respectively.

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using the first-in, first-out method of valuation. The inventory at March 31, 2020 and December 31, 2019 were $800,000 and $577,690, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Prepaid Expenses and vendor deposits

Prepaid expenses and vendor deposits are comprised of prepaid insurance and operating expense and other prepayments.

Research and development costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $4,926,714 and $1,488,839 for the three months ended March 31, 2020 and 2019, respectively.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods as applicable.

The computation of basic and diluted loss per share as of March 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2020	March 31, 2019
Series C convertible preferred stock	81,465	190,572
Options to purchase common stock	3,828,896	3,940,828
Warrants to purchase common stock	1,963,030	3,987,088
Totals	5,873,391	8,118,488

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award as measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

As of March 31, 2020, BioSig Technologies, Inc. had options to purchase 3,828,896 shares of common stock outstanding, of which options to purchase 2,730,112 shares of common stock were vested.

As of December 31, 2019, there were BioSig Technologies, Inc. options to purchase 3,980,804 shares of common stock outstanding, of which options to purchase 2,874,017 shares of common stock were vested.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Patents, net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510 (k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended March 31, 2020, the Company recorded amortization of $4,751 to current period operations.

Segment information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments. (See Note 12 – Segment Reporting).

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Computer equipment	$169,290	$155,126
Furniture and fixtures	74,517	71,463
Manufacturing equipment	32,358	29,098
Less accumulated depreciation	(91,583)	(75,319)
Property and equipment, net	$184,582	$180,368

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $16,264 and $5,209 for three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

Operating leases:

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

At lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined their initial present values, at inception, of $1,084,715.

Right to use assets is summarized below:

	March 31, 2020	December 31, 2019
Los Angeles, CA., Suite 740	$218,875	$218,875
Los Angeles, CA., Suite 745	277,592	277,592
Los Angeles, CA, Storage	4,960	4,960
Westport, CT, 54 Wilton Rd	506,276	506,276
Rochester, MN, 14 4th Street	77,012	77,012
Subtotal	1,084,715	1,084,715
Less accumulated depreciation	(469,819)	(370,373)
Right to use assets, net	$614,896	$714,342

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

During the three months ended March 31, 2020 and 2019, the Company recorded $119,408 and $60,127 as lease expense to current period operations.

Lease liability is summarized below:

	March 31, 2020	December 31, 2019
Los Angeles, CA., Suite 740	$99,779	$118,009
Los Angeles, CA., Suite 745	126,752	149,910
Los Angeles, CA, Storage	3,484	4,111
Westport, CT, 54 Wilton Rd	333,177	380,708
Rochester, MN, 14 4th Street	61,802	70,681
Total lease liability	624,994	723,419
Less: short term portion	(423,673)	(412,288)
Long term portion	$201,321	$311,131

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2020	$342,884
Year ended December 31, 2021	321,386
Total	664,270
Less: Present value discount	(39,276)
Lease liability	$624,994

Lease expense for the three months ended March 31, 2020 and 2019 was comprised of the following:

	March 31, 2020	March 31, 2019
Operating lease expense	$113,262	$46,451
Short-term lease expense	5,655	13,238
Variable lease expense	491	438
Total	$119,408	$60,127

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
Accrued accounting and legal	$368,123	$118,783
Accrued reimbursements and travel	26,695	58,566
Accrued consulting	101,353	170,284
Accrued research and development expenses	246,939	230,035
Accrued product purchases	-	346,206
Accrued marketing	-	11,181
Accrued office and other	26,519	17,885
Accrued payroll	250,301	522,503
Accrued settlement related to arbitration	13,333	13,333
	$1,033,263	$1,488,776

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

2020 conversions:

In January 2020, the Company issued 3,750 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

Series C Preferred Stock issued and outstanding totaled 205 and 215 as of March 31, 2020 and December 31, 2019, respectively.  As of March 31, 2020, and December 31, 2019, the Company has accrued $127,259 and $128,478 dividends payable on the Series C Preferred Stock.

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2020, and December 31, 2019, the Company has authorized 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and 1,000 shares of Series E Preferred Stock. As of March 31, 2020, and December 31, 2019, there were no outstanding shares of Series A, Series B, Series D and Series E preferred stock.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2020, 2019, and December 31, 2019, the Company had 26,010,318 and 23,323,087 shares issued and outstanding, respectively.

During the three months ended March 31, 2020, the Company issued an aggregate of 81,334 shares of its common stock for vested restricted stock units as stock-based compensation.

During the three months ended March 31, 2020, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,500,000 shares of common stock for aggregate proceeds of $9,052,331, net of $947,669 in expenses

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

During the three months ended March 31, 2020, the Company issued 80,432 shares of common stock in exchange for proceeds of $301,620 from the exercise of warrants.

During the three months ended March 31, 2020, the Company issued 10,574 shares of common stock in exchange for the exercise of 32,360 cashless exercises of warrants.

During the three months ended March 31, 2020, the Company issued 11,141 shares of common stock in exchange for the exercise of 309,630 cashless exercises of options.

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2012 Equity Incentive Plan

On October 19, 2012, the Board of Directors of BioSig Technologies, Inc. approved the 2012 Equity Incentive Plan (“the “Plan”) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 9,474,450 (as amended) shares of the Company’s common stock to officers, directors, employees and consultants of the Company (as amended). Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 1,444,718 shares remaining available for future issuance of awards under the terms of the Plan.

Options

During the three months ended March 31, 2020, the Company granted an aggregate of 210,000 options to officers, directors and key consultants.

The following table presents information related to stock options at March 31, 2020:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	1,666,695	7.6	1,231,699
5.01-7.500	1,856,230	5.8	1,329,943
7.51-10.00	305,971	7.4	168,470
	3,828,896	6.7	2,730,112

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2020	3,980,804	$5.58	6.3	$3,130,791
Grants	210,000	4.01	10.0	$-
Exercised	(309,630)	$5.23	0.00
Forfeited/expired	(52,278)	$6.49
Outstanding at March 31, 2020	3,828,896	$5.54	6.72	$389,031
Exercisable at March 31, 2020	2,730,112	$5.66	5.40	$268,481

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $4.19 as of March 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived using the BioSig Technologies, Inc.’s own historical stock prices.  The Company accounts for the expected life of options based on the contractual life of options for non-employees.

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2020 was estimated using the Black-Scholes pricing model.

On January 10, 2020, BioSig Technologies, Inc. granted 60,000 options to purchase the company stock in connection with the services rendered at the exercise price of $6.00 per share for a term of ten years with quarterly vesting beginning March 31, 2020 for three years.

On March 24, 2020, BioSig Technologies, Inc. granted 100,000 options to purchase the company stock in connection with the services rendered at the exercise price of $2.96 per share for a term of ten years with 25,000 vesting immediately and 75,000 quarterly vesting beginning June 30, 2020 for three years.

On March 31, 2020, BioSig Technologies, Inc. granted 50,000 options to purchase the company stock in connection with the services rendered at the exercise price of $3.73 per share for a term of ten years with vesting quarterly vesting beginning June 30, 2020 for three years.

The following assumptions were used in determining the fair value of options during the three months ended March 31, 2020:

Risk-free interest rate	0.55% - 1.83%
Dividend yield	0%
Stock price volatility	86.51% to 90.42%
Expected life	6 – 10 years
Weighted average grant date fair value	$3.73

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

The fair value of all options vesting during the three months ended March 31, 2020 and 2019 of $623,693 and $193,234, respectively, was charged to current period operations.  Unrecognized compensation expense of $4,671,893 at March 31, 2020 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at March 31, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.75	461,325	April 2020 to January 2021
$4.375	602,272	April 2021 to May 2021
$4.80	125,000	February 2025
$6.16	568,910	November 2027
$6.85	205,523	July 2021 to August 2021
	1,963,030

On February 25, 2020, BioSig Technologies, Inc. issued warrants to purchase 125,000 shares of its common stock at $4.80 per share, expiring on February 21, 2025, for placement agent services in connection with the sale of the company’s common stock.

A summary of the warrant activity for the three months ended March 31, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2020	2,744,718	$5.40	2.2	$3,410,763
Grants	125,000	4.80	5.0
Exercised	(112,792)	$3.83
Expired	(793,896)	$6.45	-	-
Outstanding at March 31, 2020	1,963,030	$5.03	3.1	$202,983

Vested and expected to vest at March 31, 2020	1,963,030	$5.03	3.1	$202,983
Exercisable at March 31, 2020	1,963,030	$5.03	3.1	$202,983

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $4.19 of March 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock

The following table summarizes the restricted stock activity for the three months ended March 31, 2020:

Restricted shares issued as of January 1, 2020	262,668
Granted	-
Vested	(81,334)
Vested restricted shares as of March 31, 2020	-
Unvested restricted shares as of March 31, 2020	181,334

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Stock based compensation expense related to restricted stock grants was $401,478 and $143,581 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the stock-based compensation relating to restricted stock of $616,505 remains unamortized.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

On September 24, 2019, ViralClear’s Board of Directors approved the 2019 Long-Term Incentive Plan (the “ViralClear Plan”), subject to ViralClear’s stockholders. The Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 1,750,000 shares of ViralClear’s common stock to officers, directors, employees and consultants of the ViralClear. Under the terms of the Plan, ViralClear may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of ViralClear only and nonstatutory options. The Board of Directors of ViralClear or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years.

ViralClear Options

The following table presents information related to stock options at March 31, 2020:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	575,000	9.5	575,000

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at March 31, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

A summary of the warrant activity for the three months ended March 31, 2020 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	473,772	$5.00	7.9	$-
Grants	-
Exercised	-
Expired	-
Outstanding at March 31, 2020	473,772	$5.00	7.6	$-

Vested and expected to vest at March 31, 2020	473,772	$5.00	7.6	$-
Exercisable at March 31, 2020	473,772	$5.00	7.6	$-

Restricted stock units (ViralClear)

On March 25, 2020, the Company granted an aggregate of 338,000 restricted stock units to two ViralClear board members for services vesting immediately.

On March 30, 2020, the Company granted an aggregate of 960,000 restricted stock units to ViralClear board members and employees for services with 320,000 vesting immediately, and 640,000 vesting upon ViralClear meeting certain milestones.

The following table summarizes the restricted stock activity for the three months ended March 31, 2020:

Restricted shares issued as of January 1, 2020	40,000
Granted	1,298,000
Vested	-
Vested restricted shares as of March 31, 2020	658,000
Unvested restricted shares as of March 31, 2020	680,000

Stock based compensation expense related to restricted stock unit grants of ViralClear was $3,387,413 and $0 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the stock-based compensation relating to restricted stock of $3,063,988 remains unamortized.

NOTE 10 – NON-CONTROLLING INTEREST

On November 7, 2018, the Company formed ViralClear Pharmaceuticals, Inc., a Delaware Corporation, formerly known as NeuroClear Technologies, Inc. for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology and subsequently in 2020, which was repurposed to bring a broad-spectrum anti-viral agent against the COVID-19 virus to market (see below).

In 2019, ViralClear sold 896,690 shares of its common stock for net proceeds of $5,011,310 to fund initial operations. At December 31, 2019, the Company had a majority interest in ViralClear of 87.8%.

On March 24, 2020, ViralClear entered into an Asset Purchase Agreement with Trek Therapeutics, PBC.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets. As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of the Company’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid an upfront payment $350,000 and issued 634,910 shares of ViralClear’s common stock valued at $3,174,550 to Trek. As of March 31, 2020, the Company had a majority interest in ViralClear of 80.9%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2020:

Net loss	$(7,621,328)
Average Non-controlling interest percentage of profit/losses	18.73%
Net loss attributable to the non-controlling interest	$(1,427,813)

ViralClear was a wholly owned subsidiary of the Company until August 2019.

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2020:

Balance, January 1, 2020	$514,828
Allocation of equity to non-controlling interest due to equity-based compensation issued	1,520,134
Net loss attributable to non-controlling interest	(1,427,813)
Balance, March 31, 2020	$607,149

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Trek Therapeutics, PBC

In connection with the asset purchase agreement with Trek Therapeutics, PBC, ViralClear is obligated to pay to Trek upon the receipt of United States Food and Drug Administration (“FDA”) granting ViralClear approval to manufacture and market COVID-19 antiviral containing compounds, as defined, on a commercial basis in the United States a sum of $500,000 and 2.5% of the issued and outstanding shares of ViralClear’s common stock at the occurrence of the milestone event.

In addition, in the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear is obligated to pay to Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon initiation of a phase 2 and phase 3 clinical trials, marketing authorization (as defined) in any first and second country of $1 million, $5 million, $10 million and $5 million, respectively, in addition to 5% royalty payments.

COVID-19

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency.  The public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP systems.

NOTE 12 — SEGMENT REPORTING

In accordance with ASC 280-10, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has two reportable segments: BioSig Technologies, Inc. (parent) and ViralClear Pharmaceuticals, Inc.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Statement of Operations for the three months ended March 31, 2020:

	BioSig	ViralClear
	Technologies, Inc	Pharmaceuticals, Inc.	Total
Operating expenses:
Research and development	$1,327,003	$3,599,711	$4,926,714
General and administrative	3,819,438	4,035,782	7,855,220
Depreciation and amortization	21,015	-	21,015
Total operating expenses	5,167,456	7,635,493	12,802,949

Loss from Operations	(5,167,456)	(7,635,493)	(12,802,949)

Other income:
Interest income	25,411	14,165	39,576

Net loss	(5,142,045)	(7,621,328)	(12,763,373)

Preferred stock dividend	(4,618)	-	(4,618)

Net loss attributable to common stockholder	(5,146,663)	(7,621,328)	(12,767,991)

Non-controlling interest	-	1,427,813	1,427,813

Net loss attributable to BioSig Technologies, Inc.	$(5,146,663)	$(6,193,515)	$(11,340,178)

NOTE 13 – RELATED PARTY TRANSACTIONS

At March 31, 2020 and December 31, 2019, the Company had reimbursable travel, compensation and other related expenses due related parties of $115,117 and $39,674, respectively.

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

During the three months ended March 31, 2020 and 2019, the Company paid Sherpa $75,000 and $75,000 as patent costs, consulting fees and expense reimbursements, respectively. As of March 31, 2020, and December 31, 2029, there was an unpaid balance of $25,000 and $27,623, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

On March 30, 2020, the Company’s subsidiary, ViralClear entered into an engagement agreement with Weild & Co, a FINRA-registered broker-dealer controlled by a member of the Company’s board of directors to act as ViralClear’s non-exclusive agent to provide investment banking and financial advisory services to assist ViralClear in a potential financing transaction for an initial term of 9 months.

In connection with the engagement agreement, ViralClear agreed to pay Weild & Co a 5% cash and a 5% warrant or other securities of the aggregate subscriptions placed by Weild & Co. No costs have been incurred as of the date of this filing.

As described in Notes 1 and 10 above, on March 24, 2020, ViralClear entered into an asset purchase agreement with Trek Therapeutics, PBC.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets. As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock. Trek is a company controlled by a member of the Company’s board of directors.

NOTE 14 – FAIR VALUE MEASUREMENT

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

As of March 31, 2020, and December 31,2019, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

As of March 31, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of March 31, 2020 and December 31, 2019.

NOTE 15 – SUBSEQUENT EVENTS

Equity transactions by BioSig Technologies, Inc.:

In April 2020, BioSig Technologies, Inc. issued 41,100 shares of its common stock in exchange for 100 shares of its Series C Preferred Stock and accrued dividends.

In April 2020, BioSig Technologies, Inc. issued 48,654 shares of its common stock in exchange for aggregate proceeds of $183,703 from the exercise of warrants.

In May 2020, BioSig Technologies, Inc. issued 12,000 shares of its common stock in exchange for proceeds of $45,000 from the exercise of warrants.

On April 14, 2020, the Company granted an aggregate of 625,000 options to purchase shares of BioSig Technologies, Inc.’s common stock to directors and an employee. The options are exercisable at $4.66 per share for ten years and fully vested and exercisable at the date of grant. On April 14, 2020, BioSig Technologies, Inc. granted an aggregate of 90,000 options to purchase shares of its common stock to employees. The options are exercisable at $4.66 per share for ten years and vest quarterly over three years.

On April 22, 2020, BioSig Technologies, Inc. issued 15,038 shares of its common stock to a consultant for services rendered valued at $108,274.

On May 5, 2020, BioSig Technologies, Inc. issued 3,000 shares of its common stock for vested restricted stock units.

On May 6, 2020, BioSig Technologies, Inc. issued 25,000 shares of its common stock in exchange for proceeds of $74,000 from the exercise of options.

ViralClear Pharmaceuticals, Inc.:

On April 8, 2020, ViralClear entered into a know-how license agreement (the “Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”).  The Agreement grants to ViralClear (i) an exclusive worldwide license, with the right to sublicense, within the field of anti-viral agents to target COVID-19 (the “Field”) to certain patent rights for the development and commercialization of products, methods, and processes for public use and benefit (the “Licensed Products”) and (ii) a non-exclusive worldwide license, with the right to sublicense, within the Field, to use the know-how of Mayo that is necessary to develop the Licensed Products. The Agreement will expire upon the later of either (a) the expiration of the licensed patent rights or (b) the 7th anniversary of the date of the first commercial sale of a Licensed Product, unless earlier terminated by Mayo for ViralClear’s failure to cure a material breach of the Agreement, ViralClear’s or a sublicensee’s commencement of any action or proceedings against Mayo or its affiliates other than for an uncured material breach of the Agreement by Mayo, or insolvency ViralClear.

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with certain milestone payments.

On April 21, 2020, ViralClear granted 100,000 options to purchase shares of its common stock to a director. The options are exercisable at $5.00 per share for ten years vest quarterly over three years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

On April 29, 2020, ViralClear granted an aggregate of 1,278,999 options to purchase shares of its common stock to directors and officers of the company. The options are exercisable at $5.00 per share for ten years and fully vested and exercisable at the date of grant.

On May 5, 2020, ViralClear granted 120,174 options to purchase shares of its common stock to a director. The options are exercisable at $5.00 for ten years vesting in 4 substantially equal installments on each of the three, six, nine and twelve month anniversaries of the date of grant.

From April 10, 2020 through May 11, 2020, ViralClear entered into securities purchase agreements with certain accredited investors pursuant to which ViralClear received common stock subscriptions for the purchase of 650,850 shares of its common stock for aggregate cash proceeds of $6,507,830, net of $670 in expenses.

On May 6, 2020, ViralClear granted 120,374 options to purchase shares of its common stock to a director. The options are exercisable at $5.00 for ten years vesting in 4 substantially equal installments on each of the three, six, nine- and twelve-month anniversaries of the date of grant.

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

BioSig Technologies, Inc.

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

Leading up to a new Medical Device Regulation that entered into full force in 2020, the European Notified Bodies were reporting delays in accepting and processing new applications throughout 2019. Given the potential issues or further delays as a result of the ongoing global COVID-19 pandemic and our focus and priority on commercialization activities in the United States, we plan to commence audit preparation for the International Organization for Standardization (“ISO”) 13485 and Medical Device Single Audit Program certification. We expect to proceed with the audit to obtain the ISO 13485 Certification and CE Mark in first half of 2021, and the Medical Device Single Audit Program certification in the second half of 2021.

While we presently do not have any paying customers, we are making all preparations we believe are needed to commence sales of our initial product in the immediate future. We anticipate that our initial customers will be medical centers of excellence and other health care facilities that operate EP labs.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. is a majority-owned subsidiary of the Company, formerly known as NeuroClear Technologies, Inc. which was an early stage medical device company developing an advanced biomedical signal recording and processing technology platform for electroneurogram (ENG) recordings based on the core competencies of the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ signal processing technology, such as broad dynamic range of recorded signals and low signal-to-noise ratio. In March 2020, NeuroClear was renamed to ViralClear and repurposed to bring a broad-spectrum anti-viral agent against the COVID-19 virus to market.

On March 24, 2020, ViralClear entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trek Therapeutics, PBC (“Trek”).  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets (the “Purchased Assets”). As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid $350,000 in cash and issued 634,910 shares of ViralClear’s common stock to Trek. As of March 31, 2020, the Company had a majority interest in ViralClear of 80.9%.

Currently ViralClear is developing Vicromax™ (merimepodib), a broad-spectrum, anti-viral candidate acquired from Trek which demonstrated strong activity against COVID-19 in cell cultures in in-vitro laboratory testing. Vicromax targets RNA-dependent polymerases. The molecule has shown activity against a broad spectrum of RNA viruses and has demonstrated satisfactory safety data from over 300 patients treated for hepatitis C. In April 2020, ViralClear published first pre-clinical data generated under contract with Galveston National Laboratory at The University of Texas Medical Branch. A manuscript titled, “The IMPDH inhibitor merimepodib suppresses SARS-COV-2 replication in vitro” was authored by Natalya Bukreyeva, Emily K. Mantlo, Rachel A. Sattler, Cheng Huang, Slobodan Paessler, DVM, Ph.D of the UTMB Galveston National Laboratory and Jerome Zeldis, M.D., Ph.D of ViralClear. In-vitro studies referenced in the manuscript demonstrated that merimepodib decreased viral production by over 98%. The Company intends to pursue development of this agent for the treatment of COVID-19 through FDA-approved clinical trials in Q2 2020. On April 16, 2020, ViralClear submitted an application for Vicromax through the Coronavirus Treatment Acceleration Program (CTAP) to administer the drug to hospitalized patients with COVID-19.

Recent developments

On April 8, 2020, ViralClear entered into a know-how license agreement (the “Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”).  The Agreement grants to ViralClear (i) an exclusive worldwide license, with the right to sublicense, within the field of anti-viral agents to target COVID-19 (the “Field”) to certain patent rights for the development and commercialization of products, methods, and processes for public use and benefit (the “Licensed Products”) and (ii) a non-exclusive worldwide license, with the right to sublicense, within the Field, to use the know-how of Mayo that is necessary to develop the Licensed Products. The Agreement will expire upon the later of either (a) the expiration of the licensed patent rights or (b) the 7th anniversary of the date of the first commercial sale of a Licensed Product, unless earlier terminated by Mayo for ViralClear’s failure to cure a material breach of the Agreement, ViralClear’s or a sublicensee’s commencement of any action or proceedings against Mayo or its affiliates other than for an uncured material breach of the Agreement by Mayo, or insolvency ViralClear.

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with certain milestone payments.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development and commercialization efforts and the timing and outcome of future regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended March 31, 2020 and 2019.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2020 were $4,926,714, an increase of $3,437,875, or 230.9%, from $1,488,839 for the three months ended March 31, 2019. This increase is primarily due to the acquired research and development from Trek for cash of $350,000 and 634,910 shares of ViralClear’s common stock. In addition, we incurred an increase in compensation with us adding personnel along with increases in consulting, travel and supplies, net with a reduction in research studies and design work. Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2020	March 31, 2019
Salaries and equity compensation	$892,502	$681,632
Consulting expenses	271,963	230,263
Research studies and design work	166,153	536,196
Acquired Research and Development	3,524,550	-
Travel, supplies, other	71,546	40,748
Total	$4,926,714	$1,488,839

Stock based compensation for research and development personnel was $314,303 and $428,747 for the three months ended March 31, 2020 and 2019, respectively.

On March 24, 2020, ViralClear entered into the Asset Purchase Agreement with Trek.  Pursuant to the Asset Purchase Agreement, Trek sold ViralClear all right, title and interest of Trek and its affiliates to the Purchased Assets. As consideration for the Purchased Assets, we agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of the ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2020 were $7,855,220, an increase of $3,476,323, or 79.4%, from $4,378,897 incurred in the three months ended March 31, 2019. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $1,302,971 in the current period from $682,502 for the three months ended March 31, 2019, an increase of $620,469.  The increase was due to performance pay and added staff in the later part of 2019 for commercialization and support personnel.  We incurred $4,098,281 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2020 as compared to $2,241,268 in stock-based compensation for the same period in 2019.

Professional services for the three months ended March 31, 2020 totaled $1,777,264, an increase of $1,619,457, or 1026.3%, over the $157,807 recognized for the three months ended March 31, 2019. Of professional services, legal fees totaled $385,166 for the three months ended March 31, 2020; an increase of $274,859 or 249.2% from $110,307 incurred for the three months ended March 31, 2019.  The primary increase was due to costs incurred with financing and capital raise, contract work and patent filings in 2020 as compared to 2019. Accounting fees incurred in the three months ended March 31, 2020 amounted to $105,706, an increase of $58,206 or 122.5%, from $47,500 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control audit in addition to our yearend requirements.

Consulting, public and investor relations fees for the three months ended March 31, 2020 were $1,286,392 as compared to $598,845 incurred for the three months ended March 31, 2019. The increase in consulting, marketing and investor relations fees during the three months ended March 31, 2020 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended March 31, 2020 were $203,890, an increase of $78,026, or 62.0%, from $125,864 incurred in the three months ended March 31, 2019. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2020 was due to added commercialization and business development efforts as compared to 2019.

Rent for the three months ended March 31, 2020 totaled $119,408, an increase of $59,281 or 98.6%, from $60,127 incurred in three months ended March 31, 2019. The increase in rent for 2020 as compared to 2019 is due primarily adding our corporate headquarters in Westport, CT and an office in Rochester, MN, net with reduction in the Norwalk CT office.

Depreciation and amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2020 totaled $21,015 an increase of $13,080, or 164.8%, over the expense of $7,935 incurred in the three months ended March 31, 2019, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2020 totaled $4,618, a decrease of $5,923, or 56.2% from $10,541 incurred during the three months ended March 31, 2019. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.  The significant decrease in 2020 as compared to 2019 is the result of conversions in 2019 and 2020.

Net Loss available to BioSig Technologies, Inc. common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended March 31, 2020 was $11,340,178 compared to a net loss of $5,880,089 for the three months ended March 31, 2019.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2019 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency.  The public-health impact of the outbreak is currently unknown and rapidly evolving, and the related health crisis could adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP systems.

Liquidity and Capital Resources

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

As of March 31, 2020, we had a working capital of $14,976,244, comprised of cash of $15,499,734, inventory of $800,000, vendor deposits of $100,000 and prepaid expenses of $160,705, which was offset by $1,033,263 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $127,259 and current portion of lease liability of $423,673.  For the three months ended March 31, 2019, we used $5,942,321 of cash in operating activities and $20,478 of cash in investing activities.

Cash provided by financing activities totaled $9,353,951, comprised of proceeds from the sale of our common stock of $9,052,331 and proceeds from exercise of warrants of $301,620.

In the comparable period in 2019, our aggregate cash provided by financing activities totaled $10,079,058, comprised of proceeds from the sale of our common stock of $8,619,278 and proceeds from exercise of warrants of $1,459,780. At March 31, 2020, we had cash of $15,499,734 compared to $10,933,593 at March 31, 2019. Our cash is held in bank deposit accounts. At March 31, 2020, and March 31, 2019, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2020 and 2019 was $5,942,321 and $3,522,601, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional operating costs and general and administrative expenses and an increase in our operating assets of $110,295 and decrease our operating liabilities of $454,492, net of stock-based compensation and depreciation and amortization.

We used $20,478 cash for investing activities for the three months ended March 31, 2020, compared to $73,024 for the three months ended March 31, 2019.  For the current period, we purchased computer and other equipment of $20,478, as compared to $14,422 in 2019 to purchase computer and other equipment and $58,327 and $275 in patent and trademark costs, respectively.

We had an accumulated deficit as of March 31, 2020 of $116 million, as well as a net loss available to BioSig Technologies, Inc. of $11.3 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System and pharmaceuticals) reach commercial profitability. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately one year and a day. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

Our plans include the continued commercialization of PURE EP System and pharmaceutical candidates and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities. If we are unsuccessful in commercializing our products and raising capital, we may need to reduce activities, curtail or cease operations.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of March 31, 2020, the aggregate stated value of our Series C Preferred Stock was $205,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur increasing marketing and commercialization expenses related to our PURE EP system in addition to additional research and development costs relating to the PURE EP along with developing Vicromax and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to be a public company, including incremental audit fees, investor relations programs and increased professional services.

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

Equity Financing

On February 21, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), relating to an underwritten public offering of 2,500,000 shares of the Company’s common stock, at the public offering price of $4.00 per share. At closing on February 25, 2020, the Company received net proceeds of approximately $9,100,000, after deducting the underwriting discount and other offering expenses of approximately $100,000.

Pursuant to the Underwriting Agreement, we issued to the Underwriter or its designees warrants to purchase up to an aggregate 125,000 shares of common stock. The underwriter warrants are exercisable immediately and on or prior to February 21, 2025, at a price per share equal to $4.80 and are exercisable on a “cashless” basis.

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

On October 29, 2014, our common stock commenced trading on OTCQB and on September 21, 2018 on the NASDAQ Capital Market under the symbol “BSGM.”  Fair value of options are typically determined by the sales prices of our common stock for the 10 trading days immediately preceding the date of the award.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of long-term operating leases, patent capitalization, the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Changes in Internal Controls over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management had concluded that our internal control over financial reporting was not effective as of December 31, 2019, because management identified that inadequate segregation of duties resulted in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

Management’s Remediation Plan

During the three months ended March 31, 2020, we have added additional measures including incorporating personnel and third-party service providers, who are not involved in initialing and recording transactions, that we believe will remediate the underlying deficiencies in segregation of duties as identified by us.

There have been no other changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) of the Exchange Act) that occurred during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 13, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Risks Relating to COVID-19

The recent COVID-19 outbreak may adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, resulting in government-imposed quarantines, travel restrictions and other public health safety measures. On March 12, 2020, the WHO declared COVID-19 to be a pandemic, and efforts to contain the spread of COVID-19 have intensified. The COVID-19 pandemic may adversely impact our business plan as our clinical studies may be delayed as hospitals in the impacted regions may shift their resources to patients affected by the disease. The rapidly evolving nature of the circumstances is such that it is impossible, at this stage, to determine the full and overall impact the COVID-19 pandemic may have, but it could disrupt production and cause delays in the supply and delivery of products used in our research and development efforts, adversely affect our employees, and disrupt our operations, all of which may have a material adverse effect on our business. In addition, the pandemic may have an adverse effect on the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the coronavirus and disrupt the marketplace in which we operate and may have a material adverse effects on our operations.

Moreover, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. Management plans to secure the necessary financing through the issue of new equity and/or the entering into of strategic partnership arrangements; however, there is no assurance that our management will be able to obtain such financing on reasonable terms or at all. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities. If we are unsuccessful in commercializing our products or raising capital, we may need to reduce activities, curtail or cease operations.

In addition, a significant outbreak of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

Risks Relating to ViralClear’s Business and Industry

Our pursuit of a potential anti-viral therapeutic candidate for COVID-19 is at an early stage. There is no assurance that we will develop a marketable product or our therapeutic candidate may be unable to successfully treat the virus in a timely manner, if at all.

Our anti-viral candidate using Vicromax is in early stage development and may not be successfully developed or commercialized. We expect the product development will require substantial capital expenditures. Therapeutic candidate developments involve a high degree of risk and are marked by many unprofitable efforts for many reasons, including some of the factors listed herein. We may be unable to produce an anti-viral candidate that successfully treats the COVID-19 in a timely manner, if at all. We cannot be certain that our research and development efforts will be successful or, if successful, that any products that are developed using Vicromax will ever be approved by the FDA or other regulatory bodies. Even if approved, any products that we develop may not generate sufficient commercial revenues. The market for our potential products may be slow to develop or smaller than estimated or it may be more difficult to build the market than anticipated. In addition, the outbreak of the COVID-19 may be effectively contained or the risk of coronavirus infection may be diminished or eliminated before we can successfully develop and manufacture the anti-viral candidate for the treatment of COVID-19. The medical community may resist our future products or be slower to accept them than we anticipate. Our failure to develop, manufacture, receive regulatory approval for, or successfully commercialize any of our therapeutic candidates could result in the failure of our business.

There can be no assurance that we will be able to execute our business plan successfully.

Our ability to execute our business plan is dependent upon a number of factors, including our ability to:

●	successfully conduct pre-clinical and clinical studies;

●	successfully develop our therapeutic candidates and subsequent product pipeline;

●	successfully commercialize our products;

●	obtain partnership or licensing opportunities; and

●	obtain additional funding.

There can be no assurance that any of these initiatives will be successfully and fully executed in the amounts or within the time periods that we expect. Furthermore, there can be no assurance that we will be able to achieve profitability in the future, and there can be no assurance that our current or future business strategies will lead us to achieve our objectives.

We operate in a highly competitive industry.

The pharmaceutical market is highly competitive, it is subject to rapid technological change and is significantly affected by existing rival drugs and medical procedures, new product introductions and the market activities of other participants. Pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations may pursue the research and development of technologies, drugs or other therapies. Our competitors may develop products more rapidly or more effectively than us. If our competitors are more successful in commercializing their products than us, their success could adversely affect our competitive position and harm our business prospects.

The competitive landscape of anti-coronavirus therapies has been rapidly developing since the beginning of the COVID-19 pandemic in late 2019. There is an increasing number of companies claiming to be investigating possible candidates. These drug candidates generally consist of therapeutics or vaccines. We believe it is likely that a combination of therapies will be used to effectively treat COVID-19, and the global footprint of the current pandemic will result in the need for multiple approved drugs to meet the needs of patients in different stages of the disease.

There are five companies developing anti-viral agents which are active on clinicaltrials.gov. These are Gilead Sciences which began two Phase III clinical trials in March 2020 for its drug candidate, remdesivir; Sanofi began its Phase I clinical trial on April 12, 2020 for its drug candidate, hydroxychloroquine; Fujifilm Pharmaceuticals U.S.A. began its Phase II clinical trial on April 17, 2020 for its drug candidate, favipiravir;.Karyopharm Therapeutics Inc began its Phase II clinical trial on April 17, 2020 for its drug candidate, selinexor; Eli Lilly and Company began its Phase II clinical trial on April 20, 2020 for its drug candidate, LY3127804. The most notable candidate, in terms of current activity and publicity is Gilead’s remdesivir. The FDA on May 1, 2020 granted emergency use authorization for remdesivir to treat adults and children hospitalized with severe COVID-19.

The therapeutic candidates are in different stages of clinical trials and development. If we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess. Should another party be successful in producing a more efficacious therapeutic or a vaccine for COVID-19, such success will reduce or eliminate the commercial opportunity for our anti-viral candidate and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Government involvement may limit the commercial success of our COVID-19 anti-viral candidate.

The COVID-19 outbreak has been classified as a pandemic by public health authorities, and it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. If we were to develop an anti-viral therapeutic to COVID-19, the economic value of such therapeutic to us could be limited.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our anti-viral candidate, if any.

We may be unable to advance the compounds we acquired from Trek successfully through the preclinical and clinical development process.

Our ability to develop, obtain regulatory approval for, and ultimately commercialize, a product derived from the compounds we acquired from Trek effectively will depend on many factors, including the following:

●	successful completion of preclinical studies and clinical trials, which will depend substantially upon the satisfactory performance of third-party contractors;

●	successful achievement of the objectives of planned preclinical studies and clinical trials;

●	receipt of marketing approvals from the FDA and similar regulatory authorities outside the United States;

●	establishing efficient and effective commercial manufacturing, supply and distribution arrangements;

●	establishing sufficient market share and promoting acceptance of the product by patients, the medical community and third-party payors;

●	successfully executing an effective pricing and reimbursement strategy;

●	maintaining a continued acceptable safety and adverse event profile following regulatory approval; and

●	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims.

The compounds will require additional non-clinical and clinical development, regulatory review and approval, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can be in a position to generate any revenue from product sales. We are not permitted to market or promote any product candidates we may develop before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval. If we are unable to develop or receive marketing approval in a timely manner or at all, we could experience significant delays or an inability to commercialize products derived from Vicromax, which would materially and adversely affect our business, financial condition and results of operations.

We may experience delays in any phase of the preclinical or clinical development of a product, including during its research and development.

We may experience delays in any phase of the preclinical or clinical development of a product, including during its research and development. The completion of any of these studies may be delayed or halted for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities do not approve a clinical study protocol or place a clinical study on hold;

●	patients do not enroll in a clinical study or results from patients are not received at the expected rate;

●	patients discontinue participation in a clinical study prior to the scheduled endpoint at a higher than expected rate;

●	patients experience adverse events from a product we develop;

●

third-party clinical investigators do not perform the studies in accordance with the anticipated schedule or consistent with the study protocol and good clinical practices or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

●	third-party clinical investigators engage in activities that, even if not directly associated with our studies, result in their debarment, loss of licensure, or other legal or regulatory sanction;

●	regulatory inspections of manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend the preclinical or clinical studies;

●	changes in governmental regulations or administrative actions;

●	the interim results of the preclinical or clinical study, if any, are inconclusive or negative; and

●	the study design, although approved and completed, is inadequate to demonstrate effectiveness and safety.

If the preclinical and clinical studies that we are required to conduct to gain regulatory approval are delayed or unsuccessful, we may not be able to market any product that we develop in the future. Preclinical studies and clinical trials are expensive and difficult to design and implement and any delays or prolongment in our preclinical and clinical studies will require additional capital. There is no assurance that we will be able to acquire additional capital to support our studies. The failure to obtain additional capital would have a material adverse effect on the Company.

Therapeutic products are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization.

Any therapeutic product that we develop in the future will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical studies, clinical trials and extensive regulatory approval processes are required to be successfully completed in the United States and in many foreign jurisdictions before a new product may be offered and sold in any of these countries or regions. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

Preclinical studies and clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because any product that we develop in the future will be based on new technologies, we expect that it will require extensive research and development and necessitate substantial manufacturing and processing costs. In addition, costs to treat potential side effects that may result from a product we develop may be significant. Accordingly, our preclinical and clinical trial costs could be significantly higher than for more conventional therapeutic technologies or drug products.

In the United States, the products that we intend to develop and market are regulated by the FDA under its drug development and review process. The time required to obtain FDA and other approvals for any product that we develop in the future is inherently unpredictable. Before such products can be marketed, we must obtain clearance from the FDA first through submission of an investigational new drug (“IND”), then through successful completion of human testing under three phases of clinical trials and finally through submission of a new drug application (“NDA”). Even after successful completion of clinical testing, there is a risk that the FDA may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our NDA submission.

There can be no assurance that the FDA will grant a license for any NDA that we may submit. It is possible that none of the products that we develop in the future will obtain the appropriate regulatory approvals necessary for us to commence the offer and sale of such products. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from a particular prospective product.

If we decide to market any drug that we develop in jurisdictions in addition to the United States, we may incur the same costs or more in satisfying foreign regulatory requirements governing the conduct of preclinical and clinical trials, manufacturing and marketing and commercialization of any product that we develop in the future. Approval by the FDA by itself does not assure approval by regulatory authorities outside the United States. Each of these foreign regulatory approval processes includes all of the risks associated with the FDA approval process, as well as risks attributable to having to satisfy local regulations within each of these foreign jurisdictions. Our inability to obtain regulatory approval outside the United States may adversely compromise our business prospects.

We are dependent on technologies that we have licensed, and we may need to license in the future, and if we fail to obtain licenses we need, or fail to comply with our obligations in the agreements under which we in-license intellectual property and other rights from third parties, we could lose our ability to develop a therapeutic candidate.

We are currently dependent on licenses from third parties, including Vertex and Mayo, for their technologies. Any failure to make the payments required by the license agreements may permit the third-party licensor to terminate the license. If we were to lose or otherwise be unable to maintain all or any of the licenses for any reason, it would halt our ability to develop a therapeutic candidate. The foregoing could result in a material adverse effect on our business or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2020, BioSig Technologies, Inc. issued 15,038 shares of common stock to a IRTH Communications LLC in exchange for consulting services rendered with a fair value of $108,274, pursuant to a service renewal agreement, dated December 11, 2019. The issuance of the shares of common stock to IRTH was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

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
10.1

Form of Underwriter Common Stock Purchase Warrant February 25, 2020, by and between BioSig Technologies, Inc. and Laidlaw & Company (UK) Ltd. as therein (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 24, 2020)

10.2*	Assignment and License Agreement, dated as of July 12, 2016, by and between Vertex Pharmaceuticals Incorporated and Trek Therapeutics, PBC.
10.3*	Asset Purchase Agreement, dated as of March 24, 2020, by and between Trek Therapeutics, PBC and NeuroClear Technologies, Inc.
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	XBRL Instance Document
101 SCH*	XBRL Taxonomy Extension Schema Document
101 CAL*	XBRL Taxonomy Calculation Linkbase Document
101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	XBRL Taxonomy Labels Linkbase Document
101 PRE*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: May 11, 2020	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)