Form 10-Q
period 2020-06-30
BioSig Technologies, Inc.
filed 2020-08-06
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, there were 29,648,239 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$36,927,306	$12,108,582
Inventory	800,000	577,690
Vendor deposits	470,826	-
Prepaid expenses	453,822	141,221
Total current assets	38,651,954	12,827,493

Property and equipment, net	174,740	180,368

Right-to-use assets, net	513,464	714,342

Other assets:
Patents, net	355,034	364,536
Trademarks	1,125	1,125
Prepaid expenses, long term	14,002	27,410
Deposits	101,839	101,839

Total assets	$39,812,158	$14,217,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $97,645 and $39,674 to related parties as of June 30, 2020 and December 31, 2019, respectively	$3,103,964	$1,488,776
Dividends payable	67,453	128,478
Lease liability, short term	435,287	412,288
Total current liabilities	3,606,704	2,029,542

Lease liability, long term	88,574	311,131
Total debt	3,695,278	2,340,673

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, designated 4,200 shares, 105 and 215 shares issued and outstanding; liquidation preference of $105,000 and $215,000 as of June 30, 2020 and December 31, 2019, respectively	105,000	215,000

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock; 105 and 215 Series C shares outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 29,126,663 and 23,323,087 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	29,127	23,323
Additional paid in capital	168,499,417	115,910,058
Accumulated deficit	(135,310,614)	(104,786,769)
Total stockholders' equity attributable to BioSig Technologies, Inc.	33,217,930	11,146,612
Non-controlling interest	2,793,950	514,828
Total equity	36,011,880	11,661,440

Total liabilities and equity	$39,812,158	$14,217,113

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$5,718,184	$1,817,959	$10,644,898	$3,306,798
General and administrative	16,608,211	6,160,812	24,463,431	10,539,709
Depreciation and amortization	22,208	9,979	43,223	17,914
Total operating expenses	22,348,603	7,988,750	35,151,552	13,864,421

Loss from operations	(22,348,603)	(7,988,750)	(35,151,552)	(13,864,421)

Other income (expense):
Interest income, net	3,454	39,146	43,030	45,269
Loss on foreign currency translation	(1,161)	-	(1,161)	-

Loss before income taxes	(22,346,310)	(7,949,604)	(35,109,683)	(13,819,152)

Income taxes (benefit)	-	-	-	-

Net loss	(22,346,310)	(7,949,604)	(35,109,683)	(13,819,152)

Non-controlling interest	3,158,025	-	4,585,838	-

Net loss attributable to BioSig Technologies, Inc.	(19,188,285)	(7,949,604)	(30,523,845)	(13,819,152)

Preferred stock dividend	(4,699)	(4,868)	(9,317)	(15,409)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(19,192,984)	$(7,954,472)	$(30,533,162)	$(13,834,561)

Net loss per common share, basic and diluted	$(0.72)	$(0.38)	$(1.20)	$(0.72)

Weighted average number of common shares outstanding, basic and diluted	26,537,058	20,671,193	25,463,154	19,267,514

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED JUNE 30, 2020

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, March 31, 2020 (unaudited)	26,010,318	$26,010	$131,339,541	$(116,122,329)	$607,149	$15,850,371
Sale of common stock	2,187,500	2,188	16,159,792	-	-	16,161,980
Sale of subsidiary shares to non-controlling interest	-	-	7,124,366	-	3,467,709	10,592,075
Common stock issued for services	15,038	15	108,259	-	-	108,274
Fair value of subsidiary shares issued to acquire research and development	-	-	1,051,309	-	248,486	1,299,795
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	26,667	27	99,973	-	-	100,000
Common stock issued for settlement of Series C Preferred Stock accrued dividends at $4.47 per share	14,433	14	64,490	-	-	64,504
Common stock issued upon cashless exercise of warrants	2,266	2	(2)	-	-	-
Common stock issued upon cashless exercise of options	149,602	150	(150)	-	-	-
Common stock issued upon exercise of options at an average of $4.66 per share	478,451	478	2,229,002	-	-	2,229,480
Common stock issued upon exercise of warrants at an average of $3.87 per share	189,388	190	732,486	-	-	732,676
Stock based compensation	53,000	53	9,595,050	-	1,628,631	11,223,734
Preferred stock dividend	-	-	(4,699)	-	-	(4,699)
Net loss	-	-	-	(19,188,285)	(3,158,025)	(22,346,310)
Balance, June 30, 2020 (unaudited)	29,126,663	$29,127	$168,499,417	$(135,310,614)	$2,793,950	$36,011,880

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED JUNE 30, 2019

	Common stock		Additional Paid in	Common stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, March 31, 2019 (unaudited)	20,009,985	$20,010	$86,465,732	$309,000	$(76,601,489)	$10,193,253
Common stock issued upon exercise of warrants at an average of $4.17 per share	831,710	832	3,466,875	(309,000)	-	3,158,707
Common stock issued upon exercise of options at an average of $4.76 per share	93,500	94	444,744	-	-	444,838
Common stock issued upon cashless exercise of warrants	56,538	56	(56)	-	-	-
Common stock issued upon cashless exercise of options	38,687	39	(39)	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	69,335	69	259,931	-	-	260,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $6.53 per share	21,379	21	139,571	-	-	139,592
Change in fair value of modified options	-	-	666,062	-	-	666,062
Stock based compensation	30,000	30	3,057,020	-	-	3,057,050
Preferred stock dividend	-	-	(4,868)	-	-	(4,868)
Net loss	-	-	-	-	(7,949,604)	(7,949,604)
Balance, June 30, 2019 (unaudited)	21,151,134	$21,151	$94,494,972	$-	$(84,551,093)	$9,965,030

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
SIX MONTHS ENDED JUNE 30, 2020

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	23,323,087	$23,323	$115,910,058	$(104,786,769)	$514,828	$11,661,440
Sale of common stock	4,687,500	4,688	25,209,623	-	-	25,214,311
Sale of subsidiary shares to non-controlling interest	-	-	7,124,366	-	3,467,709	10,592,075
Common stock issued for services	15,038	15	108,259	-	-	108,274
Fair value of subsidiary shares issued to acquire research and development	-	-	1,051,309	-	248,486	1,299,795
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	29,334	29	109,971	-	-	110,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.53 per share	15,516	16	70,325	-	-	70,341
Common stock issued upon cashless exercise of warrants	12,840	13	(13)	-	-	-
Common stock issued upon cashless exercise of options	160,743	161	(161)	-	-	-
Common stock issued upon exercise of options at an average of $4.66 per share	478,451	478	2,229,002	-	-	2,229,480
Common stock issued upon exercise of warrants at an average of $3.83 per share	269,820	270	1,034,026	-	-	1,034,296
Fair value of subsidiary shares issued to acquire research and development from Trek Therapeutics, PBC	-	-	2,439,139	-	735,411	3,174,550
Stock based compensation	134,334	134	13,222,830	-	2,413,354	15,636,318
Preferred stock dividend	-	-	(9,317)	-	-	(9,317)
Net loss	-	-	-	(30,523,845)	(4,585,838)	(35,109,683)
Balance, June 30, 2020 (unaudited)	29,126,663	$29,127	$168,499,417	$(135,310,614)	$2,793,950	$36,011,880

See the accompanying notes to the audited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2019

	Common stock		Additional Paid in	Common stock	Accumulated
	Shares	Amount	Capital	Subscription	Deficit	Total
Balance, December 31, 2018	16,868,783	$16,869	$74,039,341	$-	$(70,731,941)	$3,324,269
Common stock issued for services	560,000	560	2,332,640	-	-	2,333,200
Sale of common stock	2,155,127	2,155	8,617,123	-	-	8,619,278
Common stock issued upon exercise of warrants at an average of $4.09 per share	1,130,029	1,130	4,617,357	-	-	4,618,487
Common stock issued upon exercise of options at an average of $4.76 per share	93,500	94	444,744	-	-	444,838
Common stock issued upon cashless exercise of warrants	160,962	161	(161)	-	-	-
Common stock issued upon cashless exercise of options	38,687	39	(39)	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	69,335	69	259,931	-	-	260,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $6.53 per share	21,379	21	139,571	-	-	139,592
Change in fair value of modified options	-	-	666,062	-	-	666,062
Stock based compensation	53,332	53	3,393,812	-	-	3,393,865
Preferred stock dividend	-	-	(15,409)	-	-	(15,409)
Net loss	-	-	-	-	(13,819,152)	(13,819,152)
Balance, June 30, 2019 (unaudited)	21,151,134	$21,151	$94,494,972	$-	$(84,551,093)	$9,965,030

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,109,683)	$(13,819,152)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	43,223	17,914
Equity based compensation	15,744,592	5,727,065
Change in fair value of modified options	-	666,062
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC-related party	3,174,550	-
Fair value of subsidiary stock issued to acquire research and development	1,299,795	-
Changes in operating assets and liabilities:
Inventory	(222,310)	-
Vendor deposits	(470,826)	-
Prepaid expenses	(299,193)	(159,067)
Deposits	-	(69,764)
Accounts payable and accrued expenses	1,615,187	(8,410)
Lease liability, net	1,320	3,387
Net cash used in operating activities	(14,223,345)	(7,641,965)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	-	(111,316)
Payment of trademark costs	-	(275)
Purchase of property and equipment	(28,093)	(45,241)
Net cash used in investing activity	(28,093)	(156,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	25,214,311	8,619,278
Proceeds from sale of subsidiary stock to non-controlling interest, net of issuance costs	10,592,075	-
Proceeds from exercise of options	2,229,480	444,838
Proceeds from exercise of warrants	1,034,296	4,618,487
Net cash provided by financing activities	39,070,162	13,682,603

Net increase in cash and cash equivalents	24,818,724	5,883,806

Cash and cash equivalents, beginning of the period	12,108,582	4,450,160
Cash and cash equivalents, end of the period	$36,927,306	$10,333,966

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$180,341	$399,592
Dividend payable on preferred stock charged to additional paid in capital	$9,317	$15,409
Right-to-use assets and lease liability recorded upon adoption of ASC 842	$-	$422,215
Record right-to-use assets and related lease liability	$-	$506,276

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

On March 24, 2020, ViralClear entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trek Therapeutics, PBC (“Trek”), a related party; entity controlled by a member of the Company’s board of directors.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets (the “Purchased Assets”). As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid $350,000 in cash and issued 634,910 shares of ViralClear’ s common stock valued at $3,174,550 to Trek. The purchased assets were accounted for as acquired research and development.

On April 8, 2020, ViralClear entered into the Agreement with Mayo. The Agreement grants to ViralClear (i) an exclusive worldwide license, with the right to sublicense, within the field of anti-viral agents to target COVID-19 (the “Field”) to certain patent rights for the development and commercialization of products, methods, and processes for public use and benefit (the “Licensed Products”) and (ii) a non-exclusive worldwide license, with the right to sublicense, within the Field, to use the know-how of Mayo that is necessary to develop the Licensed Products. The Agreement will expire upon the later of either (a) the expiration of the licensed patent rights or (b) the 7th anniversary of the date of the first commercial sale of a Licensed Product, unless earlier terminated by Mayo for ViralClear’s failure to cure a material breach of the Agreement, ViralClear’s or a sublicensee’s commencement of any action or proceedings against Mayo or its affiliates other than for an uncured material breach of the Agreement by Mayo, or insolvency ViralClear.

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with certain milestone payments up to $200,000 in the aggregate. The common stock issued, and cash paid was accounted for as acquired research and development.

In May 2020, ViralClear sold 1,068,550 shares of its common stock to investors at $10.00 per share for net proceeds of $10,592,075 to fund product development. As of June 30, 2020, the Company had a majority interest in ViralClear of 69.4%

The unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc. to as the “Company” or “BioSig”.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

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

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 13, 2020.

COVID-19

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency.  The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP systems and therapeutic candidates ViralClear is developing.

NOTE 2 – MANAGEMENT’S LIQUIDITY PLANS

The BioSig Technologies, Inc.’s primary efforts are principally devoted to improving the quality of cardiac recordings obtained during ablation of atrial fibrillation (AF) and ventricular tachycardia (VT) and ViralClear’s efforts are devoted to developing a broad-spectrum, anti-viral candidate acquired from Trek. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company has not generated revenues and there is no assurance that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's ongoing research and development will be successfully completed or that any product will be approved or commercially viable.

At June 30, 2020, the Company had working capital of approximately $35.0 million. During the six months ended June 30, 2020, the Company raised approximately $25.2 million, net of expenses, through the sale of common stock, $10.6 million, net of expenses, through the sale of ViralClear’s common stock and $3.3 million from the exercise of warrants and options.

At June 30, 2020, the Company had cash of approximately $36.9 million, which together with approximately $0.4 million from option and warrant exercises subsequent to June 30, 2020 (see above and Note 15), constitutes sufficient funds for the Company to meet its research and development and other funding requirements for at least the next 12 months from the date of issuance of these financial statements.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of long-term operating leases, patent capitalization, fair value of acquired assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Acquisition of Intellectual Property

Intellectual property acquired are accounted for under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill.

The acquired intellectual property from the Trek acquisition was considered unproven compounds, the success of which was uncertain at the time of the acquisition. Accordingly, the fair value of the consideration paid was charged as acquired research and development to current period operations.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At June 30, 2020 and December 31,2019, deposits in excess of FDIC limits were $36,427,306 and $11,608,582, respectively.

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using the first-in, first-out method of valuation. The inventory at June 30, 2020 and December 31, 2019 were $800,000 and $577,690, respectively.

Prepaid Expenses and Vendor Deposits

Prepaid expenses and vendor deposits are comprised of prepaid insurance and operating expense and other prepayments.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s unaudited condensed consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All the Company’s real estate leases are classified as operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $5,718,184 and $10,644,898 for the three and six months ended June 30, 2020 and $1,817,959 and $3,306,798 for the three and six months ended June 30, 2019, respectively.

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

The computation of basic and diluted loss per share as of June 30, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2020	June 30, 2019
Series C convertible preferred stock	38,084	79,141
Options to purchase common stock	3,732,705	3,562,905
Warrants to purchase common stock	1,764,827	2,992,472
Totals	5,535,616	6,634,518

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award as measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

As of June 30, 2020, BioSig Technologies, Inc. had options to purchase 3,732,705 shares of common stock outstanding, of which options to purchase 2,641,319 shares of common stock were vested.

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and six months ended June 30, 2020, the Company recorded amortization of $4,751 and $9,502; and $4,710 and $6,073 for the three and six months ended June 30, 2019 to current period operations, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and six month periods ended June 30, 2020 and 2019.

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear Pharmaceuticals, Inc. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated statements of operations. The Company’s equity interest in ViralClear is 69.4% and the non-controlling stockholders’ interest is 30.6% as of June 30, 2020. This is reflected in the consolidated statements of equity.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019
Computer equipment	$174,885	$155,126
Furniture and fixtures	74,517	71,463
Manufacturing equipment	34,377	29,098
Total	283,779	255,687
Less accumulated depreciation	(109,039)	(75,319)
Property and equipment, net	$174,740	$180,368

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Depreciation expense was $17,457 and $33,721 for three and six months ended June 30, 2020; and $6,632 and $11,841 for the three and six months ended June 30, 2019, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

Operating leases:

The Company has several leases and at lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8% and determined their initial present values, at inception, of $1,084,715.

Right to use assets is summarized below:

	June 30, 2020	December 31, 2019
Right to use assets, net	1,084,715	1,084,715
Less accumulated depreciation	(571,251)	(370,373)
Right to use assets, net	$513,464	$714,342

During the three and six months ended June 30, 2020, the Company recorded $126,811 and $246,218; and $104,278 and $164,405 for the three and six months ended June 30, 2019, as lease expense to current period operations.

Lease liability is summarized below:

	June 30, 2020	December 31, 2019
Total lease liability	523,861	723,419
Less: short term portion	(435,287)	(412,288)
Long term portion	$88,574	$311,131

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2020	$230,169
Year ended December 31, 2021	321,386
Total	551,555
Less: Present value discount	(27,694)
Lease liability	$523,861

Lease expense for the three months ended June 30, 2020 and 2019 was comprised of the following:

	June 30, 2020	June 30, 2019
Operating lease expense	$114,028	$83,584
Short-term lease expense	12,738	19,520
Variable lease expense	45	1,174
Total	$126,811	$104,278

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Lease expense for the six months ended June 30, 2020 and 2019 was comprised of the following:

	June 30, 2020	June 30, 2019
Operating lease expense	$227,290	$130,035
Short-term lease expense	18,393	32,758
Variable lease expense	535	1,612
Total	$246,218	$164,405

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
Accrued accounting and legal	$371,784	$118,783
Accrued reimbursements and travel	16,529	58,566
Accrued consulting	139,699	170,284
Accrued research and development expenses	2,215,505	230,035
Accrued product purchases	-	346,206
Accrued marketing	-	11,181
Accrued office and other	33,089	17,885
Accrued payroll	314,025	522,503
Accrued settlement related to arbitration	13,333	13,333
	$3,103,964	$1,488,776

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

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of June 30, 2020 and December 31, 2019 was $3.75 per share, subject to certain reset provisions.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of June 30, 2020, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand.  The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

In January 2020, the Company issued 3,750 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2020, the Company issued 41,100 shares of its common stock in exchange for 100 shares of the Company’s Series C Preferred Stock and accrued dividends.

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2020, and December 31, 2019, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock and 1,000 shares of Series E Preferred Stock. As of June 30, 2020 and December 31, 2019, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series F Preferred Stock

On July 14, 2018, the Board of Directors of BioSig authorized the issuance of up to 200,000 shares of Series F Junior Participating Preferred Stock (the “Series F Preferred Stock”) with a par value of $0.001 and accordingly, the Company filed the Certificate of Designations for the Series F Preferred Stock with the Secretary of State of the State of Delaware.  Pursuant to such Certificate of Designations, in the event of the Company’s liquidation or winding up of its affairs, no liquidating distribution shall be made to the holders of shares of capital stock ranking junior to the Series F Preferred Stock unless, prior thereto, the holders of shares of Series F Preferred Stock shall have received an amount per share of Series F Preferred Stock (the “Series F Liquidation Preference”) equal to the greater of (i) $1,000.00 plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, and (ii) the Adjustment Number (as defined in the Certificate of Designations) times the per share amount of all cash and other property to be distributed in respect of the Common Stock upon such liquidation, dissolution or winding up of the Corporation.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Dividends and Distributions

Subject to the prior and superior rights of the holders of any shares of any class or series of stock of the Company ranking prior and superior to the shares of Series F Preferred Stock with respect to dividends, the holders of shares of Series F Preferred Stock, in preference to the holders of shares of any class or series of stock of the Company ranking junior to the Series F Preferred Stock with respect to dividends, shall be entitled to receive, when, as and if declared by the Board of Directors an amount per share equal to the greater of (i) $0.001 and (ii) the sum of (A) the Adjustment Number (as defined in the Certificate of Designations) times the aggregate per share amount of all cash dividends, plus (B) the Adjustment Number times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of common stock of the Corporation, commencing on the first dividend payment date after the first issuance of a share (or fraction thereof) of Series F Preferred Stock. Dividends shall begin to accrue and be cumulative on outstanding shares of Series F Preferred Stock from the Payment Date (as defined in the Certificate of Designations) as set forth in the Certificate of Designations.

Voting Rights

Each share of Series F Preferred Stock shall entitle the holder thereof to a number of votes equal to the Adjustment Number (as defined in the Certificate of Designations) on all matters submitted to a vote of the stockholders of the Company, and shall vote collectively with the holders of common stock of the Company as one class on all matters submitted to a vote of stockholders of the Company, except as provided by law or expressly set forth in the Certificate of Designations

Redemption Rights

The shares of Series F Preferred Stock shall not be redeemable.

Fractional Shares

Series F Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holder’s fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series F Preferred Stock.

Common stock

During the six months ended June 30, 2020, the Company issued an aggregate of 134,334 shares of its common stock for vested restricted stock units as stock-based compensation.

On February 25, 2020, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,500,000 shares of common stock for aggregate proceeds of $9,052,331, net of $947,669 in expenses.

On June 24, 2020, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,187,500 shares of common stock for aggregate proceeds of $16,161,980, net of $1,338,020 in expenses.

During the six months ended June 30, 2020, the Company issued 15,038 shares of common stock for services at a fair value of $108,274.

During the six months ended June 30, 2020, the Company issued 269,820 shares of common stock in exchange for proceeds of $1,034,296 from the exercise of warrants.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

During the six months ended June 30, 2020, the Company issued 478,451 shares of common stock in exchange for proceeds of $2,229,480 from the exercise of options.

During the six months ended June 30, 2020, the Company issued 12,840 shares of common stock in exchange for the exercise of 37,841 cashless exercises of warrants.

During the six months ended June 30, 2020, the Company issued 160,743 shares of common stock in exchange for the exercise of 616,398 cashless exercises of options.

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2012 Equity Incentive Plan

On October 19, 2012, the Board of Directors of BioSig Technologies, Inc. approved the 2012 Equity Incentive Plan (“the “Plan”) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 11,974,450 (as amended) shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 3,387,855 shares remaining available for future issuance of awards under the terms of the Plan.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the six months ended June 30, 2020 was estimated using the Black-Scholes pricing model.

During the six months ended June 30, 2020, the Company granted an aggregate of 990,000 options to officers, directors and key consultants.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The following table presents information related to stock options at June 30, 2020:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	1,981,965	8.4	1,514,262
5.01-7.50	1,387,407	6.9	911,365
7.51-10.00	298,333	7.3	175,692
10.01-12.50	65,000	9.9	40,000
	3,732,705	7.8	2,641,319

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	3,980,804	$5.58	6.3	$3,130,791
Grants	990,000	4.96	10.0	$-
Exercised	(1,094,849)	$5.13
Forfeited/expired	(143,250)	$5.87
Outstanding at June 30, 2020	3,732,705	$5.52	7.80	$7,105,273
Exercisable at June 30, 2020	2,641,319	$5.48	7.24	$5,092,066

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $7.20 as of June 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

On January 10, 2020, BioSig Technologies, Inc. granted 60,000 options to purchase the company stock in connection with the services rendered at the exercise price of $6.00 per share for a term of ten years with quarterly vesting beginning March 31, 2020 for three years.

On March 24, 2020, BioSig Technologies, Inc. granted 100,000 options to purchase the company stock in connection with the services rendered at the exercise price of $2.96 per share for a term of ten years with 25,000 vesting immediately and 75,000 quarterly vesting beginning June 30, 2020 for two years.

On March 31, 2020, BioSig Technologies, Inc. granted 50,000 options to purchase the company stock in connection with the services rendered at the exercise price of $3.73 per share for a term of ten years with vesting quarterly vesting beginning June 30, 2020 for three years.

On April 14, 2020, BioSig Technologies, Inc. granted an aggregate of 625,000 options to purchase the company stock to directors and an employee. The options are exercisable at $4.66 per share for ten years and fully vested and exercisable at the date of grant. On April 14, 2020, BioSig Technologies, Inc. granted an aggregate of 90,000 options to purchase shares of its common stock to employees. The options are exercisable at $4.66 per share for ten years and vest quarterly over three years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

On May 20, 2020, BioSig Technologies, Inc. granted an aggregate of 65,000 options to purchase the company stock to consultants and an employee. The options are exercisable at $10.49 per share for ten years with 40,000 fully vested and exercisable at the date of grant and 25,000 options vesting quarterly over three years.

The following assumptions were used in determining the fair value of options during the six months ended June 30, 2020:

Risk-free interest rate	0.42% - 1.83%
Dividend yield	0%
Stock price volatility	86.51% to 92.31%
Expected life	5 – 10 years
Weighted average grant date fair value	$3.98

The fair value of all options vesting during the three and six months ended June 30, 2020 of $3,628,181 and $4,251,874, and $306,210 and $499,444 for the three and six months ended June 30, 2019, respectively, was charged to current period operations.  Unrecognized compensation expense of $3,987,480 at June 30, 2020 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at June 30, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.75	299,803	July 2020 to January 2021
$4.38	572,272	April 2021
$4.80	125,000	February 2025
$6.16	568,910	November 2027
$6.85	198,842	July 2021 to August 2021
	1,764,827

On February 25, 2020, BioSig Technologies, Inc. issued warrants to purchase 125,000 shares of its common stock at $4.80 per share, expiring on February 21, 2025, for placement agent services in connection with the sale of the company’s common stock.

A summary of the warrant activity for the six months ended June 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	2,744,718	$5.40	2.2	$3,410,763
Grants	125,000	4.80	4.7
Exercised	(307,661)	$3.91
Expired	(797,230)	$6.44	-	-
Outstanding at June 30, 2020	1,764,827	$5.15	3.2	$3,612,250

Vested and expected to vest at June 30, 2020	1,764,827	$5.15	3.2	$3,612,250
Exercisable at June 30, 2020	1,764,827	$5.15	3.2	$3,612,250

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $7.20 of June 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock

The following table summarizes the restricted stock activity for the six months ended June 30, 2020:

Restricted shares issued as of December 31, 2019	262,668
Granted	25,000
Vested and issued	(134,334)
Vested restricted shares as of June 30, 2020	(25,000)
Unvested restricted shares as of June 30, 2020	128,334

On March 30, 2020, the Company granted 25,000 restricted stock units for services vesting at June 30, 2020.

Stock based compensation expense related to restricted stock grants was $428,820 and $830,298 for the three and six months ended June 30, 2020 and $477,239 and $620,820 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the stock-based compensation relating to restricted stock of $313,935 remains unamortized.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

On September 24, 2019, ViralClear’s Board of Directors approved the 2019 Long-Term Incentive Plan (as subsequently amended, the “ViralClear Plan”). The ViralClear Plan was approved by BioSig as ViralClear’s majority stockholder. The Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 4,000,000 shares of ViralClear’s common stock to officers, directors, employees and consultants of the ViralClear. Under the terms of the Plan, ViralClear may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of ViralClear only and nonstatutory options. The Board of Directors of ViralClear or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 487,827 shares remaining available for future issuance of awards under the terms of the Plan.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

ViralClear Options

A summary of the stock option activity and related information for the 2012 Plan for the six months ended June 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at December 31, 2019	575,000	$5.00	9.29
Grants	1,599,173	$5.31	9.84
Exercised	-
Forfeited/expired
Outstanding at June 30, 2020	2,174,173	$5.23	9.69
Exercisable at June 30, 2020	1,870,665	$5.02	9.67

The following table presents information related to stock options at June 30, 2020:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	2,074,173	9.7	1,862,332
10.00	100,000	9.9	8,333
	2,174,173	9.7	1,870,665

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

On June 2, 2020, ViralClear granted 100,000 options to purchase shares of its common stock to a director. The options are exercisable at $10.00 for ten years vesting quarterly over three years beginning June 30, 2020 with final vesting June 2, 2023.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

The following assumptions were used in determining the change in fair value of the ViralClear options for the six months ended June 30, 2020:

Risk-free interest rate	0.36% to 0.52%
Dividend yield	0%
Stock price volatility	125.16% to 126.03%
Expected life	5 – 6 years
Weighted average grant date fair value	$4.29

The fair value of all options vesting during the three and six months ended June 30, 2020 of $5,594,152 and $5,594,152, and $0 for the three and six months ended June 30, 2019, respectively, was charged to current period operations.  Unrecognized compensation expense of $1,612,568 at June 30, 2020 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at June 30, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

On May 20, 2020, ViralClear issued warrants to purchase 6,575 shares of its common stock at $10.00 per share, expiring on May 20, 2025, for placement agent services in connection with the sale of ViralClear’s common stock.

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

The following table summarizes the restricted stock activity for the six months ended June 30, 2020:

Restricted shares issued as of December 31, 2019	40,000
Granted	1,298,000
Vested	-
Vested restricted shares as of June 30, 2020	658,000
Unvested restricted shares as of June 30, 2020	680,000

Stock based compensation expense related to restricted stock unit grants of ViralClear was $1,572,581 and $4,959,996 for the three and six months ended June 30, 2020 and $0 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the stock-based compensation relating to restricted stock of $1,676,452 remains unamortized.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

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

On March 24, 2020, ViralClear entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trek Therapeutics, PBC (“Trek”), a related party; entity controlled by a member of the Company’s board of directors.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets (the “Purchased Assets”). As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid $350,000 in cash and issued 634,910 shares of ViralClear’s common stock valued at $3,174,550 to Trek.

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

The common stock issued, and cash paid was accounted for as acquired research and development.

On April 8, 2020, ViralClear entered into a know-how license agreement (the “Agreement”) with Mayo Foundation for Medical Education and Research (“Mayo”).  In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share.

On May 20, 2020, ViralClear entered into securities purchase agreements with investors pursuant to which the Company issued 1,068,550 shares of its common stock for aggregate proceeds of $10,592,075, net of $93,425 in expenses.

As of June 30, 2020, the Company had a majority interest in ViralClear of 69.4%.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2020:

Net loss	$(13,110,521)
Average Non-controlling interest percentage of profit/losses	24.08%
Net loss attributable to the non-controlling interest	$(3,158,025)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2020:

Net loss	$(20,731,849)
Average Non-controlling interest percentage of profit/losses	22.12%
Net loss attributable to the non-controlling interest	$(4,585,838)

ViralClear was a wholly owned subsidiary of the Company until August 2019.

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2020:

Balance, December 31, 2019	$514,828
Allocation of equity to non-controlling interest due to equity-based compensation issued	2,413,354
Allocation of equity to non-controlling interest due to sale of common stock	3,467,709
Allocation of equity to non-controlling interest due to issuance of equity to acquire Trek and research and development	983,897
Net loss attributable to non-controlling interest	(4,585,838)
Balance, June 30, 2020	$2,793,950

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating leases

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2020	$230,169
Year ended December 31, 2021	321,386
Total	551,555
Less: Present value discount	(27,694)
Lease liability	$523,861

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

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

ViralClear Patent and Know-How License Agreement

On November 20, 2019, the Company’s majority-owned subsidiary, ViralClear, entered into a patent and know-how license agreement (the “ViralClear Agreement”) with Mayo.  The ViralClear Agreement contains terms of license grant substantially identical to the EP Software Agreement and the Tools Agreement, although it is for different patent rights and covers the field of stimulation and electroporation for hypotension/syncope management, renal and non-renal denervation for hypertension treatment, and for use in treatment of arrhythmias in the autonomic nervous system.

In connection with the ViralClear Agreement, NeuroClear issued to Mayo an 8-year warrant (the “ViralClear Warrant”) to purchase 473,772 shares of ViralClear’s common stock at an exercise price of $5.00 per share.  The ViralClear Warrant is immediately exercisable and may be exercised on a cashless basis if there is no effective registration statement registering or a current prospectus available for the resale of the shares underlying the ViralClear Warrant. ViralClear agreed to pay Mayo an upfront consideration of $50,000.  ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate.

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

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon initiation of a phase 2 and phase 3 clinical trials, marketing authorization (as defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $1 million, $5 million, $10 million and $5 million, respectively, in addition to 5% royalty payments. As of June 30, 2020, ViralClear is begun Phase II trials and accordingly includes $1M due in accounts payable under this agreement .

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Mayo Foundation for Medical Education and Research Know-How Agreement

On April 8, 2020, ViralClear entered into the Agreement with Mayo. The Agreement grants to ViralClear (i) an exclusive worldwide license, with the right to sublicense, within the field of anti-viral agents to target COVID-19 (the “Field”) to certain patent rights for the development and commercialization of products, methods, and processes for public use and benefit (the “Licensed Products”) and (ii) a non-exclusive worldwide license, with the right to sublicense, within the Field, to use the know-how of Mayo that is necessary to develop the Licensed Products. The Agreement will expire upon the later of either (a) the expiration of the licensed patent rights or (b) the 7th anniversary of the date of the first commercial sale of a Licensed Product, unless earlier terminated by Mayo for ViralClear’s failure to cure a material breach of the Agreement, ViralClear’s or a sublicensee’s commencement of any action or proceedings against Mayo or its affiliates other than for an uncured material breach of the Agreement by Mayo, or insolvency ViralClear.

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with milestone payments due upon initiation of Phase II of $100,000 and regulatory approval of $100,000.

3LP Advisors LLC (d/b/a Sherpa Technology Group)

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors,  the Company entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company paid Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested.  Mr. Filler is the general counsel and partner of Sherpa.

During the three and six months ended June 30, 2020, the Company paid Sherpa $72,500 and $147,500 as patent costs, consulting fees and expense reimbursements. During the three and six months ended June 30, 2019, the Company paid Sherpa $75,000 and $150,000 as patent costs, consulting fees and expense reimbursements. As of June 30, 2020, and December 31, 2029, there was an unpaid balance of $22,500 and $27,623, respectively.

Employment agreements

As of June 30,2020 and December 31, 2019, there are no outstanding employment agreements.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and six months ended June 30, 2020, the Company charged operations $43,482 and $81,683, and $24,030 and $38,810 for the three and six months ended June 30, 2019 for contributions under the 401(k) Plan.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Purchase commitments

As of June 30, 2020, the Company had aggregate purchase commitments of approximately $7.4M for future services or products, some of which are subject to modification or cancellations.

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

Broker-dealer agreement

On March 30, 2020, the Company’s subsidiary, ViralClear entered into an engagement agreement with Weild & Co, a FINRA-registered broker-dealer controlled by a member of the Company’s board of directors to act as ViralClear’s non-exclusive agent to provide investment banking and financial advisory services to assist ViralClear in a potential financing transaction for an initial term of 9 months.

In connection with the engagement agreement, ViralClear agreed to pay Weild & Co a 5% cash and a 5% warrant or other securities of the aggregate subscriptions placed by Weild & Co. No costs have been incurred as of the date of this filing. No cash or warrant fees have been paid under this agreement.

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

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Unaudited condensed consolidated Statement of Operations for the three months ended June 30, 2020:

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	Total
Operating expenses:
Research and development	$1,086,981	$4,631,203	$5,718,184
General and administrative	8,128,652	8,479,559	16,608,211
Depreciation and amortization	22,208	-	22,208
Total operating expenses	9,237,841	13,110,762	22,348,603

Loss from Operations	(9,237,841)	(13,110,762)	(22,348,603)

Other income:
Interest income and other income, net	2,051	242	2,293

Net loss	$(9,235,790)	$(13,110,520)	$(22,346,310)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

Summary Unaudited condensed consolidated Statement of Operations for the six months ended June 30, 2020:

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	Total
Operating expenses:
Research and development	$2,413,984	$8,230,914	$10,644,898
General and administrative	11,948,090	12,515,341	24,463,431
Depreciation and amortization	43,223	-	43,223
Total operating expenses	14,405,297	20,746,255	35,151,552

Loss from Operations	(14,405,297)	(20,746,255)	(35,151,552)

Other income:
Interest and other income, net	27,462	14,407	41,869

Net loss	$(14,377,835)	$(20,731,848)	$(35,109,683)

Property and equipment is held by BioSig Technologies, Inc. segment.

NOTE 13 – RELATED PARTY TRANSACTIONS

At June 30, 2020 and December 31, 2019, the Company had reimbursable travel, compensation and other related expenses due related parties of $97,645 and $39,674, respectively.

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors,  the Company entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company paid Sherpa fee of (i) $200,000 in cash, of which $25,000 was paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested.  Mr. Filler is the general counsel and partner of Sherpa.

During the three and six months ended June 30, 2020, the Company paid Sherpa $72,500 and $147,500 as patent costs, consulting fees and expense reimbursements. During the three and six months ended June 30, 2019, the Company paid Sherpa $75,000 and $150,000 as patent costs, consulting fees and expense reimbursements. As of June 30, 2020, and December 31, 2019, there was an unpaid balance of $22,500 and $27,623, respectively.

On March 30, 2020, the Company’s subsidiary, ViralClear entered into an engagement agreement with Weild & Co, a FINRA-registered broker-dealer controlled by a member of the Company’s board of directors to act as ViralClear’s non-exclusive agent to provide investment banking and financial advisory services to assist ViralClear in a potential financing transaction for an initial term of 9 months.

In connection with the engagement agreement, ViralClear agreed to pay Weild & Co a 5% cash and a 5% warrant or other securities of the aggregate subscriptions placed by Weild & Co. No costs have been incurred as of the date of this filing. No cash or warrant fees have been paid under this agreement.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

As described in Notes 1 and 10 above, on March 24, 2020, ViralClear entered into an asset purchase agreement with Trek Therapeutics, PBC, an entity controlled by a member of the Company’s board of directors.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets. As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock.

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

As of June 30, 2020 and December 31, 2019, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of June 30, 2020 and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of June 30, 2020 and December 31, 2019.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(unaudited)

NOTE 15 – SUBSEQUENT EVENTS

Formation of subsidiary

On July 2, 2020, the Company formed NeuroClear Technologies, Inc. (“NeuroClear”), a Delaware Corporation, for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology.

Equity transactions

On July 1, 2020, BioSig Technologies, Inc. issued 25,000 shares of its common stock for vested restricted stock units.

In July 2020, BioSig Technologies, Inc. issued an aggregate of 303,000 shares of its common stock to for services.

On July 1, 2020, BioSig Technologies, Inc. issued 30,000 shares of its common stock to a consultant for services rendered valued at $214,800.

In July 2020, BioSig Technologies, Inc. issued 104,201 shares of its common stock in exchange for aggregate proceeds of $403,823.75 from the exercise of warrants.

On July 10, 2020, BioSig Technologies, Inc. issued 9,375 shares of its common stock in exchange for proceeds of $27,750 from the exercise of options.

On July 8, 2020, BioSig Technologies, Inc. granted 50,000 shares of its restricted common stock to a director at a cost basis of $7.12 per share.

On July 13, 2020, ViralClear Pharmaceuticals, Inc. granted 82,716 shares of its restricted stock units vesting monthly over one year.

On July 14, 2020, BioSig Technologies, Inc. granted 50,000 shares of its restricted stock units vesting over three years with 16,666 vesting on the first anniversary of the date of grant, and the remaining 33,334 vest in substantially equal quarterly installments.

Shareholder Rights Plan

On July 14, 2020, BioSig’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of BioSig’s common stock to shareholders of record on July 27, 2020, and one right will be issued for each new share of common stock issued thereafter.  Each right will initially trade with common stock and will allow its holder to purchase from BioSig one one-thousandth of a share of Series F Junior Participating Preferred stock, par value $0.001 per share, for an exercise price of $50.00, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 12% or more of BioSig’s then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of BioSig’s common stock having a market value of two times the exercise price of the right. In addition, at any time after a person or group acquires 12% or more of BioSig’s outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of BioSig’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). If BioSig is acquired in a merger or other business combination after an acquiring person acquires 12% or more of BioSig’s common stock, each holder of the rights would thereafter have the right to purchase a number of shares of common stock of the acquiring corporation having a market value of two times the exercise price of the right. The Board may redeem the rights for $0.001 per right, subject to adjustment, at any time before any person or group becomes an Acquiring Person (as defined in the Rights Agreement, dated as of July 14, 2020). The rights have a de minimis fair value. The rights will expire on July 13, 2021, unless terminated earlier by BioSig’s Board of Directors.

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

In November 2019, we commenced our first clinical study for the PURE EP System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” Texas Cardiac Arrhythmia Research Foundation (TCARF) in Austin, Texas, is the first institution to conduct patient cases under the clinical study. On January 16, 2020, we announced that we installed a PURE EP System at Mayo Clinic Jacksonville, Fl. Mayo Clinic is the second institution to conduct patient cases under the same clinical study. To date, 54 patients have been enrolled in the study.

Leading up to a new Medical Device Regulation that was due to enter into full force in 2020, but has since been put on hold for one year, the European Notified Bodies were reporting delays in accepting and processing new applications throughout 2019. Given the potential issues or further delays as a result of the ongoing global COVID-19 pandemic and our focus and priority on commercialization activities in the United States, we plan to commence audit preparation for the International Organization for Standardization (“ISO”) 13485 and Medical Device Single Audit Program certification with the expectation to proceed with the audit to obtain the ISO 13485 Certification and CE Mark in first half of 2021 and the Medical Device Single Audit Program certification in the second half of 2021.

While we presently do not have any paying customers, we are making all preparations we believe are needed to commence sales of our initial product in the immediate future. We anticipate that our initial customers will be medical centers of excellence and other health care facilities that operate EP labs.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. is a majority-owned subsidiary of the Company, formerly known as NeuroClear Technologies, Inc. which was an early stage medical device company developing an advanced biomedical signal recording and processing technology platform for electroneurogram (ENG) recordings based on the core competencies of the PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ signal processing technology, such as broad dynamic range of recorded signals and low signal-to-noise ratio. In March 2020, NeuroClear was renamed to ViralClear and repurposed to bring a broad-spectrum antiviral agent against the SARS-COV-2 (COVID-19) virus to market. As of June 30, 2020, the Company had a majority interest in ViralClear of 69.4%. Currently ViralClear is developing merimepodib (MMPD), a broad-spectrum, host-directed antiviral candidate acquired from Trek Therapeutics, PBC (“Trek”), a related party in March 2020, with activity against COVID-19 in cell cultures.

Merimepodib targets a host enzyme required for guanosine synthesis, IMPDH. The molecule has activity against a broad spectrum of RNA and DNA viruses; it was previously in development as a treatment for chronic hepatitis C and psoriasis by Vertex Pharmaceuticals Incorporated (Vertex) involving more than 400 subjects. In April 2020, ViralClear published first pre-clinical data generated under contract with Galveston National Laboratory at The University of Texas Medical Branch.

A manuscript entitled, “The IMPDH inhibitor merimepodib suppresses SARS-COV-2 replication in vitro” was authored by Natalya Bukreyeva, Emily K. Mantlo, Rachel A. Sattler, Cheng Huang, Slobodan Paessler, DVM, Ph.D of the UTMB Galveston National Laboratory and Jerome Zeldis, M.D., Ph.D of ViralClear. In-vitro studies referenced in the manuscript determined that merimepodib decreased viral production by over 98%. Additional data was published in F1000 Research, which indicated that merimepodib in combination with remdesivir completely decreased SARS-CoV-2 production in the Vero Cell model. The article entitled, “The IMPDH inhibitor merimepodib provided in combination with the adenosine analogue remdesivir reduces SARS-CoV-2 replication to undetectable levels in vitro” was authored by Natalya Bukreyeva, Rachel A. Sattler, Emily K. Mantlo, Timothy Wanninger, John T. Manning, Cheng Huang and Slobodan Paessler of the UTMB Galveston National Laboratory and Dr. Jerome Zeldis.

The Company is pursuing development of merimepodib for the treatment of COVID-19 through FDA-approved clinical trials that commenced in Q2 2020. In May 2020, the FDA cleared the Investigational New Drug Application to enable the Company to proceed its proposed Phase II study of merimepodib oral solution in adults with COVID-19 who are hospitalized and either require supplemental oxygen or are on non-invasive ventilation or high flow oxygen devices. The first clinical trial is currently enrolling patients at three Mayo Clinic sites (Phoenix, AZ, Jacksonville, FL, and Rochester, MN), Atlantic Health System in both Morristown, NJ and Summit, NJ, and St. David’s South Austin Medical Center. This phase 2 randomized, double-blind, placebo-controlled study will enroll approximately 40 adult patients with advanced coronavirus disease 2019 (COVID-19), who have a score of 3 or 4 on the National Institute of Allergy and Infectious Disease (NIAID) 8-point ordinal scale and at least one of the following: fever, cough, sore throat, malaise, headache, muscle pain, shortness of breath at rest or with exertion, confusion or symptoms of severe lower respiratory symptoms. Approximately 40 patients will be randomized 1:1 to receive oral administration of MMPD with remdesivir or placebo with remdesivir, which design is intended to evaluate the potential synergy between merimepodib and remdesivir in clinical setting. In July 2020, enrollment of adult patients began for ViralClear’s additional trial in the outpatient setting with just merimepodib at four trial sites located in Austin, TX, Rochester, MN, Jacksonville, FL, and Scottsdale, AZ.

On June 22, 2020, ViralClear entered into an agreement with Catalent, Inc. to work on the development of a potential treatment for adults with advanced COVID-19. Under the terms of the agreement, Catalent will be developing two oral dosage forms of MMPD: a solution and a solid oral dosage form. ViralClear is also partnering with Albany Molecular Research Inc. for support in undertaking research to investigate the potential of merimepodib to fight SARS-CoV-2, either as a standalone treatment or in combination with other anti-viral agents or immune modulators.

Change in the Independent Registered Public Accounting Firm.

Effective as of June 24, 2020, Liggett & Webb, P.A. (“Liggett & Webb”) was dismissed as the Company’s independent registered public accounting firm, and Friedman LLP (“Friedman”) was engaged as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020.

Liggett & Webb’s audit reports on the consolidated financial statements of the Company for the two most recent fiscal years, ended December 31, 2018 and December 31, 2019, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for the audit report on the consolidated financial statements of the Company as of and for the year ended December 31, 2018, which included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern.

During the two most recent fiscal years, ended December 31, 2018 and December 31, 2019, and through June 24, 2020, the date of Liggett & Webb’s dismissal, there were no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K, with Liggett & Webb on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, had it not been resolved to the satisfaction of Liggett & Webb, would have caused Liggett & Webb to make reference thereto in its reports on the Company’s consolidated financial statements for such periods. During the same periods, there have been no “reportable events,” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Prior to the appointment of Friedman, neither the Company nor anyone on its behalf had consulted with Friedman with respect to (i) the application of accounting principles to any specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that Friedman concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

Recent Developments

Shareholder Rights Plan

On July 14, 2020, BioSig’s Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right for each outstanding share of BioSig’s common stock to shareholders of record on July 27, 2020, and one right will be issued for each new share of common stock issued thereafter.  Each right will initially trade with common stock, and will allow its holder to purchase from BioSig one one-thousandth of a share of Series F Junior Participating Preferred stock, par value $0.001 per share, for an exercise price of $50.00, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 12% or more of BioSig’s then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of BioSig’s common stock having a market value of two times the exercise price of the right. In addition, at any time after a person or group acquires 12% or more of BioSig’s outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of BioSig’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). If BioSig is acquired in a merger or other business combination after an acquiring person acquires 12% or more of BioSig’s common stock, each holder of the rights would thereafter have the right to purchase a number of shares of common stock of the acquiring corporation having a market value of two times the exercise price of the right. The Board may redeem the rights for $0.001 per right, subject to adjustment, at any time before any person or group becomes an Acquiring Person (as defined in the Rights Agreement, dated as of July 14, 2020). The rights have a de minimis fair value. The rights will expire on July 13, 2021, unless terminated earlier by BioSig’s Board of Directors.

Series F Junior Participating Preferred Stock

BioSig designated 200,000 shares of its previously authorized preferred stock with a par value of $0.001 per share as Series F Junior Participating Preferred Stock. No Series F Junior Participating Preferred Stock was issued and outstanding as of date of filing of this report.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development and commercialization efforts and the timing and outcome of future regulatory submissions and uncertainly around the current pandemic. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended June 30, 2020 and 2019.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2020 were $5,718,184, an increase of $3,900,225, or 214.5%, from $1,817,959 for the three months ended June 30, 2019. This increase is primarily due to entering into a know-how license agreement with Mayo Foundation for Medical Education and Research (“Mayo”) for 259,959 shares of ViralClear’s common stock and licensing rights and agreement obligations of $1,299,795. In addition, we incurred significant R&D costs with product development in the ViralClear segment. Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2020	June 30, 2019
Salaries and equity compensation	$756,726	$736,352
Consulting expenses	1,144,698	195,995
Research studies and design work	318,625	799,994
Acquired Research and Development	2,355,411	-
Data/AI development	126,000	-
Regulatory	5,280	-
Product development	833,145	-
Formulation	114,894	-
Travel, supplies, other	63,405	85,618
Total	$5,718,184	$1,817,959

Stock based compensation for research and development personnel was $273,686 and $411,288 for the three months ended June 30, 2020 and 2019, respectively.

On April 8, 2020, ViralClear entered into a know-how license agreement (the “Agreement”) with Mayo.  The Agreement grants to ViralClear (i) an exclusive worldwide license, with the right to sublicense, within the field of anti-viral agents to target COVID-19 (the “Field”) to certain patent rights for the development and commercialization of products, methods, and processes for public use and benefit (the “Licensed Products”) and (ii) a non-exclusive worldwide license, with the right to sublicense, within the Field, to use the know-how of Mayo that is necessary to develop the Licensed Products.

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

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2020 were $16,608,211, an increase of $10,447,399, or 169.6%, from $6,160,812 incurred in the three months ended June 30, 2019. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $2,185,207 in the current period from $1,264,485 for the three months ended June 30, 2019, an increase of $920,722.  The increase was due to performance pay and added staff in the later part of 2019 and 2020 for commercialization and support personnel and additional personnel hired by ViralClear.  We incurred $11,058,323 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2020 as compared to $2,996,384 in stock-based compensation for the same period in 2019.

Professional services for the three months ended June 30, 2020 totaled $673,285, an increase of $415,078, or 160.8%, over the $258,207 recognized for the three months ended June 30, 2019. Of professional services, legal fees totaled $568,285 for the three months ended June 30, 2020; an increase of $323,578 or 132.2% from $244,707 incurred for the three months ended June 30, 2019.  The primary increase was due to costs incurred with financing not consummated and capital raise, contract work, ViralClear organization and patent filings in 2020 as compared to 2019. Accounting fees incurred in the three months ended June 30, 2020 amounted to $105,000, an increase of $91,500 or 677.8%, from $13,500 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our yearend requirements.

Consulting, public and investor relations fees for the three months ended June 30, 2020 were $1,527,946 as compared to $823,301 incurred for the three months ended June 30, 2019. The increase in consulting, marketing and investor relations fees during the three months ended June 30, 2020 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended June 30, 2020 were $49,365, a decrease of $136,942, or 73.5%, from $186,307 incurred in the three months ended June 30, 2019. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2020 was due to various restrictions imposed by the COVID-19 outbreak as compared to 2019.

Rent for the three months ended June 30, 2020 totaled $118,876, an increase of $14,618 or 14.0%, from $104,258 incurred in three months ended June 30, 2019. The increase in rent for 2020 as compared to 2019 is due primarily adding an office in Rochester, MN, net with reduction in the Norwalk, CT office.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2020 totaled $22,208, an increase of $12,229, or 122.5%, over the expense of $9,979 incurred in the three months ended June 30, 2019, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2020 totaled $4,699, a decrease of $169, or 3.5% from $4,868 incurred during the three months ended June 30, 2019. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2020 as compared to 2019 is the result of conversions in 2019 and 2020.

Net Loss available to BioSig Technologies, Inc. common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended June 30, 2020 was $19,192,984 compared to a net loss of $7,954,472 for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the six months ended June 30, 2020 and 2019.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2020 were $10,644,898, an increase of $7,338,100, or 221.9%, from $3,306,798 for the six months ended June 30, 2019. This increase is primarily due to the acquired research and development from Trek for cash of $350,000 and 634,910 shares of ViralClear’s common stock; the Agreement with Mayo for 259,959 shares of ViralClear’s common stock and licensing rights and agreement obligations of $1,055,616. In addition, we incurred significant R&D costs with product development in the ViralClear segment. Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2020	June 30, 2019
Salaries and equity compensation	$1,649,228	$1,417,984
Consulting expenses	1,264,150	426,258
Research studies and design work	484,779	1,336,190
Acquired Research and Development	5,879,961	-
Data/AI development	252,000	-
Regulatory	30,666	-
Product development	833,144	-
Formulation	114,894	-
Travel, supplies, other	136,076	126,366
Total	$10,644,898	$3,306,798

Stock based compensation for research and development personnel was $587,989 and $840,035 for the six months ended June 30, 2020 and 2019, respectively.

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

On April 8, 2020, ViralClear entered into the Agreement with Mayo as discussed above and issued to Mayo 259,959 shares of ViralClear’s common stock.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2020 were $24,463,431, an increase of $13,923,722, or 132.1%, from $10,539,709 incurred in the six months ended June 30, 2019. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $3,488,179 in the current period from $1,946,987 for the six months ended June 30, 2019, an increase of $1,541,192.  The increase was due to performance pay and added staff in the later part of 2019 and 2020 for commercialization and support personnel in addition to staff added with ViralClear.  We incurred $15,156,603 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2020 as compared to $5,153,140 in stock-based compensation for the same period in 2019.

Professional services for the six months ended June 30, 2020 totaled $1,164,457, an increase of $748,443, or 179.9%, over the $416,014 recognized for the six months ended June 30, 2019. Of professional services, legal fees totaled $953,751 for the six months ended June 30, 2020; an increase of $598,737 or 168.7% from $355,014 incurred for the six months ended June 30, 2019.  The primary increase was due to costs incurred with financing not consummated and capital raise, ViralClear organization, contract work and patent filings in 2020 as compared to 2019. Accounting fees incurred in the six months ended June 30, 2020 amounted to $210,706, an increase of $149,706 or 245.4%, from $61,000 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our yearend requirements.

Consulting, public and investor relations fees for the six months ended June 30, 2020 were $2,814,037 as compared to $1,422,146 incurred for the six months ended June 30, 2019. The increase in consulting, marketing and investor relations fees during the six months ended June 30, 2020 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the six months ended June 30, 2020 were $253,254, a decrease of $58,917, or 18.9%, from $312,171 incurred in the six months ended June 30, 2019. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2020 was due to various restrictions imposed by the COVID-19 outbreak as compared to 2019.

Rent for the six months ended June 30, 2020 totaled $238,284, an increase of $73,879 or 44.9%, from $164,405 incurred in six months ended June 30, 2019. The increase in rent for 2020 as compared to 2019 is due primarily adding our corporate headquarters in Westport, CT and an office in Rochester, MN, net with reduction in the Norwalk, CT office.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2020 totaled $43,223 an increase of $25,309, or 141.3%, over the expense of $17,914 incurred in the six months ended June 30, 2019, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2020 totaled $9,317, a decrease of $6,092, or 39.5% from $15,409 incurred during the six months ended June 30, 2019. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2020 as compared to 2019 is the result of conversions in 2019 and 2020.

Net Loss available to BioSig Technologies, Inc. common shareholders. As a result of the foregoing, net loss available to common shareholders for the six months ended June 30, 2020 was $30,533,162 compared to a net loss of $13,834,561 for the six months ended June 30, 2019.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2019 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP systems and therapeutic candidates ViralClear is developing.

Liquidity and Capital Resources

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

As of June 30, 2020, we had a working capital of $35,045,250, comprised of cash of $36,927,306, inventory of $800,000, vendor deposits of $470,826 and prepaid expenses of $453,822, which was offset by $3,103,964 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $67,453 and current portion of lease liability of $435,287.  For the six months ended June 30, 2020, we used $14,223,345 of cash in operating activities and $28,093 of cash in investing activities.

Cash provided by financing activities totaled $39,070,162, comprised of proceeds from the sale of our common stock of $25,214,311, proceeds from sale of subsidiary stock to non-controlling interest of $10,592,075 and proceeds from exercise of options and warrants of $3,263,776.

In the comparable period in 2019, our aggregate cash provided by financing activities totaled $13,682,603, comprised of proceeds from the sale of our common stock of $8,619,278 and proceeds from exercise of options and warrants of $5,063,325. At June 30, 2020, we had cash of $36,927,306 compared to $10,333,966 at June 30, 2019. Our cash is held in bank deposit accounts. At June 30, 2020 and June 30, 2019, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2020 and 2019 was $14,223,345 and $7,641,965, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional operating costs and general and administrative expenses and an increase in our operating assets of $770,019 and an increase our operating liabilities of $1,616,507, net of stock-based compensation and depreciation and amortization.

We used $28,093 cash for investing activities for the six months ended June 30, 2020, compared to $156,832 for the six months ended June 30, 2019.  For the current period, we purchased computer and other equipment of $28,093, as compared to $45,241 in 2019 to purchase computer and other equipment and $111,316 and $275 in patent and trademark costs, respectively.

We had an accumulated deficit as of June 30, 2020 of $135.3 million, as well as a net loss available to BioSig Technologies, Inc. of $30.5 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System and therapeutic candidates ViralClear is developing) reach commercial profitability. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately one year and a day. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

Our plans include the continued commercialization of PURE EP System and pursuing pharmaceutical candidates and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The ongoing COVID-19 pandemic has resulted and continues to result in significant financial market volatility and uncertainty in recent months.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of June 30, 2020, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur increasing marketing and commercialization expenses related to our PURE EP system in addition to additional research and development costs relating to the PURE EP along with developing the anti-viral agent against the COVID-19 virus and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to be a public company, including incremental audit fees, investor relations programs and increased professional services.

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

Equity Financing

On February 21, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), relating to an underwritten public offering of 2,500,000 shares of the Company’s common stock, at the public offering price of $4.00 per share. At closing on February 25, 2020, we received net proceeds of approximately $9,100,000, after deducting the underwriting discount and other offering expenses of approximately $100,000.

Pursuant to the Underwriting Agreement, we issued to the Underwriter or its designees warrants to purchase up to an aggregate 125,000 shares of common stock. The underwriter warrants are exercisable immediately and on or prior to February 21, 2025, at a price per share equal to $4.80 and are exercisable on a “cashless” basis.

On May 20, 2020, ViralClear and the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which ViralClear agreed to sell an aggregate of 1,068,550 shares of ViralClear’s common stock, at $10.00 per share, for an aggregate consideration of $10,592,075, net of expenses of $93,425. This private placement closed on May 20, 2020.

On June 24, 2020, we entered into a Securities Purchase Agreement with several institutional and accredited investors, pursuant to which we agreed to issue and sell in a registered direct offering an aggregate of 2,187,500 shares of common stock of the Company at an offering price of $8.00 per share, for gross proceeds of approximately $17.5 million before the deduction of fees and offering expenses. The net proceeds to the Company from the offering, after deducting fees and expenses, were approximately $16.16 million. The offering closed on June 26, 2020.

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

Research and Development

We account for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of long-term operating leases, patent capitalization, fair value of acquired assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to warrant and other derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Acquisition of Intellectual Property

Intellectual property acquired are accounted for under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. The method records any excess purchase price over the fair value of acquired net assets as goodwill.

The acquired intellectual property from the Trek acquisition was considered unproven compounds, the success of which was uncertain at the time of the acquisition. Accordingly, the fair value of the consideration paid was charged as acquired research and development to current period operations.

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

Risks Relating to COVID-19

The ongoing COVID-19 pandemic may adversely affect our business.

In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, and on March 12, 2020, the WHO declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. The COVID-19 pandemic may adversely impact our business plan as our clinical studies may be delayed as hospitals in the impacted regions may shift their resources to patients affected by the disease. The rapidly evolving nature of the circumstances is such that it is impossible, at this stage, to determine the full and overall impact the COVID-19 pandemic may have, but it could disrupt production and cause delays in the supply and delivery of products used in our research and development efforts, adversely affect our employees, and disrupt our operations, all of which may have a material adverse effect on our business. In addition, the pandemic may have an adverse effect on the ability of regulatory bodies to grant approvals or supervise our candidates and products, may further divert the attention and efforts of the medical community to coping with the coronavirus and disrupt the marketplace in which we operate and may have a material adverse effects on our operations.

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

Our anti-viral candidate, merimepodib is in early stage development and may not be successfully developed or commercialized. We expect the product development will require substantial capital expenditures. Therapeutic candidate developments involve a high degree of risk and are marked by many unprofitable efforts for many reasons, including some of the factors listed herein. We may be unable to produce an anti-viral candidate that successfully treats the COVID-19 in a timely manner, if at all. We cannot be certain that our research and development efforts will be successful or, if successful, that any products that are developed using merimepodib will ever be approved by the FDA or other regulatory bodies.

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

The competitive landscape of anti-coronavirus therapies has been rapidly developing since the beginning of the COVID-19 pandemic in late 2019, with an increasing number of companies claiming to be investigating possible candidates. These drug candidates generally consist of therapeutics or vaccines. We believe it is likely that a combination of therapies will be used to effectively treat COVID-19, and the global footprint of the current pandemic will result in the need for multiple approved drugs to meet the needs of patients in different stages of the disease.

We are aware of approximately 350 possible therapeutic products of various modes of action and over 125 potential vaccines for COVID-19. In the therapeutic category, based on our knowledge, at least five other companies are developing direct antiviral agents with studies being conducted in U.S. sites (source: ClinicalTrials.gov), which include Gilead Sciences, which is currently participating in 15 clinical studies with remdesivir in multiple clinical study sites in the United States and abroad, with the FDA having granted emergency use authorization to use remdesivir to treat adults and children hospitalized with severe COVID-19; Atea Pharmaceuticals; Fujifilm Pharmaceuticals U.S.A., which has begun one of the two Phase II clinical trials on April 17, 2020 for its drug candidate, favipiravir; Ansun Biopharma; and multiple sponsors, Eiger BioPharmaceuticals participating as a collaborator, actively recruiting for Phase III studies of interferons assessing their safety and efficacy in COVID-19 disease.

All of these therapeutic candidates are in different stages of clinical development. If we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess. Moreover, many of the companies developing COVID-19 therapeutic products have significantly greater resources, experience and name recognition than we possess. Should another party be successful in producing a more efficacious therapeutic or a vaccine for COVID-19, such success could reduce the commercial opportunity for our antiviral candidate and could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2020, BioSig Technologies, Inc. issued 15,038 shares of common stock to IRTH Communications LLC in exchange for consulting services rendered with a fair value of $108,274, pursuant to a service renewal agreement, dated December 11, 2019. The issuance of the shares of common stock to IRTH was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

On July 1, 2020, BioSig Technologies, Inc. issued 30,000 shares of its common stock to IRTH Communications LLC in exchange for additional consulting and advisory services rendered with a fair value of $214,800. The issuance of the shares of common stock to IRTH was not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.10	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.11	Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on July 22, 2013)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
4.1

Rights Agreement dated as of July 14, 2020 between BioSig Technologies, Inc. and Action Stock Transfer Corporation, as Rights Agent. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 17, 2020)

10.1

Form of Securities Purchase Agreement, dated June 24, 2020, by and among BioSig Technologies, Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2020)

10.2**	Eighth Amendment to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2020)
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: August 6, 2020	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2020	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)