Form 10-Q/A
period 2020-06-30
BioSig Technologies, Inc.
filed 2020-08-28
CIK 1530766

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

EXPLANATORY NOTE

BioSig Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-Q of for the quarterly period ended June 30, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2020 (the “Original Filing”). This Amendment No. 1 is being filed to amend and restate Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original Filing to correct the disclosure that inadvertently stated in July 2020, enrollment of adult patients began for ViralClear’s additional trial in the outpatient setting with just merimepodib at four trial sites. The disclosure was intended to describe enrollment of adult patients for the ViralClear’s trial with merimepodib in combination with remdesivir at four trial sites.

In connection with the filing of this Amendment No. 1 and pursuant to the rules of the SEC, we are including with this Amendment No.1 new certifications by our principal executive and principal financial officers. Accordingly, the Exhibit Index in Part II, Item 6 of the Original Filing has also been amended to reflect the filing of these new certifications.

Accordingly, this Amendment No. 1 consists of a cover page, this Explanatory Note, a revised Part I, Item 2, an updated Exhibit Index and new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

The Company is pursuing development of merimepodib for the treatment of COVID-19 through FDA-approved clinical trials that commenced in Q2 2020. In May 2020, the FDA cleared the Investigational New Drug Application to enable the Company to proceed its proposed Phase II study of merimepodib oral solution in adults with COVID-19 who are hospitalized and either require supplemental oxygen or are on non-invasive ventilation or high flow oxygen devices. The first clinical trial is currently enrolling patients at three Mayo Clinic sites (Phoenix, AZ, Jacksonville, FL, and Rochester, MN), Atlantic Health System in both Morristown, NJ and Summit, NJ, and St. David’s South Austin Medical Center. This phase 2 randomized, double-blind, placebo-controlled study will enroll approximately 40 adult patients with advanced coronavirus disease 2019 (COVID-19), who have a score of 3 or 4 on the National Institute of Allergy and Infectious Disease (NIAID) 8-point ordinal scale and at least one of the following: fever, cough, sore throat, malaise, headache, muscle pain, shortness of breath at rest or with exertion, confusion or symptoms of severe lower respiratory symptoms. Approximately 40 patients will be randomized 1:1 to receive oral administration of MMPD with remdesivir or placebo with remdesivir, which design is intended to evaluate the potential synergy between merimepodib and remdesivir in clinical setting. In July 2020, enrollment of adult patients hospitalized with COVID-19 began for ViralClear’s trial with merimepodib at four trial sites located in Austin, TX, Rochester, MN, Jacksonville, FL, and Scottsdale, AZ.

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

10.2**	Eighth Amendment to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2020)
31.01+	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02+	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL)

+ Filed herewith

* Previously filed as with the Quarterly Report on Form 10-Q filed on August 19, 2020.

** Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: August 28, 2020	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 28, 2020	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)