Form 10-Q
period 2020-09-30
BioSig Technologies, Inc.
filed 2020-11-05
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, there were 30,248,713 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets:
Cash	$32,748,337	$12,108,582
Inventory	806,407	577,690
Prepaid expenses and vendor deposits	338,108	141,221
Total current assets	33,892,852	12,827,493

Property and equipment, net	187,674	180,368

Right-to-use assets, net	409,982	714,342

Other assets:
Patents, net	350,282	364,536
Trademarks	1,125	1,125
Prepaid expenses, long term	9,736	27,410
Deposits	101,839	101,839

Total assets	$34,953,490	$14,217,113

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $154,500 and $39,674 to related parties as of September 30, 2020 and December 31, 2019, respectively	$4,493,691	$1,488,776
Dividends payable	69,835	128,478
Lease liability, short term	396,308	412,288
Total current liabilities	4,959,834	2,029,542

Lease liability, long term	22,365	311,131
Total debt	4,982,199	2,340,673

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 and 215 shares issued and outstanding; liquidation preference of $105,000 and $215,000 as of September 30, 2020 and December 31, 2019, respectively	105,000	215,000

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 30,118,196 and 23,323,087 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	30,118	23,323
Additional paid in capital	175,228,334	115,910,058
Accumulated deficit	(146,712,473)	(104,786,769)
Total stockholders' equity attributable to BioSig Technologies, Inc.	28,545,979	11,146,612
Non-controlling interest	1,320,312	514,828
Total equity	29,866,291	11,661,440

Total liabilities and equity	$34,953,490	$14,217,113

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$4,910,827	$1,643,659	$15,555,725	$4,950,457
General and administrative	8,165,488	3,841,189	32,628,919	14,380,898
Depreciation and amortization	23,869	18,510	67,092	36,424
Total operating expenses	13,100,184	5,503,358	48,251,736	19,367,779

Loss from operations	(13,100,184)	(5,503,358)	(48,251,736)	(19,367,779)

Other income (expense):
Interest income, net	1,743	39,354	44,773	84,623
Loss on foreign currency translation	-	-	(1,161)	-

Loss before income taxes	(13,098,441)	(5,464,004)	(48,208,124)	(19,283,156)

Income taxes (benefit)	-	-	-	-

Net loss	(13,098,441)	(5,464,004)	(48,208,124)	(19,283,156)

Non-controlling interest	1,696,582	20,538	6,282,420	20,538

Net loss attributable to BioSig Technologies, Inc.	(11,401,859)	(5,443,466)	(41,925,704)	(19,262,618)

Preferred stock dividend	(2,381)	(4,877)	(11,698)	(20,286)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,404,240)	$(5,448,343)	$(41,937,402)	$(19,282,904)

Net loss per common share, basic and diluted	$(0.38)	$(0.25)	$(1.56)	$(0.96)

Weighted average number of common shares outstanding, basic and diluted	29,750,378	21,809,998	26,900,383	20,124,322

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2020

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, June 30, 2020 (unaudited)	29,126,663	$29,127	$168,499,417	$(135,310,614)	$2,793,950	$36,011,880
Sale of common stock in September 2020 under At-the-market offering, net of transaction expenses of $182,332	150,000	150	1,001,613	-	-	1,001,763
Common stock issued for services	488,000	488	3,442,142	-	-	3,442,630
Common stock issued upon exercise of options at an average of $4.54 per share	108,374	108	492,424	-	-	492,532
Common stock issued upon exercise of warrants at an average of $3.95 per share	160,159	160	632,039	-	-	632,199
Stock based compensation	85,000	85	1,163,080	-	222,944	1,386,109
Preferred stock dividend	-	-	(2,381)	-	-	(2,381)
Net loss	-	-	-	(11,401,859)	(1,696,582)	(13,098,441)
Balance, September 30, 2020 (unaudited)	30,118,196	$30,118	$175,228,334	$(146,712,473)	$1,320,312	$29,866,291

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2019

			Additional
	Common stock		Paid in		Accumulated	Non-controlling
	Shares	Amount	Capital	Subscription	Deficit	Interest	Total
Balance, June 30, 2019 (unaudited)	21,151,134	$21,151	$94,494,972	$-	$(84,551,093)	$-	$9,965,030
Common stock issued for services	413,317	413	1,196,215	-	-	-	1,196,628
Sale of subsidiary shares to non-controlling interest	-	-	3,268,434	-	-	426,212	3,694,646
Common stock issued upon exercise of warrants at an average of $4.01 per share	432,867	433	1,735,950	-	-	-	1,736,383
Common stock issued upon exercise of options at $5.09 per share	4,000	4	20,356	-	-	-	20,360
Common stock issued upon cashless exercise of warrants	1,024	1	(1)	-	-	-	-
Subscription received from sale of subsidiary shares to non-controlling interest	-	-	-	501,000	-	-	501,000
Stock based compensation	30,000	30	772,563	-	-		772,593
Preferred stock dividend	-	-	(4,877)	-	-		(4,877)
Net loss	-	-	-	-	(5,443,466)	(20,538)	(5,464,004)
Balance, September 30, 2019 (unaudited)	22,032,342	$22,032	$101,483,612	$501,000	$(89,994,559)	$405,674	$12,417,759

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2020

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	23,323,087	$23,323	$115,910,058	$(104,786,769)	$514,828	$11,661,440
Sale of common stock, net of transaction costs	4,687,500	4,688	25,209,623	-	-	25,214,311
Sale of common stock in September 2020 under At-the-market offering, net of transaction expenses of $182,332	150,000	150	1,001,613	-	-	1,001,763
Sale of subsidiary shares to non-controlling interest	-	-	7,124,366	-	3,467,709	10,592,075
Common stock issued for services	503,038	503	3,550,401	-	-	3,550,904
Fair value of subsidiary shares issued to acquire research and development	-	-	1,051,309	-	248,486	1,299,795
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	29,334	29	109,971	-	-	110,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.53 per share	15,516	16	70,325	-	-	70,341
Common stock issued upon cashless exercise of warrants	12,840	13	(13)	-	-	-
Common stock issued upon cashless exercise of options	160,743	161	(161)	-	-	-
Common stock issued upon exercise of options at an average of $4.64 per share	586,825	586	2,721,426	-	-	2,722,012
Common stock issued upon exercise of warrants at an average of $3.88 per share	429,979	430	1,666,065	-	-	1,666,495
Fair value of subsidiary shares issued to acquire research and development from Trek Therapeutics, PBC	-	-	2,439,139	-	735,411	3,174,550
Stock based compensation	219,334	219	14,385,910	-	2,636,298	17,022,427
Preferred stock dividend	-	-	(11,698)	-	-	(11,698)
Net loss	-	-	-	(41,925,704)	(6,282,420)	(48,208,124)
Balance, September 30, 2020 (unaudited)	30,118,196	$30,118	$175,228,334	$(146,712,473)	$1,320,312	$29,866,291

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2019

			Additional
	Common stock		Paid in		Accumulated	Non-controlling
	Shares	Amount	Capital	Subscription	Deficit	Interest	Total
Balance, December 31, 2018	16,868,783	$16,869	$74,039,341	$-	$(70,731,941)	$-	$3,324,269
Common stock issued for services	973,317	973	5,802,455	-	-	-	5,803,428
Sale of common stock, net of transaction costs	2,155,127	2,155	8,617,123	-	-	-	8,619,278
Sale of subsidiary shares to non-controlling interest	-	-	3,268,434	-	-	426,212	3,694,646
Common stock issued upon exercise of warrants at an average of $4.07 per share	1,562,896	1,563	6,353,307	-	-	-	6,354,870
Common stock issued upon exercise of options at an average of $4.77 per share	97,500	98	465,100	-	-	-	465,198
Common stock issued upon cashless exercise of warrants	161,986	162	(162)	-	-	-	-
Common stock issued upon cashless exercise of options	38,687	39	(39)	-	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	69,335	69	259,931	-	-	-	260,000
Common stock issued settlement of Series C Preferred Stock accrued dividends at $6.53 per share	21,379	21	139,571	-	-	-	139,592
Subscription received from sale of subsidiary shares to non-controlling interest	-	-	-	501,000	-	-	501,000
Change in fair value of modified options	-	-	666,062	-	-	-	666,062
Stock based compensation	83,332	83	1,892,775	-	-	-	1,892,858
Preferred stock dividend	-	-	(20,286)	-	-	-	(20,286)
Net loss	-	-	-	-	(19,262,618)	(20,538)	(19,283,156)
Balance, September 30, 2019 (unaudited)	22,032,342	$22,032	$101,483,612	$501,000	$(89,994,559)	$405,674	$12,417,759

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,208,124)	$(19,283,156)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	67,092	36,424
Equity based compensation	20,573,331	7,696,286
Change in fair value of modified options	-	666,062
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC	3,174,550	-
Fair value of subsidiary stock issued to acquire research and development	1,299,795	-
Changes in operating assets and liabilities:
Inventory	(228,717)	-
Vendor deposits	(8,826)	(330,444)
Prepaid expenses	(170,387)	(97,158)
Security deposit	-	(47,601)
Accounts payable and accrued expenses	3,004,915	(226,829)
Lease liability, net	(386)	4,730
Net cash used in operating activities	(20,496,757)	(11,581,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments of patent costs	-	(111,316)
Payment of trademark costs	-	(275)
Purchase of property and equipment	(60,144)	(83,297)
Net cash used in investing activity	(60,144)	(194,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	25,214,311	8,619,278
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	1,001,763	-
Proceeds from sale of subsidiary stock to non-controlling interest, net of issuance costs	10,592,075	3,694,646
Subscription received from subsidiary stock subscription from non-controlling interest	-	501,000
Proceeds from exercise of options	2,722,012	465,198
Proceeds from exercise of warrants	1,666,495	6,354,870
Net cash provided by financing activities	41,196,656	19,634,992

Net increase in cash and cash equivalents	20,639,755	7,858,418

Cash and cash equivalents, beginning of the period	12,108,582	4,450,160
Cash and cash equivalents, end of the period	$32,748,337	$12,308,578

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$180,341	$399,592
Dividend payable on preferred stock charged to additional paid in capital	$11,698	$20,286
Right-to-use assets and lease liability recorded upon adoption of ASC 842	$-	$422,215
Record right-to-use assets and related lease liability	$-	$511,236

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On November 7, 2018, the Company formed ViralClear Pharmaceuticals, Inc. (“ViralClear”), under the laws of the State of Delaware formerly under the name of NeuroClear Technologies, Inc. The subsidiary was established to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology, and subsequently in 2020, was repurposed to develop merimepodib, a broad-spectrum anti-viral agent that had potential against the COVID-19 virus (see below). In 2019, the company sold 896,690 shares of its common stock for net proceeds of $5,011,310 to fund initial operations. As of December 31, 2019, the company had a majority interest in ViralClear of 87.8%.

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

On April 8, 2020, ViralClear entered into an Agreement with Mayo (the “Agreement”). The Agreement grants to ViralClear (i) an exclusive worldwide license, with the right to sublicense, within the field of anti-viral agents to target COVID-19 (the “Field”) to certain patent rights for the development and commercialization of products, methods, and processes for public use and benefit (the “Licensed Products”) and (ii) a non-exclusive worldwide license, with the right to sublicense, within the Field, to use the know-how of Mayo that is necessary to develop the Licensed Products. The Agreement will expire upon the later of either (a) the expiration of the licensed patent rights or (b) the 7th anniversary of the date of the first commercial sale of a Licensed Product, unless earlier terminated by Mayo for ViralClear’s failure to cure a material breach of the Agreement, ViralClear’s or a sublicensee’s commencement of any action or proceedings against Mayo or its affiliates other than for an uncured material breach of the Agreement by Mayo, or insolvency ViralClear.

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

In May 2020, ViralClear sold 1,068,550 shares of its common stock to investors at $10.00 per share for net proceeds of $10,592,075 to fund product development. As of September 30, 2020, the Company had a majority interest in ViralClear of 69.4%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc. (“NeuroClear”), a Delaware corporation, to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

On October 26, 2020, BioSig Technologies, Inc. halted ViralClear’s signal finding Phase 2 trial, “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Efficacy and Safety of Oral Merimepodib in Combination with Intravenous Remdesivir in Adult Patients with Advanced Coronavirus Disease 2019 (COVID-19),” as described in Note 15-Subsequent Events. and is reviewing repurposing ViralClear.

The unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc., its wholly owned subsidiary, NeuroClear Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc. to as the “Company” or “BioSig”.

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

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 13, 2020.

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

At September 30, 2020, the Company had working capital of approximately $28.9 million. During the nine months ended September 30, 2020, the Company raised approximately $25.2 million, net of expenses, through the sale of common stock, $10.6 million, net of expenses, through the sale of ViralClear’s common stock, $1.0 million through an At-the-market offering, net of expenses and $4.4 million from the exercise of warrants and options. In addition, the Company has in place a $45.0 million At-the-market offering, of which $43.9 million remains available at September 30, 2020.

At September 30, 2020, the Company had cash of approximately $32.7 million, which together with approximately $200,000 from option and warrant exercises subsequent to September 30, 2020 and together with the potential additional proceeds we may be able to receive from selling our common stock in an At-the-market offering, assuming we sell all of the shares registered for the At-the-market offering (See Note 8), constitutes sufficient funds for the Company to meet its research and development and other funding requirements for at least the next 12 months from the date of issuance of these financial statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At September 30, 2020 and December 31, 2019, deposits in excess of FDIC limits were $32,248,337 and $11,608,582, respectively.

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using the first-in, first-out method of valuation. The inventory at September 30, 2020 and December 31, 2019 were $806,407 and $577,690, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $4,910,827 and $15,555,725 for the three and nine months ended September 30, 2020 and $1,643,659 and $4,950,457 for the three and nine months ended September 30, 2019, respectively.

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

The computation of basic and diluted loss per share as of September 30, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2020	September 30, 2019
Series C convertible preferred stock	44,194	71,962
Options to purchase common stock	3,509,956	3,667,238
Warrants to purchase common stock	1,604,668	2,477,245
Totals	5,158,818	6,216,445

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award as measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

As of September 30, 2020, BioSig Technologies, Inc. had options to purchase 3,509,956 shares of common stock outstanding, of which options to purchase 2,627,631 shares of common stock were vested.

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and nine months ended September 30, 2020, the Company recorded amortization of $4,752 and $14,254; and $4,751 and $10,824 for the three and nine months ended September 30, 2019 to current period operations, respectively.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three- and nine-month periods ended September 30, 2020 and 2019.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear Pharmaceuticals, Inc. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated statements of operations. The Company’s equity interest in ViralClear is 69.4% and the non-controlling stockholders’ interest is 30.6% as of September 30, 2020. This is reflected in the consolidated statements of equity.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019
Computer equipment	$206,326	$155,126
Furniture and fixtures	75,127	71,463
Manufacturing equipment	34,377	29,098
Total	315,830	255,687
Less accumulated depreciation	(128,156)	(75,319)
Property and equipment, net	$187,674	$180,368

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $19,117 and $52,838 for three and nine months ended September 30, 2020; and $13,759 and $25,600 for the three and nine months ended September 30, 2019, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

Operating leases:

On October 1, 2019, the Company entered into a lease agreement whereby the Company leased approximately 1,400 square feet of office space in Rochester, Minnesota commencing November 1, 2019 and expiring on October 31, 2021 at an initial rate of $3,411 per month with escalating payments. The lease agreement includes an option to extend the lease for two additional periods of two years each past its initial term.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

Right to use assets is summarized below:

	September 30, 2020	December 31, 2019
Right to use assets, net	$1,084,715	$1,084,715
Less accumulated depreciation	(674,733)	(370,373)
Right to use assets, net	$409,982	$714,342

During the three and nine months ended September 30, 2020, the Company recorded $124,437 and $370,656; and $133,786 and $298,191 for the three and nine months ended September 30, 2019, as lease expense to current period operations.

Lease liability is summarized below:

	September 30, 2020	December 31, 2019
Total lease liability	$418,673	$723,419
Less: short term portion	(396,308)	(412,288)
Long term portion	$22,365	$311,131

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2020	$115,202
Year ended December 31, 2021	321,386
Total	436,588
Less: Present value discount	(17,915)
Lease liability	$418,673

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Lease expense for the three months ended September 30, 2020 and 2019 was comprised of the following:

	September 30, 2020	September 30, 2019
Operating lease expense	$114,861	$102,394
Short-term lease expense	9,080	31,492
Variable lease expense	496	(100)
Total	$124,437	$133,786

Lease expense for the nine months ended September 30, 2020 and 2019 was comprised of the following:

	September 30, 2020	September 30, 2019
Operating lease expense	$342,152	$232,427
Short-term lease expense	27,473	64,252
Variable lease expense	1,031	1,512
Total	$370,656	$298,191

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
Accrued accounting and legal	$294,085	$118,783
Accrued reimbursements and travel	32,381	58,566
Accrued consulting	118,113	170,284
Accrued research and development expenses	3,573,254	230,035
Accrued product purchases	-	346,206
Accrued marketing	12,750	11,181
Accrued office and other	10,164	17,885
Accrued payroll	439,611	522,503
Accrued settlement related to arbitration	13,333	13,333
	$4,493,691	$1,488,776

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of September 30, 2020 and December 31, 2019 was $3.75 per share, subject to certain reset provisions.

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of September 30, 2020, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand.  The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

In January 2020, the Company issued 3,750 shares of its common stock in exchange for 10 shares of the Company’s Series C Preferred Stock and accrued dividends.

In April 2020, the Company issued 41,100 shares of its common stock in exchange for 100 shares of the Company’s Series C Preferred Stock and accrued dividends.

NOTE 8 – STOCKHOLDER EQUITY

Shareholder rights plan

On July 14, 2020, our board of directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of BioSig’s common stock to stockholders of record on July 27, 2020, and one right will be issued for each new share of common stock issued thereafter. Each right will initially trade with common stock, and will allow its holder to purchase from BioSig one one-thousandth of a share of Series F Junior Participating Preferred stock, par value $0.001 per share, for an exercise price of $50.00, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 12% or more of BioSig’s then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of BioSig’s common stock having a market value of two times the exercise price of the right. In addition, at any time after a person or group acquires 12% or more of BioSig’s outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of BioSig’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). The Rights Plan could make it more difficult for a third party to acquire control of BioSig or a large block of our common stock without the approval of our board of directors. The rights will expire on July 13, 2021, unless terminated earlier by our board of directors.

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2020, and December 31, 2019, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of September 30, 2020, and December 31, 2019, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Series F Preferred Stock

On July 14, 2020, the Board of Directors of BioSig authorized the issuance of up to 200,000 shares of Series F Junior Participating Preferred Stock (the “Series F Preferred Stock”) with a par value of $0.001 and accordingly, the Company filed the Certificate of Designations for the Series F Preferred Stock with the Secretary of State of the State of Delaware.  Pursuant to such Certificate of Designations, in the event of the Company’s liquidation or winding up of its affairs, no liquidating distribution shall be made to the holders of shares of capital stock ranking junior to the Series F Preferred Stock unless, prior thereto, the holders of shares of Series F Preferred Stock shall have received an amount per share of Series F Preferred Stock (the “Series F Liquidation Preference”) equal to the greater of (i) $1,000.00 plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment, and (ii) the Adjustment Number (as defined in the Certificate of Designations) times the per share amount of all cash and other property to be distributed in respect of the Common Stock upon such liquidation, dissolution or winding up of the Corporation.

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

Common stock

In 2019, ViralClear sold 896,690 shares of its common stock for net proceeds of $5,011,310 to fund initial operations pursuant to securities purchase agreements with certain accredited investors (collectively, the “2019 purchase agreements”). In August and September of 2019, ViralClear sold an aggregate of 739,000 shares of its common stock at the purchase price of $5.00 per share, in two private placement transactions, pursuant to securities purchase agreements with certain accredited investors, to fund initial operations. ViralClear received an aggregate purchase price of $3,695,000 from the two private placements. In subsequent private placements closed from October 21, 2019, through December 19, 2019, ViralClear sold an aggregate of 157,690 shares of ViralClear’s common stock at $8.35 per share, for an aggregate consideration of $1,316,664, pursuant to a securities purchase agreement with certain accredited investors.

The Company is party to the 2019 purchase agreements between ViralClear and the private placement investors with respect to a provision in each securities purchase agreement which provides that in the event that (i) ViralClear common stock is not listed on a national securities exchange by October 31, 2020, or (ii) a change of control (as defined in each securities purchase agreement) of ViralClear occurs, whichever is earlier, at the option of the holder of ViralClear common stock, each share of ViralClear common stock may be exchanged into 0.9 of a share our common stock if the ViralClear common stock subject to the share exchange was purchased in the August or September 2019 private placements, or 1.1 shares of our common stock if the ViralClear common stock subject to the share exchange was purchased in the private placement closed in October 2019 through December 2019.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

On May 20, 2020, ViralClear and the Company entered into a securities purchase agreement, pursuant to which ViralClear agreed to sell in a private placement transaction an aggregate of 1,068,550 shares of ViralClear’s common stock at $10.00 per share, for an aggregate consideration of $10,685,500. This private placement closed on May 20, 2020.

During the nine months ended September 30, 2020, the Company issued an aggregate of 219,334 shares of its common stock for vested restricted stock units as stock-based compensation.

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

During the nine months ended September 30, 2020, the Company issued 503,038 shares of common stock for services at a fair value of $3,550,904.

During the nine months ended September 30, 2020, the Company issued 429,979 shares of common stock in exchange for proceeds of $1,666,495 from the exercise of warrants.

During the nine months ended September 30, 2020, the Company issued 586,825 shares of common stock in exchange for proceeds of $2,722,012 from the exercise of options.

During the nine months ended September 30, 2020, the Company issued 12,840 shares of common stock in exchange for the exercise of 37,841 cashless exercises of warrants.

During the nine months ended September 30, 2020, the Company issued 160,743 shares of common stock in exchange for the exercise of 616,398 cashless exercises of options.

Open Market Sale Agreement

On August 28, 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC to act as the Company’s sales agent and/or principal (“Jefferies” or the “Agent”), with respect to the issuance and sale of up to $45.0 million of the Company’s shares of common stock (the “Shares”) from time to time in an at-the-market offering.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the common stock in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any of the Shares under the Sales Agreement. The Company or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company will pay Agent a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The common stock will be sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-230448), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

From August 28, 2020 through September 30, 2020, the Company sold 150,000 shares of its common stock through the Sales Agreement for net proceeds of $1,001,763, after transactional costs of $182,332.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,924,230 shares remaining available for future issuance of awards under the terms of the Plan.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the nine months ended September 30, 2020 was estimated using the Black-Scholes pricing model.

During the nine months ended September 30, 2020, the Company granted an aggregate of 1,015,000 options to officers, directors and key consultants.

The following table presents information related to stock options at September 30, 2020:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	1,799,216	8.1	1,468,384
5.01-7.50	1,322,407	6.7	926,611
7.51-10.00	323,333	7.3	190,533
10.01-12.50	65,000	9.6	42,083
	3,509,956	7.5	2,627,631

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	3,980,804	$5.58	6.3	$3,130,791
Grants	1,015,000	5.59	10.0	$-
Exercised	(1,203,223)	$5.08
Forfeited/expired	(282,625)	$5.23
Outstanding at September 30, 2020	3,509,956	$5.60	7.53	$1,113,941
Exercisable at September 30, 2020	2,627,631	$5.54	7.07	$849,529

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $4.93 as of September 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

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

On August 26, 2020, BioSig Technologies, Inc. granted an aggregate of 25,000 options to purchase the company stock to three employees at the exercise price of $7.57 per share for a term of ten years with one-third vesting on the one year anniversary and two-thirds vesting quarterly thereafter beginning November 26, 2021 for two years.

The following assumptions were used in determining the fair value of options during the nine months ended September 30, 2020:

Risk-free interest rate	0.42% - 1.83%
Dividend yield	0%
Stock price volatility	86.51% to 92.31%
Expected life	5 – 10 years
Weighted average grant date fair value	$4.02

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The fair value of all options vesting during the three and nine months ended September 30, 2020 of $483,110 and $4,734,983, and $354,976 and $854,420 for the three and nine months ended September 30, 2019, respectively was charged to current period operations.  Unrecognized compensation expense of $3,262,773 at September 30, 2020 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at September 30, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.75	168,468	October 2020 to January 2021
$4.38	548,938	April 2021
$4.80	125,000	February 2025
$6.16	568,910	November 2027
$6.85	193,352	July 2021 to August 2021
	1,604,668

On February 25, 2020, BioSig Technologies, Inc. issued warrants to purchase 125,000 shares of its common stock at $4.80 per share, expiring on February 21, 2025, for placement agent services in connection with the sale of the company’s common stock.

A summary of the warrant activity for the nine months ended September 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2019	2,744,718	$5.40	2.2	$3,410,763
Grants	125,000	4.80	4.4
Exercised	(467,820)	$3.92
Expired	(797,230)	$6.44	-	-
Outstanding at September 30, 2020	1,604,668	$5.27	3.2	$519,703

Vested and expected to vest at September 30, 2020	1,604,668	$5.27	3.2	$519,703
Exercisable at September 30, 2020	1,604,668	$5.27	3.2	$519,703

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $4.93 of September 30, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the nine months ended September 30, 2020:

Restricted shares issued as of December 31, 2019	262,668
Granted	125,000
Vested and issued	(219,334)
Vested restricted shares as of September 30, 2020	-
Unvested restricted shares as of September 30, 2020	168,334

On March 30, 2020, the Company granted 25,000 restricted stock units for services vesting at June 30, 2020.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

On July 14, 2020, the Company granted an aggregate of 50,000 restricted stock units for services with one-third vesting at the one-year anniversary of the date of grant and two-thirds vesting quarterly thereafter beginning September 30, 2021 for two years with final vesting on July 14, 2023.

On August 11, 2020, the Company granted an aggregate of 50,000 restricted stock units for services with one-third vesting at the one-year anniversary of the date of grant and two-thirds vesting quarterly thereafter beginning September 30, 2021 for two years with final vesting on August 11, 2023.

Stock based compensation expense related to restricted stock grants was $174,945 and $1,005,243 for the three and nine months ended September 30, 2020 and $417,618 and $1,038,438 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the stock-based compensation relating to restricted stock of $857,740 remains unamortized.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

On September 24, 2019, ViralClear’s Board of Directors approved the 2019 Long-Term Incentive Plan (as subsequently amended, the “ViralClear Plan”). The ViralClear Plan was approved by BioSig as ViralClear’s majority stockholder. The ViralClear Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 4,000,000 shares of ViralClear’s common stock to officers, directors, employees and consultants of the ViralClear. Under the terms of the ViralClear Plan, ViralClear may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of ViralClear only and nonstatutory options. The Board of Directors of ViralClear or a committee thereof administers the ViralClear Plan and determines the exercise price, vesting and expiration period of the grants under the ViralClear Plan.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 578,576 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the nine months ended September 30, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at December 31, 2019	575,000	$5.00	9.29
Grants	1,599,173	$5.31	9.84
Exercised	-
Forfeited/expired	(173,465)	$7.40
Outstanding at September 30, 2020	2,000,708	$5.04	7.17
Exercisable at September 30, 2020	1,917,374	$5.04	7.07

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The following table presents information related to stock options at September 30, 2020:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	1,984,042	7.2	1,900,708
10.00	16,666	0.1	16,666
	2,000,708	7.2	1,917,374

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

The following assumptions were used in determining the change in fair value of the ViralClear options for the nine months ended September 30, 2020:

Risk-free interest rate	0.36% to 0.52%
Dividend yield	0%
Stock price volatility	125.16% to 126.03%
Expected life	5 – 6 years
Weighted average grant date fair value	$4.29

The fair value of all options vesting during the three and nine months ended September 30, 2020 of $242,703 and $5,836,855, and $0 for the three and nine months ended September 30, 2019, respectively, was charged to current period operations.  Unrecognized compensation expense of $369,279 at September 30, 2020 will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at September 30, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

On May 20, 2020, ViralClear issued warrants to purchase 6,575 shares of its common stock at $10.00 per share, expiring on May 20, 2025, for placement agent services in connection with the sale of ViralClear’s common stock.

Restricted stock units (ViralClear)

On March 25, 2020, ViralClear granted an aggregate of 338,000 restricted stock units to two ViralClear board members for services vesting immediately.

On March 30, 2020, ViralClear granted an aggregate of 960,000 restricted stock units to ViralClear board members and employees for services with 320,000 vesting immediately, and 640,000 vesting upon ViralClear meeting certain milestones.

On July 13, 2020, ViralClear granted 82,716 restricted stock units to a consultant for services with vesting monthly over one year from date of grant.

The following table summarizes the restricted stock activity for the nine months ended September 30, 2020:

Restricted shares issued as of December 31, 2019	40,000
Granted	1,380,716
Vested	-
Vested restricted shares as of September 30, 2020	711,786
Unvested restricted shares as of September 30, 2020	708,930

Stock based compensation expense related to restricted stock unit grants of ViralClear was $485,352 and $5,445,346 for the three and nine months ended September 30, 2020 and $0 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the stock-based compensation relating to restricted stock of $2,018,262 remains unamortized.

NOTE 10 – NON-CONTROLLING INTEREST

On November 7, 2018, the Company formed ViralClear Pharmaceuticals, Inc., a Delaware Corporation, formerly known as NeuroClear Technologies, Inc. for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology and subsequently in 2020 was repurposed to develop a broad-spectrum anti-viral agent that had potential against the COVID-19 virus (See Note 15-Subsequent Events).

In 2019, ViralClear sold 896,690 shares of its common stock for net proceeds of $5,011,310 to fund initial operations. At December 31, 2019, the Company had a majority interest in ViralClear of 87.8%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

On March 24, 2020, ViralClear entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trek Therapeutics, PBC (“Trek”), a related party; an entity controlled by a member of the Company’s board of directors.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets (the “Purchased Assets”). As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid $350,000 in cash and issued 634,910 shares of ViralClear’s common stock valued at $3,174,550 to Trek. In addition, in the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the Purchased Assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement, as amended on September 2, 2020, calls for milestone payments upon marketing authorization (as defined) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments.

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

As of September 30, 2020, the Company had a majority interest in ViralClear of 69.4%.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2020:

Net loss	$(5,540,402)
Average Non-controlling interest percentage of profit/losses	30.62%
Net loss attributable to the non-controlling interest	$(1,696,582)

Net loss attributable to the non-controlling interest for the three months ended September 30, 2019:

Net loss	$(239,308)
Average Non-controlling interest percentage of profit/losses	8.58%
Net loss attributable to the non-controlling interest	$(20,538)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2020:

Net loss	$(26,272,250)
Average Non-controlling interest percentage of profit/losses	23.96%
Net loss attributable to the non-controlling interest	$(6,282,420)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2019:

Net loss	$(239,308)
Average Non-controlling interest percentage of profit/losses	8.58%
Net loss attributable to the non-controlling interest	$(20,538)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2020:

Balance, December 31, 2019	$514,828
Allocation of equity to non-controlling interest due to equity-based compensation issued	2,636,298
Allocation of equity to non-controlling interest due to sale of common stock	3,467,709
Allocation of equity to non-controlling interest due to issuance of equity to acquire Trek and research and development	983,897
Net loss attributable to non-controlling interest	(6,282,420)
Balance, September 30, 2020	$1,320,312

NOTE 11 — COMMITMENTS AND CONTINGENCIES

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

In consideration, the Company issued 252,000 warrants to acquire the Company’s common stock at an exercise price of $3.75, expiring on March 15, 2020. The warrant was fully exercised in 2019.

Patent and Know-How License Agreement – EP Software Agreement

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Amended and Restated Patent and Know-How License Agreement – Tools Agreement

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

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments.

Mayo Foundation for Medical Education and Research Know-How License Agreement with ViralClear

On April 8, 2020, ViralClear entered into a know-how license agreement with Mayo (the “Agreement”). The Agreement grants to ViralClear (i) an exclusive worldwide license, with the right to sublicense, within the field of anti-viral agents to target COVID-19 (the “Field”) to certain patent rights for the development and commercialization of products, methods, and processes for public use and benefit (the “Licensed Products”) and (ii) a non-exclusive worldwide license, with the right to sublicense, within the Field, to use the know-how of Mayo that is necessary to develop the Licensed Products. The Agreement will expire upon the later of either (a) the expiration of the licensed patent rights or (b) the 7th anniversary of the date of the first commercial sale of a Licensed Product, unless earlier terminated by Mayo for ViralClear’s failure to cure a material breach of the Agreement, ViralClear’s or a sublicensee’s commencement of any action or proceedings against Mayo or its affiliates other than for an uncured material breach of the Agreement by Mayo, or insolvency ViralClear.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with milestone payments due upon initiation of Phase 3 of $100,000 and regulatory approval of $100,000.

Aurigene Pharmaceutical Services

On July 6, 2020, ViralClear entered into an agreement with Aurigene Pharmaceutical Services for the manufacturing of 1,000kg of VRT-039536 and VRT-754659, two compounds used in the synthesis of merimepodib for an aggregate cost of $3,175,000. The agreement includes milestone payments of $700,000 upon initiation of raw material procurement, $650,000 upon start-up of manufacturing, $580,000 upon manufacturing completion of 500kg of VRT-754659 and $1,245,000 upon finalization of the manufacturing process.

3LP Advisors LLC (d/b/a Sherpa Technology Group)

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors, the Company entered into a Master Services Agreement with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company paid Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested.  Mr. Filler is the general counsel and partner of Sherpa.

During the three and nine months ended September 30, 2020, the Company paid Sherpa $67,500 and $221,863 as patent costs, consulting fees and expense reimbursements. During the three and nine months ended September 30, 2019, the Company paid Sherpa $75,000 and $225,000 as patent costs, consulting fees and expense reimbursements. As of September 30, 2020, and December 31, 2029, there was an unpaid balance of $22,500 and $27,623, respectively.

Employment agreements

As of September 30, 2020, and December 31, 2019, there are no outstanding employment agreements.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and nine months ended September 30, 2020, the Company charged operations $49,342 and $131,025, and $31,178 and $69,988 for the three and nine months ended September 30, 2019 for contributions under the 401(k) Plan.

Purchase commitments

As of September 30, 2020, the Company had aggregate purchase commitments of approximately $13,800,000 for future services or products, some of which are subject to modification or cancellations.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of September 30, 2020.

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

NOTE 12 — SEGMENT REPORTING

In accordance with ASC 280-10, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: BioSig Technologies, Inc. (parent), NeuroClear Technologies, Inc. and ViralClear Pharmaceuticals, Inc.

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Unaudited condensed consolidated Statement of Operations for the three months ended September 30, 2020:

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Operating expenses:
Research and development	$698,310	$4,182,887	$29,630	$4,910,827
General and administrative	6,807,422	1,357,805	261	8,165,488
Depreciation and amortization	23,012	-	857	23,869
Total operating expenses	7,528,744	5,540,692	30,748	13,100,184

Loss from Operations	(7,528,744)	(5,540,692)	(30,748)	(13,100,184)

Other income:
Interest income and other income, net	1,453	290	-	1,743

Net loss	$(7,527,291)	$(5,540,402)	$(30,748)	$(13,098,441)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

Summary Unaudited condensed consolidated Statement of Operations for the nine months ended September 30, 2020:

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Operating expenses:
Research and development	$3,112,294	$12,413,801	$29,630	$15,555,725
General and administrative	18,755,512	13,873,146	261	32,628,919
Depreciation and amortization	66,235	-	857	67,092
Total operating expenses	21,934,041	26,286,947	30,748	48,251,736

Loss from Operations	(21,934,041)	(26,286,947)	(30,748)	(48,251,736)

Other income:
Interest income and other income, net	28,915	14,697	-	43,612

Net loss	$(21,905,126)	$(26,272,250)	$(30,748)	$(48,208,124)

Property and equipment are held primarily by BioSig Technologies, Inc. segment.

NOTE 13 – RELATED PARTY TRANSACTIONS

At September 30, 2020 and December 31, 2019, the Company had reimbursable travel, compensation and other related expenses due related parties of $154,500 and $39,674, respectively.

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors, the Company entered into a Master Services Agreement with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company paid Sherpa fee of (i) $200,000 in cash, of which $25,000 was paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested.  Mr. Filler is the general counsel and partner of Sherpa.

During the three and nine months ended September 30, 2020, the Company paid Sherpa $67,500 and $221,863 as patent costs, consulting fees and expense reimbursements. During the three and nine months ended September 30, 2019, the Company paid Sherpa $75,000 and $225,000 as patent costs, consulting fees and expense reimbursements. As of September 30, 2020, and December 31, 2019, there was an unpaid balance of $22,500 and $27,623, respectively.

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

As described in Notes 1 and 11 above, on March 24, 2020, ViralClear entered into the Asset Purchase Agreement with Trek Therapeutics, PBC, an entity controlled by a member of the Company’s board of directors.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets. As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(unaudited)

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

As of September 30, 2020, and December 31, 2019, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of September 30, 2020, and December 31, 2019, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of September 30, 2020 and December 31, 2019.

NOTE 15 – SUBSEQUENT EVENTS

In October 2020, BioSig Technologies, Inc. issued an aggregate of 76,517 shares of its common stock for services.

In October 2020, BioSig Technologies, Inc. issued an aggregate of 54,000 shares in exchange for proceeds of $202,500 from the exercise of warrants.

On October 5, 2020, BioSig Technologies, Inc. granted to a director 50,000 shares of its restricted stock units vesting over three years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments on each quarterly anniversary of the first vesting date with the last remaining quarterly installment vesting on the third anniversary of the Date of Grant.

On October 9, 2020, BioSig Technologies, Inc. granted an aggregate of 105,000 options to purchase shares of BioSig Technologies, Inc.’s common stock to three employees and a director. The options are exercisable at $5.03 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

On October 26, 2020, the Company announced the halting of its signal finding Phase 2 trial, “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Efficacy and Safety of Oral Merimepodib in Combination with Intravenous Remdesivir in Adult Patients with Advanced Coronavirus Disease 2019 (COVID-19)”. After the implementation of a protocol amendment that expanded the size of the trial from 40 to 80 hospitalized COVID-19 patients, and that limited enrollment to seriously ill patients (NIAID Grade 3, who required high flow, high concentration oxygen to maintain adequate oxygenation), the Safety Monitoring Committee (SMC) was unblinded for safety reasons since these patients are at higher risk for dying from their disease.  The Company expects to incur costs in connection with the winddown of the Phase II trial and the associated regulatory reporting in final quarter of 2020.

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

Business Overview

BioSig Technologies, Inc.

We are a medical technology company commercializing a proprietary biomedical signal processing platform designed to improve signal fidelity and uncover the full range of electrocardiogram (“ECG”) and intra-cardiac signals. Our initial emphasis is on providing intracardiac signal information to electrophysiologists during electrophysiology (“EP”) studies and cardiac catheter ablation procedures. Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue in order to correct heart rhythm disturbances. In August 2018, we received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market our PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP System.

PURE EP™ is a proprietary signal acquisition and processing technology. Our device is a computerized system intended for acquiring, digitizing, amplifying, filtering, measuring and calculating, displaying, recording, and storing of electrocardiographic and intracardiac signals for patients undergoing EP procedures in an EP laboratory under the supervision of licensed healthcare practitioners who are responsible for interpreting the data. The device aims to minimize noise and artifacts from cardiac recordings and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving the accuracy and efficiency of the EP studies and related procedures.

Our initial focus is on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for complex arrhythmias-like ventricular tachycardia (“VT”), a potentially life-threatening arrhythmia, and atrial fibrillation (“AF”), the most common cardiac arrhythmia associated with a fivefold risk of stroke.

On February 18 and February 19, 2019, we conducted the first clinical cases with our PURE EP™ System. The observational patient cases were performed by Andrea Natale, M.D., F.A.C.C., F.H.R.S., F.E.S.C., Executive Medical Director, Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas. On April 16, 2019, we announced the completion of our second set of observational patient cases, which were performed at Prisma Health at Greenville Health System in South Carolina by Andrew Brenyo, MD, FHRS. Dr. Brenyo used the PURE EP™ System during procedures on patients with ischemic ventricular tachycardias, AF, PVC, and atypical flutters.

On May 6, 2019, we announced the completion of our third set of observational patient cases at Indiana University under the leadership of Prof. John M. Miller, M.D., and Dr. Mithilesh K. Das, MBBS. Drs. Miller and Das used the PURE EP™ System during procedures on patients with atypical flutter, atrioventricular nodal reentry tachycardia (AVNRT), AF, supraventricular tachycardia, premature ventricular contractions, and a rare case of dual septal pathway. In August 2019, observational patient cases at Santa Barbara Cottage Hospital in California were performed by Brett Andrew Gidney, M.D. The initial experience across these early evaluation centers showed the PURE EP™ System functions as designed with positive feedback from EP users about the improved signal detection and fidelity.

In November 2019, we commenced our first clinical study for the PURE EP™ System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” Texas Cardiac Arrhythmia Research Foundation (TCARF) in Austin, Texas, was the first institution to conduct patient cases under the clinical study. On January 16, 2020, we announced the installation of a PURE EP™ System at Mayo Clinic Florida campus in Jacksonville, Florida. Mayo Clinic was the second institution to conduct patient cases under the same clinical study.

On August 4, 2020, the Company announced the installation of a PURE EP™ System at Massachusetts General Hospital (MGH) as part of the expanding clinical study. On September 23, 2020, we installed PURE EPTM System at the University of Pennsylvania Hospital, and on October 29, 2020, we announced the installation of our PURE EP™ System at the Deborah Heart and Lung Center in Browns Mills, New Jersey for clinical evaluation. As of October 12, 2020, 63 patients have been enrolled in the study.

In addition to clinical evaluation, we have conducted a total of twenty-four pre-clinical studies with the PURE EPTM System, twenty-one of which were performed at Mayo Clinic in Rochester, Minnesota. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and two pre-clinical studies at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic and the University of Pennsylvania. We also intend to continue additional clinical external evaluation at a select number of other centers.

We have made progress towards obtaining a European CE marking certificate for medical devices. Leading up to a new Medical Device Regulation that was due to enter into full force in 2020 but has since been put on hold for one year, the European Notified Bodies reported delays in accepting and processing new applications throughout 2019. We intend to commence audit preparation for the International Organization for Standardization (“ISO”) 13485 and Medical Device Single Audit Program certification with the expectation to proceed with the audit to obtain the ISO 13485 Certification and CE Mark in the first half of 2021 and subsequently file for CE Mark in the second half of 2021.

While we presently do not have any paying customers, we have made preparations to commence the sales of our initial product. We are in active discussions with numerous accounts about the acquisition of the PURE EPTM System. We anticipate our initial customers will be medical centers of excellence and other health care facilities that operate EP labs.

Recent Developments

On July 1, 2020, the Company appointed Mr. Anthony (“Tony”) Zook, former President and CEO of the North American division of AstraZeneca Plc, to its Board of Directors.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company formerly known as NeuroClear Technologies, Inc. This subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, NeuroClear Technologies, Inc. was renamed ViralClear to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib. As of September 30, 2020, the Company retains 69.4% ownership of ViralClear.

ViralClear’s merimepodib (MMPD) is a broad-spectrum, host-directed antiviral drug that demonstrated activity against SARS-CoV-2 in Vero Cell tissue cultures which the subsidiary acquired from Trek Therapeutics, PBC (“Trek”), a related party in March 2020. MMPD targets a host enzyme (IMPDH, Inosine Mono Phosphate Dehydrogenase) required for guanine synthesis. Merimepodib is active against a broad spectrum of RNA and DNA viruses. More than 400 patients with chronic hepatitis C and with psoriasis received the drug in clinical trials conducted by Vertex Pharmaceuticals Incorporated (Vertex). In April 2020, ViralClear published a manuscript entitled, “The IMPDH inhibitor merimepodib suppresses SARS-COV-2 replication in vitro” on pre-clinical data generated under a contract with Galveston National Laboratory at The University of Texas Medical Branch.

These in-vitro studies determined that merimepodib markedly decreased virus production. Additional data was published in May 2020 in F1000 Research that demonstrated merimepodib in combination with remdesivir decreased SARS-CoV-2 production to undetectable levels in pre-clinical testing. The article was titled, “The IMPDH inhibitor merimepodib provided in combination with the adenosine analogue remdesivir reduces SARS-CoV-2 replication to undetectable levels in vitro.”

The Company commenced FDA-approved clinical trials in Q2 2020 for the development of merimepodib for the treatment of COVID-19. In May 2020, the FDA cleared the Investigational New Drug Application that enabled the Company to proceed its proposed Phase 2 study of merimepodib oral solution in adults with COVID-19 who were hospitalized and either required supplemental oxygen or were on non-invasive ventilation or high flow oxygen devices. The first clinical trial enrolled patients at three Mayo Clinic sites (Phoenix, AZ, Jacksonville, FL, and Rochester, MN), Atlantic Health System in both Morristown, NJ and Summit, NJ, St. David’s South Austin Medical Center, Holy Family Hospital Fort Lauderdale, FL and Sarah Cannon Houston TX. This phase 2 randomized, double-blind, placebo-controlled study was set to enroll between forty-one and eighty adult patients with advanced coronavirus disease 2019 (COVID-19), who had a score of 3 or 4 on the National Institute of Allergy and Infectious Disease (NIAID) 8-point ordinal scale and at least one of the following: fever, cough, sore throat, malaise, headache, muscle pain, shortness of breath at rest or with exertion, confusion or symptoms of severe lower respiratory symptoms. The patients received a combination merimepodib/remdesivir or placebo/remdesivir in a 1:1 randomization.

When the trial was first initiated with an enrollment of 40 patients, it was thought that COVID-19 patients with National Institute of Allergy and Infectious Disease (NIAID) 8-point ordinal scores of 3 and 4 (i.e., hospitalized patients who required non-invasive ventilation and patients who required high flow oxygen devices and supplemental oxygen, respectively) would have similar outcomes in terms of their disease.  However, based on a review of blinded data from the ongoing trial, subjects with scores of 3 and 4 were showing distinct differences.  All subjects who were admitted with a score of 4 had an uneventful course of disease and were rapidly discharged from the hospital due to improvement in clinical condition. The subjects who were admitted with a score of 3 fared differently: one group of subjects improved and were discharged from the hospital and were doing well at long-term follow-up, while others had not improved. Based on the above and the small numbers of subjects in each NIAID group, ViralClear decided to increase the enrollment of the study to 80 subjects to focus on subjects with an NIAID score of 3 at entry.  The decision to increase the subject number in the trial was also based on advice from industry experts and discussions with government agencies and non-governmental organizations.  Two additional Principal Investigators were added to the ongoing Phase 2 trial to improve the enrollment rate, which increased the total number of locations to 10.

On October 26, 2020, the Company announced the halting of its signal finding Phase 2 trial, “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Efficacy and Safety of Oral Merimepodib in Combination with Intravenous Remdesivir in Adult Patients with Advanced Coronavirus Disease 2019 (COVID-19)”. After the implementation of a protocol amendment that expanded the size of the trial from 40 to 80 hospitalized COVID-19 patients, and that limited enrollment to seriously ill patients, (NIAID Grade 3, who required high flow, high concentration oxygen to maintain adequate oxygenation) the Safety Monitoring Committee (SMC) was unblinded for safety reasons since these patients are at higher risk for dying from their disease.

At the time of the most recent review of the data by the SMC, 44 patients had been enrolled in the trial of whom 42 had received study drug (either merimepodib solution or matching placebo). This most recent review of the data documented all 22 Grade 4 patients were discharged from the hospital and did not relapse during the 37 day follow-up period.  However, patients who were NIAID Grade 3 patients (n = 20) at the time of enrollment had markedly different outcomes. Specifically, the unblinded SMC detected an imbalance in survival rates in these NIAID Grade 3 patients between the placebo and merimepodib making it unlikely that the trial would meet its primary safety endpoints. We have therefore elected to stop enrollment into the clinical trial. Patients will be followed as per the protocol for safety monitoring; however, no further study drug treatments will be administered. At this time, we do not intend to further develop merimepodib. However, the Company will see if other parties are interested in acquiring or licensing merimepodib. The Company expects to incur costs in connection with the winddown of the Phase II trial and the associated regulatory reporting in final quarter of 2020.

Results of Operations

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development and commercialization efforts, the timing and outcome of future regulatory submissions and uncertainty around the current pandemic. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the three months ended September 30, 2020 and 2019.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2020 were $4,910,827, an increase of $3,267,168, or 198.8%, from $1,643,659 for the three months ended September 30, 2019. This increase is primarily due to continuing work on product development and clinical trials in the ViralClear segment, net with the elimination of a required milestone payment previously incurred. Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2020	September 30, 2019
Salaries and equity compensation	$573,665	$1,005,256
Consulting expenses	804,832	139,261
Research and clinical studies and design work	1,019,918	326,751
Acquired Research and Development	(997,071)	100,000
Data/AI development	127,050	-
Regulatory	1,385	-
Product development	3,362,325	-
Formulation	877	-
Travel, supplies, other	17,846	72,391
Total	$4,910,827	$1,643,659

Stock based compensation for research and development personnel was $307,717 and $604,642 for the three months ended September 30, 2020 and 2019, respectively.

On September 2, 2020, the Company entered into an amendment with a third-party assignment and licensing agreement acquired with the asset acquisition from Trek. The amendment eliminated clinical trial milestone payments, leaving only two milestone events and associated payments, and increasing possible royalty payments from 5% to 6%. During the three months ended September 30, 2020, the Company reversed previously record payment obligations.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2020 were $8,165,488, an increase of $4,324,299, or 112.6%, from $3,841,189 incurred in the three months ended September 30, 2019. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $1,620,668 in the current period from $893,264 for the three months ended September 30, 2019, an increase of $727,404.  The increase was due to performance pay and added staff in the later part of 2019 and 2020 for commercialization and support personnel and additional personnel hired by ViralClear.  We incurred $4,785,695 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2020 as compared to $1,364,579 in stock-based compensation for the same period in 2019.

Professional services for the three months ended September 30, 2020 totaled $352,579, a decrease of $10,959, or 3.0%, over the $363,538 recognized for the three months ended September30, 2019. Of professional services, legal fees totaled $337,204 for the three months ended September 30, 2020; a decrease of $5,692 or 1.7% from $342,896 incurred for the three months ended September 30, 2019. Accounting fees incurred in the three months ended September 30, 2020 amounted to $16,500, an increase of $3,000 or 22.2%, from $13,500 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our yearend requirements.

Consulting, public and investor relations fees for the three months ended September 30, 2020 were $871,042 as compared to $569,072 incurred for the three months ended September 30, 2019. The increase in consulting, marketing and investor relations fees during the three months ended September 30, 2020 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended September 30, 2020 were $41,032, a decrease of $129,609, or 76.0%, from $170,641 incurred in the three months ended September 30, 2019. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2020 was due to various restrictions imposed by the COVID-19 outbreak as compared to 2019.

Rent for the three months ended September 30, 2020 totaled $124,437, a decrease of $9,349 or 7.0%, from $133,786 incurred in three months ended September 30, 2019. The decrease in rent for 2020 as compared to 2019 is due primarily to not hosting interns from local universities and colleges in 2020 because of the COVID-19 pandemic.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2020 totaled $23,869, an increase of $5,359, or 29.0%, over the expense of $18,510 incurred in the three months ended September 30, 2019, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2020 totaled $2,381, a decrease of $2,496, or 51.2% from $4,877 incurred during the three months ended September 30, 2019. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2020 as compared to 2019 is the result of conversions in 2019 and 2020.

Net Loss available to BioSig Technologies, Inc. common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended September 30, 2020 was $11,404,240 compared to a net loss of $5,448,343 for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the nine months ended September 30, 2020 and 2019.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2020 were $15,555,725, an increase of $10,605,268, or 214.2%, from $4,950,457 for the nine months ended September 30, 2019. This increase is primarily due to the acquired research and development from Trek for cash of $350,000 and 634,910 shares of ViralClear’s common stock; the Agreement with Mayo for 259,959 shares of ViralClear’s common stock and licensing rights and agreement obligations of $1,055,616. In addition, we incurred significant R&D costs with product development in the ViralClear segment. Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2020	September 30, 2019
Salaries and equity compensation	$2,222,893	$2,423,240
Consulting expenses	2,068,982	565,519
Research, clinical studies and design work	1,504,697	1,662,940
Acquired Research and Development	4,882,890	100,000
Data/AI development	379,050	-
Regulatory	32,051	-
Product development	4,195,469	-
Formulation	115,771	-
Travel, supplies, other	153,922	198,758
Total	$15,555,725	$4,950,457

Stock based compensation for research and development personnel was $895,597 and $1,444,677 for the nine months ended September 30, 2020 and 2019, respectively.

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

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2020 were $32,628,919, an increase of $18,248,021, or 126.9%, from $14,380,898 incurred in the nine months ended September 30, 2019. This increase is primarily due to an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $5,108,847 in the current period from $2,440,300 for the nine months ended September 30, 2019, an increase of $2,668,547.  The increase was due to performance pay and added staff in the later part of 2019 and 2020 for commercialization and support personnel in addition to staff added with ViralClear.  We incurred $19,677,736 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2020 as compared to $6,917,671 in stock-based compensation for the same period in 2019.

Professional services for the nine months ended September 30, 2020 totaled $1,517,036, an increase of $638,793, or 72.7%, over the $878,243 recognized for the nine months ended September 30, 2019. Of professional services, legal fees totaled $1,290,955 for the nine months ended September 30, 2020; an increase of $593,045 or 85.0% from $697,910 incurred for the nine months ended September 30, 2019.  The primary increase was due to costs incurred with financing not consummated and capital raise, ViralClear organization, contract work and patent filings in 2020 as compared to 2019. Accounting fees incurred in the nine months ended September 30, 2020 amounted to $227,206, an increase of $152,706 or 205.0%, from $74,500 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our yearend requirements.

Consulting, public and investor relations fees for the nine months ended September 30, 2020 were $3,685,079 as compared to $2,413,854 incurred for the nine months ended September 30, 2019. The increase in consulting, marketing and investor relations fees during the nine months ended September 30, 2020 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the nine months ended September 30, 2020 were $294,287, a decrease of $188,527, or 39.0%, from $482,814 incurred in the nine months ended September 30, 2019. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2020 was due to various restrictions imposed by the COVID-19 outbreak as compared to 2019.

Rent for the nine months ended September 30, 2020 totaled $362,721, an increase of $64,530 or 21.6%, from $298,191 incurred in nine months ended September 30, 2019. The increase in rent for 2020 as compared to 2019 is due primarily adding our corporate headquarters in Westport, CT and an office in Rochester, MN, net with reduction in the Norwalk, CT office.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2020 totaled $67,092 an increase of $30,668, or 84.2%, over the expense of $36,424 incurred in the nine months ended September 30, 2019, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2020 totaled $11,698, a decrease of $8,588, or 42.3% from $20,286 incurred during the nine months ended September 30, 2019. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2020 as compared to 2019 is the result of conversions in 2019 and 2020.

Net Loss available to BioSig Technologies, Inc. common shareholders. As a result of the foregoing, net loss available to common shareholders for the nine months ended September 30, 2020 was $41,937,402 compared to a net loss of $19,282,904 for the nine months ended September 30, 2019.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

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

Liquidity and Capital Resources

As of September 30, 2020, we had a working capital of $28,933,018, comprised of cash of $32,748,337, inventory of $806,407 and prepaid expenses and vendor deposits of $338,108, which was offset by $4,493,691 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $69,835 and current portion of lease liability of $396,308.  For the nine months ended September 30, 2020, we used $20,496,757 of cash in operating activities and $60,144 of cash in investing activities.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Cash provided by financing activities totaled $41,196,656, comprised of proceeds from the sale of our common stock of $25,214,311, proceeds from the sale of our common stock under an at-the-market offering of $1,001,763, proceeds from sale of subsidiary stock to non-controlling interest of $10,592,075 and proceeds from exercise of options and warrants of $4,388,507.

In the comparable period in 2019, our aggregate cash provided by financing activities totaled $19,634,992, comprised of proceeds from the sale of our common stock of $8,619,278, proceeds from sale of subsidiary stock to non-controlling interest of $3,694,646 and proceeds from exercise of options and warrants of $6,820,068. At September 30, 2020, we had cash of $32,748,337 compared to $12,308,578 at September 30, 2019. Our cash is held in bank deposit accounts. At September 30, 2020 and September 30, 2019, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2020 and 2019 was $20,496,757 and $11,581,686, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional operating costs, general and administrative expenses, an increase in our operating assets of $407,930 and an increase our operating liabilities of $3,004,529, net of stock-based compensation and depreciation and amortization.

We used $60,144 cash for investing activities for the nine months ended September 30, 2020, compared to $194,888 for the nine months ended September 30, 2019.  For the current period, we purchased computer and other equipment of $64,144, as compared to $83,297 in 2019 to purchase computer and other equipment and $111,316 and $275 in patent and trademark costs, respectively.

We had an accumulated deficit as of September 30, 2020 of $146.7 million, as well as a net loss attributable to BioSig Technologies, Inc. of $41.9 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach commercial profitability. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately one year and a day. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

Our plans include the continued commercialization of the PURE EP System and pursuing pharmaceutical candidates and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The ongoing COVID-19 pandemic has resulted and continues to result in significant financial market volatility and uncertainty in recent months.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of September 30, 2020, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur increasing marketing and commercialization expenses related to our PURE EP system in addition to additional research and development costs relating to the PURE EP and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

Pursuant to the Underwriting Agreement, we issued to the Underwriter or its designees warrants to purchase up to an aggregate of 125,000 shares of common stock. The underwriter warrants are exercisable immediately and on or prior to February 21, 2025, at a price per share equal to $4.80 and are exercisable on a “cashless” basis.

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

At-the-Market Offering

On August 28, 2020, we entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC to act as our sales agent and/or principal (“Jefferies” or the “Agent”), with respect to the issuance and sale of up to $45,000,000 of our shares of common stock, par value $0.001 per share (the “Shares”), from time to time in an at-the-market offering (the “Offering”).

Upon delivery of a placement notice, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any of the Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We will pay Agent a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all Shares subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

From August 24, 2020 through September 8, 2020, we sold an aggregate of 150,000 shares of our common stock under the Sales Agreement for proceeds of $1,001,763, net of expenses of $182,332 inclusive of initial offering expenses of $146,704.

The Shares are sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-230448), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

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

Risks Related to Our Business and Industry

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

The stockholder rights plan adopted by our board of directors may impair an attempt to acquire control of BioSig.

On July 14, 2020, our board of directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of BioSig’s common stock to stockholders of record on July 27, 2020, and one right will be issued for each new share of common stock issued thereafter. Each right will initially trade with common stock, and will allow its holder to purchase from BioSig one one-thousandth of a share of Series F Junior Participating Preferred stock, par value $0.001 per share, for an exercise price of $50.00, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 12% or more of BioSig’s then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of BioSig’s common stock having a market value of two times the exercise price of the right. In addition, at any time after a person or group acquires 12% or more of BioSig’s outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of BioSig’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). The Rights Plan could make it more difficult for a third party to acquire control of BioSig or a large block of our common stock without the approval of our board of directors. The rights will expire on July 13, 2021, unless terminated earlier by our board of directors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 7, 2020, BioSig Technologies, Inc. issued 30,000 shares of common stock to IRTH Communications LLC in exchange for consulting services rendered with a fair value of $214,800, pursuant to a service renewal agreement, dated December 11, 2019. The issuance of the shares of common stock to IRTH was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

1.1	Open Market Sale Agreement (SM), dated August 28, 2020, by and between BioSig Technologies, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on August 28, 2020)
3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
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

4.1

Rights Agreement dated as of July 14, 2020 between BioSig Technologies, Inc. and Action Stock Transfer Corporation, as Rights Agent. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 17, 2020)

10.1

Amendment No. 2 to Assignment and License Agreement, dated as of September 2, 2020, by and among ViralClear Pharmaceuticals, Inc. and Vertex Pharmaceuticals Incorporated (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 3, 2020)

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

BIOSIG TECHNOLOGIES, INC.

Date: November 5, 2020	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)