Form 10-K
period 2020-12-31
BioSig Technologies, Inc.
filed 2021-03-15
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2020, based on the price at which the common stock was last sold on such date, is $182,302,855. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 12, 2021, there were 31,789,781 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

ITEM 1 – BUSINESS

Corporate Structure

We were formed as BioSig Technologies, Inc., a Nevada corporation, in February 2009 and in April 2011 we merged with our wholly-owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. BioSig is principally devoted to improving the standard of care in electrophysiology with our PURE EP™ System’s enhanced signal acquisition, digital signal processing, and analysis during catheter ablation of cardiac arrhythmias. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in business enterprise in early commercialization stage.

On November 7, 2018, we formed a subsidiary under the laws of the State of Delaware, originally under the name of NeuroClear Technologies, Inc., for the purpose of pursuing additional applications of the PURE EP™ signal processing technology outside of the field of cardiac electrophysiology. Subsequently, in March 2020, the subsidiary was renamed to ViralClear Pharmaceuticals, Inc. (“ViralClear”). We own 70.2% of ViralClear’s outstanding shares of common stock as of March 12, 2021. ViralClear Pharmaceutical’s Business Overview can be found on pages 15.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. We own 100% of the subsidiary’s outstanding shares of common stock as of March 12, 2021. We plan to rename and repurpose this additional subsidiary for future endeavors; and we intend to return ViralClear to its former name, NeuroClear Technologies, Inc. (referred to herein as “NeuroClear”). NeuroClear’s Business Overview can be found on pages 15-18.

Business Overview

We are a medical technology company that is commercializing our PURE EP™ System which is an advanced signal acquisition and processing platform designed to provide essential diagnostic signals with high clinical value in all types of cardiac catheter ablations.

PURE EP™ is designed to address long-standing limitations that slow and disrupt cardiac catheter ablation procedures, such as environmental lab noise, signal saturation, slow signal recovery, and inaccurate display of fractionated potentials.

Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue to correct heart rhythm disturbances. In August 2018, we received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market our PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ System.

PURE EP™ is a signal processing platform that combines advanced hardware and software to address known challenges associated to signal acquisition, to enable electrophysiologists to see more signals and analyze them in real-time. The device aims to minimize noise and artifacts from cardiac recordings and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and ablation procedures.

Our initial focus is on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for complex arrhythmias like ventricular tachycardia (“VT”), a potentially life-threatening arrhythmia, and atrial fibrillation (“AF”), the most common cardiac arrhythmia associated with a fivefold risk of stroke.

During 2019, we began conducting our first clinical observational patient cases using the PURE EP System at Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas; Prisma Health at Greenville Health System in South Carolina; Indiana University; and Santa Barbara Cottage Hospital in California. The initial experience across these early evaluation centers showed that the PURE EP™ System functions as designed: we received positive feedback from the EP users about the improved signal detection and fidelity during ablation procedures on patients with various arrhythmias, such as ischemic ventricular tachycardia, AF, atypical flutter, atrioventricular nodal reentry tachycardia (AVNRT), supraventricular tachycardia, premature ventricular contractions (PVC), and a rare case of dual septal pathway.

In November 2019, we commenced our first clinical study for the PURE EP™ System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” Texas Cardiac Arrhythmia Research Foundation (TCARF) in Austin, Texas, was the first institution to conduct patient cases under the clinical study; Mayo Clinic in Jacksonville, Florida was the second institution; and Massachusetts General Hospital (MGH) was the third to conduct patient cases under the same clinical study. As of March 8, 2021, 81 patients have been enrolled in the study. Initial results of evaluated data from the PURE EP 2.0 Study found that a cumulative total of 29 PURE EP signals out of 34 (85.3%) were rated as statistically equivalent or better for the dataset (identical electrocardiographic and intracardiac signal data recorded during 15 AF ablation procedures from the PURE EP System, the signal recording system, and the 3D mapping system). In 35.5% of samples, the reviewers selected PURE EP because "more signal components were visible."

We continue to install PURE EP Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP System has been utilized at several institutions, including University of Pennsylvania Hospital; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; and Memorial Hospital of South Bend, part of Beacon Health System, in South Bend, Indiana; and Houston Methodist in Texas.

To date, more than 575 patient procedures have been conducted with the PURE EP System by more than 38 electrophysiologists across eight different clinical sites in the United States.

In addition to clinical evaluation, we have conducted a total of twenty-seven pre-clinical studies with the PURE EP™ System, twenty-two of which were performed at Mayo Clinic in Rochester, Minnesota. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and four pre-clinical studies at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic and the University of Pennsylvania. We also intend to continue additional clinical external evaluation at a select number of other centers.

We have made progress towards obtaining a European CE marking certificate for medical devices. We intend to commence audit preparation for the International Organization for Standardization (“ISO”) 13485 with the expectation to proceed with the audit to obtain the ISO 13485 Certification and CE Mark in the first half of 2021 and subsequently file for CE Mark in the second half of 2021 or early in 2022, subject to the guidance from the European notified body.

In December 2020, we announced that three units were contracted for purchase by St David’s Healthcare of Austin, Texas and subsequently sold in February 2021. These units were our first commercial sale. Additionally, we are in active discussions with numerous accounts about the acquisition of the PURE EP™ System. We anticipate our initial customers will be medical centers of excellence and other healthcare facilities that operate EP labs.

Recent Developments

Mayo Clinic Artificial Intelligence (AI) Research Agreement

On January 2, 2021 we entered into a research agreement with Mayo Clinic regarding a Novel AI Program for our Novel Signal Recording System. The program is a strategic collaboration with Mayo to develop a next-generation AI- and machine learning-powered software for our PURE EP™ System. The new collaboration includes an R&D program that is expected to expand our proprietary hardware and software with advanced signal processing capabilities and aim to develop novel technological solutions by combining the electrophysiological signals delivered by PURE EP™ and other data sources.

The development program is under the leadership of Samuel J. Asirvatham, M.D., Mayo Clinic’s Vice-Chair of Innovation and Medical Director, Electrophysiology Laboratory, and Alexander D. Wissner-Gross, Ph.D., Managing Director of Reified LLC. We entered into a 10-year collaboration agreement with Mayo Clinic in March 2017 and in November 2019, we signed a patent and know-how license agreement with Mayo Foundation for Medical Education and Research in which such terms apply to this program. We also entered into a partnership with Reified LLC, a provider of advanced artificial intelligence-focused technical advisory services to the private sector in late 2019.

Aurigene Lawsuit

On January 8, 2021, Aurigene Pharmaceutical Services, LTD (“Aurigene”) filed a complaint with the United States District Court for the District of Connecticut claiming the Company is in default of certain milestone payments for manufacturing and services under contracts dated June 23, 2020 and July 16, 2020 in aggregate amount of $1,530,000. The Company denies any liability and intends to defend this claim vigorously.

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

Catheter ablation is usually performed by an electrophysiologist (a specially trained cardiologist) in a specialized room in an EP lab. According to a 2019 report by Health Research International, it is estimated that there will be approximately 11,466 global EP lab rooms performing catheter ablations in 2024 up from 9,978 in 2019, each typically with an EP recording system costing an average of $160,000. The global market for EP technologies employed in the catheter ablation of cardiac arrhythmias was estimated at $5.9 billion in 2019. This represented a 12.4% increase over the previous year that reflected a gradual rise in EP lab installations, an increase in the number of complex ablations performed, and the rising intensity and cost of devices employed in the treatment of complex ablations. Nearly 70% of revenues remain concentrated in the U.S. and industrialized nations of western Europe, which have the necessary resources to address this growing field. Overall, the growing reliability and long-term success of complex ablations is expected to drive an 11.5% annual increase in the global performance of complex ablations through 2024 which is expected to, in turn, drive an 11.3% real annual increase in total product sales during the same period to nearly $10.1 billion. In addition, global ablation procedure numbers are predicted to grow from 1,035,300 in 2019 to 1,556,055 in 2024; within this category, complex ablations (AF and VT) to increase from 529,650 in 2019 to 913,565 in 2024.

Catheter Ablation of AF and VT

Accurate recording of electrograms is critical to efficient mapping and ablation of complex arrhythmias. We believe that the clearer recordings and the very small amplitude of intracardiac signals--high frequency, small amplitude components in midst of large physiologic signals; signals important to characterize critical substrate, such as fractionated atrial and ventricular electrograms; and high-frequency, low-amplitude signals such as the Purkinje potentials—provided by the PURE EP System may improve outcomes during EP studies and ablation procedures for a variety of arrhythmias.

For patients who are candidates for ablation, an EP study is necessary to define the targeted sites for the ablation procedure. Two common, yet complex, conditions for which ablation procedures are performed are AF and VT. Most cardiac arrhythmias are well understood, and ablation simply requires destroying a small area of heart tissue possessing electrical abnormality. In contrast, complex arrhythmias, such as AF and VT, have complex pathophysiology and, because knowledge of their origins and mechanisms are incomplete, ablation treatments for these arrhythmias are largely empirical. Furthermore, the length of these procedures, which typically last from 3-6 hours, exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests. Consequently, ablating AF and VT has been regarded as being extremely difficult. Therefore, access to these procedures has traditionally been limited to being performed by only especially well-trained cardiologists and high-volume centers. Particularly during ablations for persistent (chronic) AF, long procedures and extensive ablation are often required. These procedures could result in significant scarring and damage to heart tissue, although a study from a French Bordeaux group found “recovery of atrial contractile function” (the heart goes back to beating and contracting normally) in 98% of patients in sinus rhythm after six months of follow-up. However, less experienced centers that do extensive ablations do run the risk of compromising the pumping ability and transport function of the left atrium.

AF is the most common heart rhythm disorder in the world and increases the risk for stroke 5-fold. In 2017, there were a reported 37.57 million prevalent cases of AF and 3.05 million incident cases of AF globally, contributing to over 287,000 deaths worldwide (Global, regional, and national prevalence, incidence, mortality, and risk factors for atrial fibrillation, 1990–2017: results from the Global Burden of Disease Study 2017). In 2020, the Centers for Disease Control and Prevention stated that it is estimated that 12.1 million people in the United States will have AF in 2030, more than 454,000 patients hospitalized annually as the primary diagnosis, and AF contributes to an estimated 158,000 deaths each year. An increasing proportion of diagnosed AF cases are now being treated via ablation, as both physician confidence and the devices used in these procedures improve. A growing amount of positive clinical data has demonstrated the efficacy of AF ablation when compared to the traditional first-line treatment of anti-arrhythmic drugs. The American College of Cardiology Foundation/American Heart Association Task Force reported that catheter-directed ablation of AF represents a substantial achievement that promises better therapy for a large number of patients presently resistant to pharmacological or electrical conversion to sinus rhythm (ACC/AHA/ESC 2006 Guidelines for the Management of Patients With Atrial Fibrillation). Additionally, the 2019 AHA/ACC/HRS Focused Update of the 2014 AHA/ACC/HRS Guideline for the Management of Patients With Atrial Fibrillation findings show patients that were in the AF catheter ablation group had significantly reduced overall mortality rate, reduced rate of hospitalization for worsening heart failure, and improved left ventricular ejection fraction as compared with the medical therapy group, and according to device interrogation, more patients in the AF catheter ablation group were in sinus rhythm. However, rates of success and complications may vary for ablation, sometimes considerably.

The AF Ablation Long Term Registry is an international registry of 3,630 patients who underwent AF ablation between 2012 and 2015 – the study reported a 41% rate of repeat ablation at 3 years post ablation. At 12-month follow-up, the outcome was judged to have been successful in 74% of patients. However, almost 50% of the patients were still taking an antiarrhythmic drug. AF recurrences were less common in patients with paroxysmal (31%) than with persistent (40%) or long-standing persistent (44%) AF.

According to the Heart Rhythm Society, VT is the most dangerous arrhythmia since it may result in ventricular fibrillation, a rapid chaotic heartbeat in the lower chambers of the heart which can often result in sudden cardiac death. Because the fibrillating muscle cannot contract and pump blood to the brain and vital organs, ventricular fibrillation is the number one cause of sudden cardiac death which accounts for approximately 300,000 deaths in the U.S. each year. VT is typically treated with implantable cardioverter defibrillators, or ICDs, or a combination of ablation along with an ICD. Catheter ablation of VT has historically been used primarily for drug refractory ventricular arrhythmias in patients with ICDs. However, advances in electro-anatomical mapping systems, techniques to identify ablation sites during sinus rhythm, and the use of hemodynamic support devices has broadened the applicability of catheter ablation for ventricular arrhythmias. When performed in centers with high procedural volumes, the rates of complications remain relatively low. However, success rates have historically been quite variable and highly dependent on the specific ablation approach adopted. Additionally, catheter ablation has evolved into an important treatment option for patients with scar-related heart disease presenting with VT or VF. An individual’s success rate of catheter ablation for VT is determined by the amount of infarct-related scar burden, represented as low-voltage signals; the experience of the team and center will influence outcomes. In patients with recurrent VT or VF despite complete revascularization and optimal medical treatment, radiofrequency catheter ablation should be considered. Recurrent VF episodes may be triggered by PVCs arising from partially injured Purkinje fibers or ventricular myocardium injured by ischemia and/or reperfusion. Precise catheter mapping and successful ablation of triggers for VT or VF, or myocardial substrate sustaining VT or VF, is a complex and demanding procedure according to the 2015 ESC Guidelines for the management of patients with ventricular arrhythmias and the prevention of sudden cardiac death The Task Force for the Management of Patients with Ventricular Arrhythmias and the Prevention of Sudden Cardiac Death of the European Society of Cardiology (ESC).

We believe that ablation will continue to become a preferred treatment for AF and VT. This increase in demand for ablation procedures has also increased the demand for technological advances in medical devices essential to ablation procedures. Improvements are needed to help reduce the periprocedural complications and decrease costly lengths of stay in patients undergoing catheter ablation procedures, adding focus to improving outcomes at low volume hospitals and among patients at high risk due to comorbidities. We believe that the PURE EP System may have a meaningful impact on assisting ablation strategies especially for repeat ablations and for those with significant scarring as it was developed to reveal the high frequency and very small amplitude of intracardiac signals important for identifying ablation targets.

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

In addition, the EP lab consists of sophisticated equipment that requires an electrophysiologist to mentally integrate information from a number of sources during procedures. There are numerous monitors in an EP lab that provide and display this variety of information. An electrophysiologist needs to evaluate the acquired cardiac signals and the patient’s responses to any induced arrhythmias during the procedure.  However, it can be difficult for an electrophysiologist to synthesize the disparate information produced by the numerous monitors in the lab and calculate the real-time, three-dimensional orientation of the anatomy and the location of the recording and ablation catheters. As the number of EP procedures increase, a variety of diagnostic, therapeutic and highly specialized ablation catheters are widely available and continue to be developed.  In addition, remote robotic and magnetic navigation systems have been developed to address limitations of dexterity in controlling the catheter tip, especially during complex arrhythmia ablation procedures. We believe that, considering the improvements being made with respect to other equipment used in the EP lab and the continual increase of ablation procedures, the EP recorders currently available on the market are not sufficiently advanced with respect to the quality of their recordings to deliver adequate results. We believe that the PURE EP System will be able to deliver superior quality of recordings that will allow it to successfully integrate with the other advanced equipment found in the EP lab.

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

Our Product

The PURE EP™ System is designed to address long-standing limitations that slow and disrupt cardiac catheter ablation procedures, such as environmental lab noise, signal saturation, slow signal recovery, and inaccurate display of fractionated potentials. PURE EP™ is a signal processing platform that combines advanced hardware and software to address known challenges associated to signal acquisition, to enable electrophysiologists to see more signals and analyze them in real-time. The device aims to minimize noise and artifacts from cardiac recordings and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and ablation procedures.

PURE EP™ was designed to be useful in arrhythmia diagnosis. For example, in atrioventricular reentrant tachycardia (AVRT) & AV nodal reentrant tachycardia (AVNRT), EP physicians often look for a slow pathway potential or accessory pathway potentials that are not easy to detect. Furthermore, during pacing maneuvers, important diagnostic signals may be buried inside the saturation artifact from the pacing electrode. The wide dynamic range of the PURE EP™ System may allow for better differentiation of those signals, as there is no system saturation and a quicker recovery to baseline.

Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue to correct heart rhythm disturbances. In August 2018, we received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market our PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ System.

Our initial focus is on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for complex arrhythmias, like ventricular tachycardia (“VT”) and atrial fibrillation, or AFib (“AF”). VT is a fast, abnormal heart rate in the heart’s lower chambers. VT does not give your heart enough time to fill with blood before it contracts again. This can affect blood flow to the rest of your body and is potentially life-threatening. AF is the most common cardiac arrhythmia associated with a fivefold risk of stroke. AF occurs when the upper chambers of the heartbeat irregularly, and do not pump all of the blood to the lower chambers, causing some blood to pool and potentially form clots. If a clot breaks loose, it can travel through the bloodstream to the brain and lead to a stroke. Strokes related to AF are often more severe compared to strokes with other underlying causes.

We believe that the PURE EP System and its advanced signal processing tools may contribute to improvements in patient outcomes in connection with catheter ablation due to the following advantages over currently available devices on the market:

●

Less noise: PURE EP’s low-noise proprietary architecture was engineered to enable acquisition of high-fidelity signals in the original, unfiltered format. PURE EP’s Main System Unit (MSU) topology incorporates advanced shielding and very low noise front-end components.

●

Wider range: PURE EP’s wide dynamic range was developed to retain cardiac signal details and reduce saturation. PURE EP™ combines a low-noise signal architecture with a fixed range up to 500mV, so signals are rarely clipped or limited by quantization noise.

●

Higher fidelity: PURE EP’s large frequency bandwidth and linear signal acquisition helps to accurately display complex fractionated signals, even at lower amplitudes and higher frequencies. This unique system capability minimizes signal attenuation and maintains original signal amplitude – especially critical for identifying and interpreting complex arrhythmogenic substrates.

●

Clear, stable unipolar signals: The PURE EP System uses an innovative approach to acquiring unipolar signals. The Wilson Central Terminal (WCT+™) relies on a common front-end circuitry similar to how bi-polar intracardiac signals are acquired. This enables clear, stable unipolar signals, without the need for an internal reference catheter.

●

Customizable software and filters: PURE EP™ offers software modules and specialty digital filters, so electrophysiologists can customize their interface and optimize signals for mapping, signal interpretation and during therapy delivery.

●

Seamless integration: PURE EP™ integrates with existing EP labs and workflows. It is compatible and complementary with EP recording systems, mapping systems, robotic equipment, and multi-display panels.

We believe that these features may allow physicians to better determine precise ablation targets, strategy, and end point of procedures with the objective of reducing the need for patients to undergo multiple procedures, and to allow for less experienced EP physicians to perform more complex procedures. The PURE EP System is intended to operate in conjunction with the existing EP lab equipment.

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

In November 2019, we commenced our first clinical study for the PURE EP™ System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” Texas Cardiac Arrhythmia Research Foundation (TCARF) in Austin, Texas, was the first institution to conduct patient cases under the clinical study. On January 16, 2020, we announced the installation of a PURE EP System at Mayo Clinic Florida campus in Jacksonville, Florida. Mayo Clinic was the second institution to conduct patient cases under the same clinical study. On August 4, 2020, we announced the installation of a PURE EP System at Massachusetts General Hospital (MGH) as part of the expanding clinical study. As of March 8, 2021, 81 patients have been enrolled in the study.

In September 2020, we presented results from our first randomized, blinded signal sample analysis in the PURE EP 2.0 Clinical Study. The data was generated during AF ablation procedures conducted at St. David’s Medical Center, Austin, Texas. Our scientific abstract and poster entitled, "A novel cardiac signal processing system for electrophysiology procedures: early insights from the PURE EP 2.0 study" was presented at the ESC Congress 2020 – The Digital Experience. The abstract was co-authored by Carola Gianni, M.D., Amin Al-Ahmad, M.D., Shane M. Bailey, M.D., G. Joseph Gallinghouse, M.D., Rodney P. Horton, M.D. and Andrea Natale, M.D. of TCAI. The independent, blinded reviewers were Bradley P. Knight, M.D. (Northwestern University), Wendy Tzou, M.D. (University of Colorado), and Pasquale Santangeli, M.D. (University of Pennsylvania). Identical electrocardiographic and intracardiac signal data were recorded during 15 AF ablation procedures from the PURE EP System, the signal recording system, and the 3D mapping system. The collected signals underwent blinded, controlled evaluation by three independent electrophysiologists to determine whether the PURE EP signals are a viable alternative to conventional sources and if it provides additional or clearer diagnostic information. Reviewers were asked to record the quality of each signal sample on a scale of 1-10 and select a rationale for their rating in a dropdown menu. Based on the ratings for each pair of signals, a cumulative total of 29 PURE EP™ signals out of 34 (85.3%) were rated as statistically equivalent or better for this dataset. In 35.5% of samples, the reviewers selected PURE EP™ data because "more signal components were visible." The abstract concludes that the PURE EP™ System is able to produce reliable and high-quality signals when compared to the available standard of care systems.

The PURE EP™ System was highlighted in several patient cases conducted live during EPLive in December 2020, the fifth international symposium on complex arrhythmias, by Andrea Natale, M.D., F.H.R.S., F.A.C.C., F.E.S.C., Executive Medical Director of the Texas Cardiac Arrhythmia Institute (TCAI) at St. David’s Medical Center in Austin, TX and EPLive course director, and Joseph Gallinghouse, M.D.

Clinical observations collected with our PURE EP System were also presented by G. Joseph Gallinghouse, M.D., Texas Cardiac Arrhythmia Institute at St. David’s Medical Center, during AF Symposium 2021 Spotlight Session: Early Stage and Emerging New Technologies and Drugs in Cardiac EP on January 29, 2021 streamed live. Dr Gallinghouse highlighted advantages of PURE EP across steps of a complex procedure and emphasized that accurate recording of electrograms is critical for mapping and ablation. He noted that he still quite often faces issues with suboptimal signal quality even though the lab has clean power and is properly shielded. With the PURE EP System, however, he was able to digitally zoom in on signals of interest without gaining noise; he was able to identify high frequency, low amplitude signals in a patient with atypical atrial flutter and significant scar in the atria.

On September 23, 2020, we installed the PURE EP System at the University of Pennsylvania Hospital. On October 29, 2020, we announced the installation of our PURE EP System at the Deborah Heart and Lung Center in Browns Mills, New Jersey for clinical evaluation. On January 12, 2021 we announced the installation and first patient cases conducted at Memorial Hospital of South Bend, part of Beacon Health System, in South Bend, Indiana under the leadership of Vinod Chauhan, M.D. and Deepak Gaba, M.D. And, on February 10, 2021 we announced new clinical sites to receive our systems: New York-Presbyterian/Weill Cornell Medical Center, Michigan Medicine–University, and Houston Methodist Hospital.

To date, more than 575 patient procedures have been conducted with the PURE EP System by more than 38 electrophysiologists across eight different clinical sites in the United States.

In addition to clinical evaluation, we have conducted a total of twenty-seven pre-clinical studies with the PURE EP™ System, twenty-two of which were performed at Mayo Clinic in Rochester, Minnesota. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and four pre-clinical studies at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic and the University of Pennsylvania. We also intend to continue additional clinical external evaluation at a select number of other centers.

The current PURE EP System

Examples of PURE EP Signals

Commercialization of the PURE EP™ System

We have developed a marketing strategy to introduce and support our PURE EP™ System. The strategy includes our presence (in-person and virtually) at leading industry events and scientific sessions, both nationally and internationally, for the purposes of physician education, PURE EP System’s demonstrations and select presentations of advanced R&D product pipeline.

We have begun implementing a market development program to commercially launch our PURE EP System. We have installed PURE EP Systems at several medical centers of excellence (COEs) throughout the U.S. during 2020 and will continue to do so in 2021 for clinical evaluation - whereby these systems are installed on a trial basis for system evaluations; data collection for our clinical trials; to gather and publish data in in peer-reviewed journals and for presentations at cardiology conferences; and for potential demonstrations to other physicians to observe the technology.

Health systems, facilities, and physicians that have conducted or observed cases performed with our technology may potentially acquire the system. Sales of our systems would potentially consist of hardware, software, and a recurring revenue feature through a technical service contract, including software upgrades, and down the line, include the AI aspect. In December 2020, we announced that three units were contracted for purchase by St David’s Healthcare of Austin, Texas.

We intend to support our commercial activities by growing clinical validation and educational and training programs, including establishing training hubs at our early hospital partners’ facilities. With the increased commercialization activity planned, we also plan to continue to grow our clinical account management team to support the initial use of the system and assist with ongoing product training and education, and plan to develop an agile regional sales team to escalate our commercialization efforts along with a technical support team.

We will deploy Vuzix’s M400 Smart Glasses for remote servicing of our PURE EP™ System to support our commercialization efforts which offers an ideal solution for compliance with COVID-19 travel restrictions. Vuzix® Corporation (NASDAQ: VUZI) is a leading supplier of smart glasses and augmented reality (AR) technology and products.

Our commercial and clinical activities are led by Vice President of Sales, John Kowalski who spent 24 years at Johnson & Johnson’s Biosense Webster division, a global leader and pioneering innovator in the electrophysiology market; Julie Stephenson, MBA, Vice President of Clinical Affairs; and Olivier Chaudoir, Senior Director of Marketing. We believe we have ample inventory to meet planned commercial placement requirements in 2021, and we believe we will increase our domestic sales efforts and also stage our European commercialization efforts during 2021-2022. We have made progress towards obtaining a European CE marking certificate for medical devices. We intend to commence audit preparation for the International Organization for Standardization (“ISO”) 13485 with the expectation to proceed with the audit to obtain the ISO 13485 Certification and CE Mark in the first half of 2021 and subsequently file for CE Mark in the second half of 2021 or early in 2022, subject to the guidance from the European notified body.

Technology and Development Plan

Our technology team consists of twelve engineers and consultants with expertise in digital signal processing, low power analog and digital circuit design, software development, embedded system development, electromechanical design, testing and system integration, and the regulatory requirements for medical devices. We have also entered into collaboration agreements with advisors and medical institutions in the fields of cardiology and electrophysiology, including Mayo Clinic and the Texas Cardiac Arrhythmia Institute in Austin, Texas, where clinical trials are currently underway to define the clinical effectiveness of the system. Currently, we have outsourced manufacturing of the complete PURE EP System to Minnetronix Medical. In addition, we plan to identify a second medical device manufacturer.

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

On January 2, 2021 we entered into a research agreement with Mayo Clinic regarding a new AI research Program for our Novel Signal Recording System. The program is a strategic collaboration with Mayo to develop a next-generation AI- and machine learning-powered software for our PURE EP™ System. The new collaboration includes an R&D program that will expand our proprietary hardware and software with advanced signal processing capabilities and aim to develop novel technological solutions by combining the electrophysiological signals delivered by PURE EP™ and other data sources. The development program is under the leadership of Samuel J. Asirvatham, M.D., Mayo Clinic’s Vice-Chair of Innovation and Medical Director, Electrophysiology Laboratory, and Alexander D. Wissner-Gross, Ph.D., Managing Director of Reified LLC.

Competition

We are marketing the PURE EP System as an additional information system for the EP lab. In general, the EP market is characterized by intense competition. There are currently four large companies that share the majority of the EP recording market share in the US. They produce the following electrophysiology recording systems, with an average selling price of approximately $160,000 (source: DRG Medtech 360 Millennium report on EP Devices, issued in June 2019):

●	GE Healthcare’s family of CardioLab Recording Systems were initially developed in the early 1990s by Prucka Engineering, which was acquired by General Electric Company in 1999.

●	The LabSystem PRO EP Recording System was originally designed in the late 1980s by C.R. Bard. C.R. Bard’s electrophysiology business was acquired by Boston Scientific Corporation in 2013.

●	Siemens AG developed the Axiom Sensis XP in 2002 and now offers Sensis Vibe

●	HeNan HuaNan Medical Science and Technology Co., LTD. offers the GY-6000 multi-channel physiological recorder (not FDA approved).

●

St. Jude Medical, Inc.’s EP-WorkMate Recording System was acquired from EP MedSystems, Inc. in 2008, which had received clearance for the product from the FDA in 2003. In January 2017, Abbott Laboratories acquired St Jude Medical, Inc.

Based upon our analysis of data taken from patent applications filed with the U.S. Patent and Trademark Office (“USPTO”) and 510(k) approval applications filed with the FDA, and various publications, we believe that the above recording systems are built on relatively old technologies and all use similar approach in applying hardware and digital filters to remove noise and artifacts. We reasonably believe that such an approach sacrifices cardiac signal fidelity, and in the case of ablation, has a direct impact on the ablation strategy of an electrophysiologist. The method to remove noise and artifacts used by the conventional recorders could be a contributing factor to the multiple (or repeated) ablation procedures that are frequently required in order to completely cure patients from complex arrhythmias. We are not currently aware of any other companies that are developing similar recording technologies for electrophysiology laboratories.

Customers

In December 2020, we announced that three units were contracted for purchase by St David’s Healthcare of Austin, Texas and subsequently sold in February 2021, which was our first commercial contract. We are in active discussions with numerous additional accounts about the acquisition of the PURE EP System. We anticipate our customers will be medical centers of excellence and other healthcare facilities that operate EP labs.

Suppliers

The PURE EP System contains proprietary hardware and software modules that are assembled into the system. Hardware boards contain components that are available from different distributors. The parts used to manufacture analog and digital boards are readily available from several distributors or manufacturers. Presently, Minnetronix Medical in St Paul, Minnesota is manufacturing the complete PURE EP System, and we are evaluating a second medical device manufacturer.

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2020 and 2019 were $18,135,862 and $9,738,819, respectively.

ViralClear Business Overview

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. This subsidiary was established in November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. In March 2020, NeuroClear Technologies, Inc. was renamed ViralClear and repurposed to develop merimepodib, a broad-spectrum anti-viral agent that showed potential for the treatment COVID-19.

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

On October 26, 2020, the Company announced the halting of its signal finding Phase 2 trial, “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Efficacy and Safety of Oral Merimepodib in Combination with Intravenous Remdesivir in Adult Patients with Advanced Coronavirus Disease 2019 (COVID-19).” After the implementation of a protocol amendment that expanded the size of the trial from 40 to 80 hospitalized COVID-19 patients, and that limited enrollment to seriously ill patients, (NIAID Grade 3, who required high flow, high concentration oxygen to maintain adequate oxygenation) the Safety Monitoring Committee (SMC) was unblinded for safety reasons since these patients are at higher risk for dying from their disease.

At the time of the last review of the data by the SMC, 44 patients had been enrolled in the trial of whom 42 had received study drug (either merimepodib solution or matching placebo). This last review of the data documented all 22 Grade 4 patients were discharged from the hospital and did not relapse during the 37 day follow-up period.  However, patients who were NIAID Grade 3 patients (n = 20) at the time of enrollment had markedly different outcomes. Specifically, the unblinded SMC detected an imbalance in survival rates in these NIAID Grade 3 patients between the placebo and merimepodib making it unlikely that the trial would meet its primary safety endpoints. We had therefore elected to stop enrollment into the clinical trial. Patients were followed as per the protocol for safety monitoring; however, no further study drug treatments would be administered. We no longer intend to further develop merimepodib. However, the Company will see if other parties are interested in acquiring or licensing merimepodib.

In late 2020, we realigned ViralClear with the original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology, and we intend to return this subsidiary to its former name, NeuroClear Technologies, Inc. We own 70.2% of ViralClear’s outstanding shares of common stock as of March 12, 2021.

The Company incurred costs in connection with the winddown of the Phase II trial and the associated regulatory reporting in the final quarter of 2020 and may incur additional costs in 2021.

On March 5, 2021, we announced that the U.S. Patent Office had allowed a utility patent which has been exclusively licensed from the Mayo Foundation for Medical Education and Research. The patent application number 16/805,017 entitled, "Systems and Methods for Electroporation" was filed on February 28, 2020. The patent describes and claims methods and materials for improving the treatment of hypertension via electroporation of nerves in the renal area. Electroporation is an emerging technique that has demonstrated efficacy in treatments for several critical conditions and is currently being evaluated for the treatments of autonomic nervous disorders, including hyper- and hypotension / syncope.

NeuroClear Business Overview

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology. We own 100% of the outstanding shares of common stock as of March 12, 2021. We plan to rename this additional subsidiary and repurpose for future endeavors, and we intend to return ViralClear to its former name, NeuroClear Technologies, Inc. (referred to herein as “NeuroClear”).

NeuroClear is an early stage medical device company that is developing N-SENSE™, a novel sensing technology platform for high-speed electroneurogram (ENG) recordings. The specifications for this new product were based on the core competencies of the PURE EP™ signal processing technology, such as broad dynamic range of recorded signals and low signal-to-noise ratio, and adapted to address disorders of the autonomic nervous systems through recordings and analysis of action potentials, the impulses along the membrane of a muscle cell or a nerve cell. These impulses are considered to carry valuable clinical information but may be difficult to detect through conventional recording platforms.

NeuroClear aims to address what we believe to be the two main challenges of bioelectronic medicine devices: achieving accurate and targeted stimulation of specific nerves in a nerve bundle and implementing an effective feedback loop that can self-adjust for the optimal amount and timing of stimulation. We believe that advancements in overcoming these challenges will improve the safety and efficacy of current treatments and contribute to the developments of new therapy lines.

On December 18, 2020, NeuroClear signed a research agreement with the University of Minnesota launching a program to develop novel therapies to treat sympathetic nervous system disease. The program studies are expected to form a foundation for developing a new platform technology to address disorders of the autonomic nervous system. NeuroClear intends to develop new intellectual properties and products, including new hardware, software, and algorithmic solutions, with the support of Plexus a tier 1 US-based manufacturing partner and take it through FDA approval, manufacturing, and commercialization. The R&D program is led by Richard W. Bianco, Ph.D., Professor, Director of Experimental Surgical Services (ESS), Department of Surgery in the University of Minnesota Medical School, John W. Osborn, Ph.D., Professor, Department of Surgery and Director of the Minnesota Consortium for Autonomic Neuromodulation (MCAN) in the University of Minnesota Medical School and Barry Keenan, Ph.D., Vice President of Engineering at NeuroClear.

On February 10, 2021, the Company conducted its first preclinical experiment at the University of Minnesota.

NeuroClear has partnered with a tier 1 manufacturing partner to design, develop, and manufacture N-SENSE™, a novel sensing and stimulation platform technology.

NeuroClear will focus on improving therapies through clearer ENG recordings – methods used to visualize directly recorded electrical activities of neurons in the central nervous system (brain, spinal cord) and/or the peripheral nervous system (nerves, ganglions). ENGs are usually obtained by placing an electrode directly in the neural tissue. ENGs consist of small, high frequency, low amplitude signals, which have been proven hard to detect with conventional signal recording systems.

NeuroClear’s business strategy is to utilize our core signal processing technology to develop superior ENG recording and processing systems and includes the following:

• Develop N-SENSE™, a novel nerve sensing and stimulation platform technology to be used in product candidates which qualify for a nerve mapping and stimulation treatments including, but not limited to, renal denervation, deep brain stimulation and vagus nerve stimulation.

o	The N-SENSE™ is intended to be used as a value add-on to the existing neurostimulation technologies or act as a standalone platform.

• Pursue licensing opportunities and partnerships to leverage our expertise in high-fidelity signal processing for feedback loop systems for development of products for commercial success.

We believe that the following clinical areas may benefit the most through the advancements in achieving accurate and targeted stimulation and implementation of an effective self-adjusting feedback loop:

• Renal denervation (“RDN”): RDN has been shown to reduce blood pressure and can be an effective treatment for resistant hypertension sufferers who have failed drug therapy. The technique has proven to be effective, but clinical endpoints are still suboptimal. RDN device market is expected to reach $7B by 2027 (CAGR 23.7%).1

o

Potential Application: A device that can measure sympathetic nerve activity will inform the need and potential benefit for performing a procedure. Additionally, a device that can stimulate and elicit a sympathetic response, such as blood pressure, will aid in the assessment of nerve denervation success, and help determine if additional ablation is necessary. Therefore, a device that can perform stimulation on a number of channels, and record nerve activity is needed.

1Source:  iHealthcareAnalyst, Inc.  Feb. 2020

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

o

Other applications under our investigation include chronic pain management, ADHD, eating disorders, Alzheimer’s, addiction, epilepsy. Alzheimer’s as an application for DBS is currently undergoing clinical trials at several national and international institutions that target the hippocampal outflow pathways by increasing ACh availability, influencing the limbic system, and improving lead placements.

NeuroClear may seek additional research collaborations with other academic centers active in one or more fields of clinical interests described above.

Industry and Market Overview

The global neurostimulation devices market is predicted to grow at 15.23% CAGR during the forecast period with the market size reaching $18.667 billion by 2025 from $7.974 billion in 2019. North America is dominating the neurostimulation devices market with highest market share due to robust healthcare infrastructure, growing R&D activity and presence of major healthcare players. The neurostimulation market is primarily driven by deep brain and spinal cord stimulation. The overall neurostimulation market is expected to grow due to societal factors such as an increase in the geriatric population, as well as the associated increase in the prevalence of chronic diseases.

The segment of the neurostimulation market for central nervous system (CNS), which include nVNS and DBS, is projected to exceed $14.5 billion in 2029 from a market value of $5 billion in 2019.2

Non-invasive Vagus Nerve Stimulation

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

2Source: Bioelectronic Medicine  2019 – 2029. IDTechEx report, Dr. Nadia Tsao.

Deep Brain Stimulation:

Deep brain stimulator market is one of the fastest growing sectors in the neurostimulation market worldwide, growing at 9.3% annually and expected to reach $2.3 billion in worldwide market size by 2028. According to the World Health Organization, globally, 264 million people suffer from depression while 50 million people suffer from epilepsy. Parkinson’s disease and essential tremor are FDA-approved indications for DBS, and the deep brain stimulator market is largely dominated by Medtronic, Abbott, and Boston Scientific. These companies have been working on innovations in their electrodes to avoid stimulation of adjacent structures (electric field shaping) which are the root cause of unwanted side effects of DBS. The industry is working on decreasing the size of the implant of the DBS device, which may lead to a skull-mounted implant. Medtronic’s Activa systems consist of dual-channel or single channel IPGs. Abbott sells two devices known as the Infinity DBS IPG and Brio Rechargeable IPG. The Infinity DBS IPG is designated to manage movement disorders including Parkinson’s disease, essential tremor, and dystonia. It utilizes the Bluetooth technology to communicate with a controller and can receive updates through an application. The system allows for currents to be steered towards target areas while avoiding peripheral stimulation. The Brio Rechargeable IPG delivers constant currents to maintain the desired stimulation level. It has shown clinical efficacy in Parkinson’s disease and dystonia. Boston Scientific offers the Vercise directional lead in unison with their Neural Navigator systems ranging from 8 to 16 electrode leads and a directional system. Medtronic’s Percept PC Deep Brain Stimulation (“DBS”) system includes their BrainSense technology making it the first and only DBS neurostimulation system that has the ability to chronically capture and record brain signals while providing therapy to patients with neurologic disorders associated with Parkinson’s Disease (“PD”), among others.

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

Our owned patent portfolio now includes nine allowed/issued patents. Sixteen additional worldwide utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures. We also have two pending U.S. patent applications directed to artificial intelligence (AI). We also have 24 allowed/issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals. Finally, we have licenses to 15 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending. These 15 applications are generally directed to electroporation and stimulation.

BioSig and ViralClear signed three patent and know-how license agreements with Mayo Foundation for Medical Education and Research in November 2019.  Under the terms of the such agreements, BioSig exclusively licensed additional patents and applications of the Mayo Clinic related to novel ways for ablation therapy and to treat autonomic nervous system disease including hardware, software and algorithmic solutions to be integrated into the PURE EP platform technology. BioSig intends to take the licensed intellectual properties and products, which have been developed by Mayo Clinic over the last decade, through FDA approval, manufacturing, and commercialization. The development program is run under the leadership of Dr. Asirvatham. On March 5, 2021, we announced that the U.S. Patent Office had allowed a utility patent that ViralClear has exclusively licensed from the Mayo Foundation for Medical Education and Research. The patent application number 16/805,017 entitled, "Systems and Methods for Electroporation" was filed on February 28, 2020. The patent describes and claims methods and materials for improving the treatment of hypertension via electroporation of nerves in the renal area. Electroporation is an emerging technique that has demonstrated efficacy in treatments for several critical conditions and is currently being evaluated for the treatments of autonomic nervous disorders, including hyper- and hypotension / syncope.

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

On April 22, 2020, we filed a standard mark trademark application for “DECIBEL.”

On September 20, 2020, we filed a standard mark trademark application for “SMARTFINDER.”

On September 20, 2020, we filed a standard mark trademark application for “COMBIO.”

On October 22, 2020, we filed a standard mark trademark application for “WCT+.”

On October 22, 2020, we filed a standard mark trademark application for “ACCUVIZ.”

On November 5, 2018, we filed a standard mark trademark application for “NEUROCLEAR”, and on January 29, 2019, NeuroClear filed a stylized/design trademark application for the NeuroClear logo.

On October 4, 2019, we filed a stylized/design trademark application for “ALLIANCE FOR ADVANCING BIOELECTRONIC MEDICINE.”

On May 26, 2020, we filed a standard mark trademark application for “N-SENSE.”

On May 26, 2020, we filed a standard mark trademark application for “N-SENSE TECHNOLOGIES.”

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

U.S. Healthcare Laws and Regulations

In the United States, there are various healthcare fraud and abuse laws that apply to medical device manufacturers, such as us, with respect to our financial relationships with hospitals, physicians, patients, marketers and sales agents, and other potential purchasers or acquirers of our products or those who are in a position to refer or recommend our products. Federal and state anti-kickback laws prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. The U.S. government has published regulations that identify exemptions or “safe harbors,” which describe various payment and business practices that, although they potentially implicate the federal Anti-Kickback Statute, are not treated as offenses under the statute, and thereby, protected from enforcement actions under the federal Anti-Kickback Statute. To qualify, the activity must fit squarely within the safe harbor. Arrangements that do not meet a safe harbor are not necessarily illegal but will be evaluated on a case-by-case basis, and the federal safe harbors may not apply to state anti-kickback laws. Other provisions of state and federal law impose civil and criminal penalties for presenting, or causing to be presented, to third-party payors (including the government) for reimbursement claims that are false or fraudulent, or for items or services that were not provided as claimed. False claims allegations under federal, and some state, laws may be brought on behalf of the government by private persons, or “whistleblowers,” who could then receive a share of any recovery. In addition, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. The Physician Self-Referral Law, commonly referred to as the Stark law, is a strict liability statute that prohibits physicians from referring patients to receive certain services defined as “designated health services” payable by Medicare or Medicaid from entities with which the physician or an immediate family member has a financial relationship, unless a specific exception applies. Violations of these laws can lead to civil and criminal penalties, including but not limited to punitive sanctions, damage assessments, money penalties, imprisonment, denial of payment, exclusion from participation in federal healthcare programs, or some combination thereof.

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

Employees

As of March 12, 2021, we had 49 full-time employees. Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

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

Risk Factor Summary

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC before making investment decisions regarding our common stock.

●	Because we are an early commercialization stage company with one product in commercialization process, we expect to incur substantial additional operating losses.
●	Our PURE EP System and other product candidates are in continued development and may not be successfully developed or commercialized.
●

We expect to derive our revenue from sales of our PURE EP System and other products we may develop. If we fail to generate revenue from these sources, our results of operations and the value of our business will be materially and adversely affected.

●

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

●	We may be unable to develop our existing or future technology.
●	We may experience delays in any phase of the preclinical or clinical development of a product, including during its research and development.
●	We have not completed a clinical trial of our product. The results of additional clinical studies may not support the usefulness of our technology.
●	The medical device industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.
●	We, and our third-party manufacturer(s), are, and will be, subject to extensive regulation by the FDA.
●	The market for our technology and revenue generation avenues for our products may be slow to develop, if at all.
●	Our estimate of the size of our addressable market may prove to be inaccurate.
●	The EP market is highly competitive.
●	If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.
●	Our strategic business plan may not produce the intended growth in revenue and operating income.
●	We currently have limited sales, marketing or distribution operations and will need to expand our expertise in these areas.
●

Our product development program depends upon third-party researchers, including Mayo, who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials.

●	We may face risks associated with future litigation and claims.
●	If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.
●	If we infringe upon the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.
●

We depend on our collaboration with Mayo Clinic for the research and development of additional advanced features of PURE EP™ System. If this collaboration is not successful, we may not be able to realize the market potential of such features, and may not have rights to use any such developed advanced features.

●	The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

●

Although our shares of common stock are now listed on The Nasdaq Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

●	If we cannot continue to satisfy the continuing listing criteria of the Nasdaq Capital Market, the exchange may subsequently delist our common stock.
●	Future sales of our common stock in the public market or other financings could cause our stock price to fall.
●	If we sell additional equity or debt securities to fund our operations, it may impose restrictions on our business.

Risks Related to Our Business and Industry

Because we are an early commercialization stage company with one product in commercialization process, we expect to incur substantial additional operating losses.

We are an early commercialization stage company and we expect to incur substantial additional operating expenses over the next several years as our marketing, commercialization and customer development along with additional research and development increase for our PURE EP System and other product candidates. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. Our products that have generated minimal commercial revenue, and, although we expect to generate revenues this year from the commercial sale of our PURE EP System, may not be able to generate sufficient revenues to fund our operating expenses, if any. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

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

As of December 31, 2020, our cash and cash equivalents were approximately $28.3 million. Based on our currently expected level of operating expenditures, we expect that our existing cash and cash equivalents will be sufficient to fund our operations through at least the next 14 months, or May 2022. We expect our revenue to be generated from sales of our PURE EP System, for which we made first commercial sale in February 2021, and other products we may develop. Future sales of these products, if any, will be subject to, among other things, commercial and market uncertainties that may be outside our control. If we fail to generate our intended revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

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

In November 2019, we commenced our first clinical study with PURE EP System, and, to date, we have not completed a clinical trial of our product. Conducting clinical trials is a long, expensive, and uncertain process that is subject to delays and failure at any stage. Clinical trials can take months or years. The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including:

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

In order to market our products in the European Union and many other foreign jurisdictions, we may need to obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. Approval procedures vary among countries (except with respect to the countries that are part of the European Economic Area) and can involve additional clinical testing. The time required to obtain approval may differ from that required to obtain FDA approval. Should we decide to market our products abroad, we may fail to obtain foreign regulatory approvals on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority, including obtaining CE Mark approval, does not ensure approval by regulatory authorities in other foreign countries or by the FDA. We may be unable to file for, and may not receive, necessary regulatory approvals to commercialize our products in any foreign market, which could adversely affect our business prospects. In addition, a new Medical Device Regulation was published in 2017, which includes additional premarket and post-market requirements, as well as potential product reclassifications or more stringent commercialization requirements that could delay or otherwise adversely affect our clearances and approvals.

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

We currently have limited sales, marketing or distribution operations. We have begun implementing a market development program and are in the process of building such operations in connection with the commercialization of PURE EP System, and we are expanding our expertise in sales, marketing and distribution operations for commercial growth. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we have begun to invest in and will have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

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

If healthcare providers are unable to obtain sufficient reimbursement or other financial incentives from third-party healthcare payers related to the use of our products, their adoption and our future product sales will be materially adversely affected.

Widespread adoption of the PURE EP System, and any other products we may develop in the future, by the medical community is unlikely to occur without a financial incentive from third-party payors for the use of these products. Third-party payors include but are not limited to governmental programs such as Medicare and Medicaid, commercial health insurers and private payors, workers’ compensation programs, and other organizations. Currently, the PURE EP System does not receive separate reimbursement from any third-party payor. Instead, healthcare providers typically receive reimbursement for the procedure in which our product is used. Future regulatory action by CMS or other governmental agencies, or unfavorable clinical data, among other things, may impact coverage and/or reimbursement policies for procedures performed using our products. If healthcare providers are unable to obtain adequate coverage of, or reimbursement for, procedures performed using our products, or if managed care organizations do not receive improved capitated payments due to more accurate patient risk assessment using our products, we may be unable to sell our products at levels that are sufficient to allow us to achieve and maintain profitability, and our business would suffer significantly.

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

We presently maintain insurance coverage to protect against cybersecurity risks. However, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

We may be subject, directly or indirectly, to U.S. federal and state healthcare laws, including fraud and abuse, false claims, and privacy laws and regulations. Prosecutions under such laws have increased in recent years and we may become subject to such litigation and enforcement. If we are unable to, or have not fully complied with such laws, we could face substantial penalties.

We are subject, directly or indirectly, to various U.S. federal and state healthcare laws and regulations. These laws include fraud and abuse laws, such as the federal Anti-Kickback Statute, federal False Claims Act, and federal Foreign Corrupt Practices Act. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject, directly or indirectly, to patient privacy regulations by both the federal government and the states in which we conduct our business. The healthcare laws that may affect our ability to operate include, but are not limited to, the following.

●

The federal Anti-Kickback Statute, which prohibits persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs.

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

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the False Claims Act as well as under the false claims laws of several states.

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

If any of our employees, agents, or the physicians or other providers or entities with whom we do business are found to have violated applicable laws, we may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, or, if we are not subject to such actions, we may suffer reputational harm for conducting business with persons or entities found, or accused of being, in violation of such laws. Any such events could adversely affect our ability to operate our business and our results of operations.

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

These structural changes could entail further modifications to the existing system of private payors and government programs (such as Medicare, Medicaid, and the State Children’s Health Insurance Program), creation of government-sponsored healthcare insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for medical devices, including our current commercial products, those we and our development or commercialization partners are currently developing or those that we may commercialize or promote in the future. If reimbursement for our approved medical devices, products we currently commercialize or promote, or any product we may commercialize or promote is substantially reduced or otherwise adversely affected in the future, or rebate obligations associated with them are substantially increased, it could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

Further, the healthcare regulatory environment has seen significant changes in recent years and is still in flux.  Legislative initiatives to modify, limit, replace, or repeal the Healthcare Reform Law and judicial challenges continue.  Congress has enacted legislation that repeals certain portions of the Healthcare Reform Law, including but not limited to the Tax Cuts and Jobs Act, passed in December 2017, which included a provision that eliminates the penalty under the Healthcare Reform Law’s individual mandate, effective January 1, 2019, as well as the Bipartisan Budget Act of 2018, passed in February 2018, which, among other things, repealed the Independent Payment Advisory Board (which was established by the Healthcare Reform Law and was intended to reduce the rate of growth in Medicare spending). Additionally, in December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Healthcare Reform Law is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Healthcare Reform Law. The Fifth Circuit’s holding has been appealed to the U.S. Supreme Court, and a decision on the case is pending. Substantial uncertainty remains as to the future of the Healthcare Reform Law. We cannot predict the impact on our business of future legislative and legal challenges to the Healthcare Reform Law or other changes to the current laws and regulations. However, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability of healthcare providers to obtain reimbursement for medical procedures in which the products we currently, or intend to, commercialize are used, or that reduce medical procedure volumes, could adversely affect our operations and/or future business plans. The financial impact of U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for medical devices affected by the legislation. From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing coverage, reimbursement, pricing, and marketing of medical device products. In addition, third-party payor coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products.

The ongoing COVID-19 pandemic may adversely affect our business.

In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. The COVID-19 pandemic may adversely impact our business plan as our clinical studies may be delayed as hospitals in the impacted regions may shift their resources to patients affected by the disease. The rapidly evolving nature of the circumstances is such that it is impossible, at this stage, to determine the full and overall impact the COVID-19 pandemic may have, but it could disrupt production and cause delays in the supply and delivery of products used in our research and development efforts, adversely affect our employees, and disrupt our operations, all of which may have a material adverse effect on our business. In addition, the pandemic may have an adverse effect on the ability of regulatory bodies to review submissions in a timely manner, grant approvals or supervise our candidates and products, and may further divert the attention and efforts of the medical community to coping with the coronavirus and disrupt the marketplace in which we operate and may have a material adverse effects on our operations. Patient enrollment in future clinical trials could be slowed, delayed, or suspended due to the pandemic as well.

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

In addition, a significant resurgence of COVID-19 or other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act. As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings and have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

Furthermore, we are a non-accelerated filer as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide an auditor attestation of management’s assessment of internal control over financial reporting, which is generally required for SEC reporting companies under Section 404(b) of the Sarbanes-Oxley Act. Because we are not required to, and have not, had our auditor’s provide an attestation of our management’s assessment of internal control over financial reporting, a material weakness in internal controls may remain undetected for a longer period.

There are inherent limitations in all control systems, and misstatements due to error or fraud may occur and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us and adversely affect how our stock trades. This could in turn negatively affect our ability to access equity markets for capital.

Risks Related to Our Intellectual Property

If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. Our owned patent portfolio now includes nine allowed/issued patents. Sixteen additional worldwide utility patent applications are pending covering various aspects of our PURE EPTM System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures. We also have two pending U.S. patent applications directed to artificial intelligence (AI). We also have 24 allowed/issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals. Finally, we have licenses to 15 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending. These 15 applications are generally directed to electroporation and stimulation.  We plan to file additional patent applications in the U.S. and in other countries as we deem appropriate for our products.  Our applications have and will include claims intended to provide market exclusivity for certain commercial aspects of the products, including the methods of production, the methods of usage and the commercial packaging of the products. However, we cannot predict:

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

Our collaboration with Mayo Clinic is made subject to the rights of the U.S. government to the extent that the technology covered by the licensed intellectual property was developed under a funding agreement between Mayo Clinic and the U.S. government. Additionally, to the extent there is any conflict between our agreements with Mayo Clinic and applicable laws or regulations, applicable laws and regulations will prevail. Some, and possibly all, of the developed intellectual property rights relating to our advanced features may have been developed in the course of research funded by the U.S. government. As a result, the U.S. government may have certain rights to intellectual property embodied in our current or future products pursuant to the Bayh-Dole Act of 1980. Government rights in certain inventions developed under a government-funded program include a nonexclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the U.S. government has the right to require us, or an assignee or exclusive licensee to such inventions, to grant licenses to any of these inventions to a third party if the U.S. government determines that adequate steps have not been taken to commercialize the invention, that government action is necessary to meet public health or safety needs, that government action is necessary to meet requirements for public use under federal regulations, or that the right to use or sell such inventions is exclusively licensed to an entity within the U.S. and substantially manufactured outside the U.S. without the U.S. government’s prior approval. Additionally, we may be restricted from granting exclusive licenses for the right to use or sell our inventions created pursuant to such agreements unless the licensee agrees to additional restrictions (e.g., manufacturing substantially all of the invention in the U.S.). The U.S. government also has the right to take title to these inventions if we fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. In addition, the U.S. government may acquire title in any country in which a patent application is not filed within specified time limits. Additionally, certain inventions are subject to transfer restrictions during the term of these agreements and for a period, thereafter, including sales of products or components, transfers to foreign subsidiaries for the purpose of the relevant agreements, and transfers to certain foreign third parties. If any of our intellectual property becomes subject to any of the rights or remedies available to the U.S. government or third parties pursuant to the Bayh-Dole Act of 1980, this could impair the value of our intellectual property and could adversely affect our business. The U.S. government has not exercised any of these rights or provided us with any notice of its intent to exercise any of these rights with respect to any of the intellectual property licensed to us by Mayo Clinic. We are not aware of any instance in which the U.S. government has ever exercised any such rights with respect to any technologies or other intellectual property developed under funding agreements with the U.S. government.

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

Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

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

Nasdaq requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. Generally, we must maintain a minimum amount of stockholders’ equity and a minimum number of holders of our securities. If we fail to meet any of the continuing listing requirements, our common stock may be subject to delisting. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained.

Future sales of our common stock in the public market or other financings could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, the perception that these sales might occur or other financings, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act unless these shares are owned or purchased by “affiliates” as that term is defined in Rule 144 under the Securities Act. In addition, shares of common stock issuable upon exercise of outstanding options, restricted stock units and shares reserved for future issuance under our incentive stock plan will be eligible for sale in the public market to the extent permitted by applicable vesting requirements and, in some cases, subject to compliance with the requirements of Rule 144. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws.

If we sell additional equity or debt securities to fund our operations, it may impose restrictions on our business.

In order to raise additional funds to support our operations, we may sell additional equity or debt securities, which may impose restrictive covenants that adversely impact our business. The incurrence of indebtedness would result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we are unable to expand our operations or otherwise capitalize on our business opportunities due to such restrictions, our business, financial condition and results of operations could be materially adversely affected.

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options or warrants to purchase shares of our common stock, or upon exchange of the shares of ViralClear common stock into shares of our common stock.

As of March 12, 2021, we have outstanding options to purchase 3,780,037 shares of common stock and have reserved 1,466,565 shares of our common stock for further issuances pursuant to our 2012 Equity Incentive Plan. In addition, as of March 12, 2021, we may be required to issue 47,003 shares of our common stock for issuance upon conversion of outstanding convertible Series C preferred stock which includes accrued dividends as of March 12, 2021 and 1,436,200 shares of our common stock for issuance upon exercise of outstanding warrants.  Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

The Company is party to securities purchase agreements between ViralClear and the private placement investors with respect to a provision in each securities purchase agreement which provides that in the event that (i) ViralClear common stock is not listed on a national securities exchange by October 31, 2020, or (ii) a change of control (as defined in each securities purchase agreement) of ViralClear occurs, whichever is earlier, at the option of the holder of ViralClear common stock, each share of ViralClear common stock may be exchanged into 0.9 of a share our common stock if the ViralClear common stock subject to the share exchange was purchased in the private placement that closed in August or September 2019, or 1.1 shares of our common stock if the ViralClear common stock subject to the share exchange was purchased in the private placement that closed in October 2019 through December 2019. On November 30, 2020 and December 31, 2020 (the deadline to exchange), the Company issued an aggregate of 83,055 shares of common stock in exchange for 80,958 shares of ViralClear common stock. As such, as of December 31, 2020, the Company had a majority interest in ViralClear of 70.2%.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of March 12, 2021, four of our stockholders beneficially owned over 20.52% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

General Risk Factors

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

In addition, we maintain our engineering offices at 12424 Wilshire Boulevard, Los Angeles, California, where we lease approximately 4,000 square feet of office space.  This lease runs until June 30, 2021, with monthly payments of $14,731 from July 1, 2018 with escalating payments to $16,033 through June 30, 2021. In February 2021, we extended our LA lease till June 2022 with a fixed payment of $13,702 per month through June 2022. We do not have an option to extend the Los Angeles lease beyond June 2022.

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

ITEM 3 – LEGAL PROCEEDINGS

Aurigene Pharmaceutical Services LTD vs. ViralClear Pharmaceuticals Inc. and BioSig Technologies, Inc.

On January 8, 2021, Aurigene Pharmaceutical Services, LTD (“Aurigene”) filed a complaint with the United States District Court for the District of Connecticut claiming the Company is in default of certain milestone payments for manufacturing and services under contracts dated June 23, 2020 and July 16, 2020 in aggregate amount of $1,530,000. The Company contends that work was halted before any work was started on the contractual defined milestones and intends to defend vigorously.

From time to time, we may become involved in other various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM” and on September 21, 2018 we commenced trading on the Nasdaq Capital Market exchange under the same ticker symbol. Prior to October 29, 2014, there was no established trading price for our common stock. The last reported sales price of our common stock on the Nasdaq Capital Market on March 12, 2021, was $4.58 per share.

Holders of Record

As of March 12, 2021, there were approximately 279 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because the “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future but intend to retain our capital resources for reinvestment in our business.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

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

Overview

We are a medical technology company that is commercializing our PURE EP™ System which is an advanced signal acquisition and processing platform designed to provide essential diagnostic signals with high clinical value in all types of cardiac catheter ablations.

PURE EP™ is designed to address long-standing limitations that slow and disrupt cardiac catheter ablation procedures, such as environmental lab noise, signal saturation, slow signal recovery, and inaccurate display of fractionated potentials.

Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue to correct heart rhythm disturbances. In August 2018, we received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market our PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ System.

PURE EP™ is a signal processing platform that combines advanced hardware and software to address known challenges associated to signal acquisition, to enable electrophysiologists to see more signals and analyze them in real-time. The device aims to minimize noise and artifacts from cardiac recordings and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and ablation procedures.

Our initial focus is on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for complex arrhythmias like ventricular tachycardia (“VT”), a potentially life-threatening arrhythmia, and atrial fibrillation (“AF”), the most common cardiac arrhythmia associated with a fivefold risk of stroke.

During 2019, we began conducting our first clinical observational patient cases using the PURE EP System at Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas; Prisma Health at Greenville Health System in South Carolina; Indiana University; and Santa Barbara Cottage Hospital in California. The initial experience across these early evaluation centers showed that the PURE EP™ System functions as designed: we received positive feedback from the EP users about the improved signal detection and fidelity during ablation procedures on patients with various arrhythmias, such as ischemic ventricular tachycardia, AF, atypical flutter, atrioventricular nodal reentry tachycardia (AVNRT), supraventricular tachycardia, premature ventricular contractions (PVC), and a rare case of dual septal pathway.

In November 2019, we commenced our first clinical study for the PURE EP™ System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” Texas Cardiac Arrhythmia Research Foundation (TCARF) in Austin, Texas, was the first institution to conduct patient cases under the clinical study; Mayo Clinic in Jacksonville, Florida was the second institution; and Massachusetts General Hospital (MGH) was the third to conduct patient cases under the same clinical study. As of March 8, 2021, 81 patients have been enrolled in the study. Initial results of evaluated data from the PURE EP 2.0 Study found that a cumulative total of 29 PURE EP signals out of 34 (85.3%) were rated as statistically equivalent or better for the dataset (identical electrocardiographic and intracardiac signal data recorded during 15 AF ablation procedures from the PURE EP System, the signal recording system, and the 3D mapping system). In 35.5% of samples, the reviewers selected PURE EP because "more signal components were visible."

We continue to install PURE EP Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP System has been utilized at several institutions, including University of Pennsylvania Hospital; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; and Memorial Hospital of South Bend, part of Beacon Health System, in South Bend, Indiana; and Houston Methodist in Texas.

To date, more than 575 patient procedures have been conducted with the PURE EP System by more than 38 electrophysiologists across eight different clinical sites in the United States.

In addition to clinical evaluation, we have conducted a total of twenty-seven pre-clinical studies with the PURE EP™ System, twenty-two of which were performed at Mayo Clinic in Rochester, Minnesota. We also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and four pre-clinical studies at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic and the University of Pennsylvania. We also intend to continue additional clinical external evaluation at a select number of other centers.

We have made progress towards obtaining a European CE marking certificate for medical devices. We intend to commence audit preparation for the International Organization for Standardization (“ISO”) 13485 with the expectation to proceed with the audit to obtain the ISO 13485 Certification and CE Mark in the first half of 2021 and subsequently file for CE Mark in the second half of 2021 or early in 2022, subject to the guidance from the European notified body.

In December 2020, we announced that three units were contracted for purchase by St David’s Healthcare of Austin, Texas and subsequently sold in February 2021. These units were our first commercial sale. Additionally, we are in active discussions with numerous accounts about the acquisition of the PURE EP™ System. We anticipate our initial customers will be medical centers of excellence and other healthcare facilities that operate EP labs.

Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of consolidated financial statements in accordance with generally accepted accounting principles in the U.S. requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. The consolidated financial statements include estimates based on currently available information and our judgment as to the outcome of future conditions and circumstances.

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

Stock-Based Compensation

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

Use of estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of long-term operating leases, patent capitalization, fair value of acquired assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Derivative Instrument Liability

We account for derivative instruments in accordance with ASC 815, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other financial instruments or contracts and requires recognition of all derivatives on the balance sheet at fair value, regardless of hedging relationship designation. Accounting for changes in fair value of the derivative instruments depends on whether the derivatives qualify as hedge relationships and the types of relationships designated are based on the exposures hedged. On December 31, 2020 and 2019, the Company did not have any derivative instruments that were designated as hedges.

On December 31, 2020 and 2019, we had outstanding preferred stock that contained embedded derivatives. These embedded derivatives include certain conversion features and reset provisions.

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

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

Revenues and Cost of Goods Sold. We had no revenues or cost of goods sold during the twelve months ended December 31, 2020 and 2019.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2020 were $18,135,862, an increase of $8,397,043 or 86.2%, from $9,738,819 for the twelve months ended December 31, 2019. This increase is primarily due 2020 increases in Data /AI development in BioSig segment along with product development and consulting work in the ViralClear segment. In addition, in 2020 ViralClear issued: (i) its common stock with a fair value of $3,174,550; (ii) 259,959 warrants with a fair value of $1,299,795 and (iii) cash in aggregate of $408,545 to acquire research and development as compared to 2019 where BioSig issued warrants with a fair value of $3,162,342 and cash of $175,000 to acquire research and development (see discussion below).

Research and development expenses were comprised of the following:

	2020	2019
Salaries and equity compensation	$3,029,897	$3,488,321
Consulting expenses	2,442,353	696,287
Clinical studies and design work	2,067,622	1,944,607
Data/AI development	505,050	-
Product development and formulation	4,909,752	-
Acquired research and development	4,882,890	3,337,342
Travel, supplies, other	298,298	272,262
Total	$18,135,862	$9,738,819

Stock-based compensation for research and development personnel was $1,253,156 and $1,920,060 for the year ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2019, we and ViralClear entered into patent and know how agreements pursuant to which we paid Mayo Foundation for Medical Education and Research (“Mayo”) whereby we and NeuroClear paid Mayo an aggregate of $175,000 and warrants with an estimated fair value of $3,162,342.

On March 24, 2020, ViralClear entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trek Therapeutics, PBC (“Trek”).  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets (the “Purchased Assets”). As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid $350,000 in cash and issued 634,910 shares of ViralClear’s common stock to Trek at a fair of $3,174,550. The Purchased Assets were recorded as acquired research and development.

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

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with certain milestone payments.

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2020 were $40,953,253, an increase of $16,142,541, or 65%, from $24,810,712 incurred in the twelve months ended December 31, 2019. This increase is primarily due to increase in equity-based and other compensation, increases in professional services, consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) increased to $31,080,261 in the twelve months ended December 31, 2020 from $17,882,004 for the twelve months ended December 31, 2019, an increase of $13,198,257, or 74%. This increase is due to the value of the stock-based compensation increasing to $23,911,391 in 2020, as a result of the vesting of stock and stock options issued to board members, officers and employees, as compared to $13,923,678 of stock-based compensation in 2019, along with added additional personnel in 2020.

Professional services for the twelve months ended December 31, 2020 totaled $1,948,437, an increase of $944,298, or 94%, over the $1,004,139 recognized for the twelve months ended December 31, 2019. Of professional services, legal fees totaled $1,503,487 for the twelve months ended December 31, 2020, an increase of $601,348, or 67%, from $902,139 incurred for the twelve months ended December 31, 2019. The significant increase in legal fees in 2020 is due to legal work in asset acquisitions, financing and in developing and registering patents. Accounting fees incurred in the twelve months ended December 31, 2020 amounted to $257,956, an increase of $155,956 or 153%, from $102,000 incurred for the same period in 2019. The significant increase is due to additional work relating to internal control audit, design and monitoring, audit work relating to ViralClear segment.

Consulting fees totaled $6,868,943 for the twelve months ended December 31, 2020, an increase of $3,527,175 or 106%, from $3,341,768 for the twelve months ended December 31, 2019.  The increase primarily relates to our fund raising and investor relations to support our increased efforts in market research and potential investor identification and key consultants in connection with our commercialization efforts.

Travel, meals and entertainment costs for the twelve months ended December 31, 2020 were $372,568, a decrease of $331,997, or 47%, from $704,565 incurred during the twelve months ended December 31, 2019. The decrease in 2020 was due to various restrictions imposed by the COVID-19 pandemic-related measures as compared to 2019.

Rent for the twelve months ended December 31, 2020 totaled $483,859, an increase of $70,096, or 17%, from $413,763 incurred during the same period in 2019.  In 2020, our significant increase was the result of our full year lease payments with our sublease of our corporate headquarters in Connecticut and lease of facilities in Minnesota along with escalation increases of our existing leases in 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the twelve months ended 2020 totaled $93,533 as compared to $54,349 incurred during the same period in 2019.  The increase is due primarily to additional equipment purchased and amortization of our patent development costs in 2020.

Interest Income.  Interest income for the twelve months ended December 31, 2020 totaled $45,496 as compared to $132,751 earned during the twelve months ended December 31, 2019. The decrease in 2020 was due reduction of interest rates earned with cash balances in our interest-bearing accounts.

Preferred Stock Dividend. Preferred stock dividend for the year ended December 31, 2020 totaled $14,080, a decrease of $11,083, or 44% from $25,163 incurred during the year ended December 31, 2019. Preferred stock dividends are related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The significant decrease in 2020 as compared to 2019 is the result of 2020 conversions of the Series C Preferred Stock.

Noncontrolling Interest. In 2019 and 2020, ViralClear sold shares of its common stock to fund its initial and ongoing operations. As of December 31, 2020, we had a majority interest in ViralClear of 70.2%. The proportionate loss attributed to noncontrolling interests for the year ended December 31, 2020 was $6,921,709 as compared to $415,849 for 2019.

Net Loss Available to BioSig Technologies, Inc. Net loss available to common stockholders for the twelve months ended December 31, 2020 was $52,231,684, compared to a net loss of $34,079,991 for the twelve months ended December 31, 2019, an increase of $18,151,693 or 53%.  The primary reasons for the increase, as described above, are the increases in research and development costs and general and administrative expenses from 2019 to 2020.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 are detailed in Note 12 of the accompanying consolidated financial statements.

COVID-19

The full public-health impact of the ongoing COVID-19 pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in possibly delaying our commercialization objectives of the PURE EP Systems.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2020 of approximately $157 million, as well as a net loss of approximately $52 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach commercial profitability. We believe that our existing cash on hand and access to existing financing will be sufficient to enable us to fund our projected operating requirements for approximately 14 months. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

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

From August 24, 2020 through December 28, 2020, we sold an aggregate of 424,357 shares of our common stock under the Sales Agreement for proceeds of $2,228,000, net of expenses of $222,397 inclusive of initial offering expenses of $146,704.

From January 1, 2021 to March 12, 2021 we sold an aggregate of 251,720 shares of our common stock under the Sales Agreement for proceeds of $1,300,285, net of expenses of $40,215. As of March, 12, 2021, we had capacity to issue up to $41,191,020 million of common stock under the Sales Agreement.

The Shares are sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-230448), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

As of December 31, 2020, we had a working capital of $24,229,382, comprised of cash of $28,268,029, inventory of $768,319 and prepaid expenses of $300,080, which was offset by $4,722,138 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $72,217 and short term lease liabilities of $312,691. For the twelve months ended December 31, 2020, cash provided by financing activities totaled $42,845,395, comprised of proceeds from the sale of our common stock of $25,214,311, sale of subsidiary stock to non-controlling interests of $10,592,075, proceeds from At-the-market sale of our common stock of $2,228,000 and proceeds from the exercise of options and warrants of $4,811,009.  In the comparable period in 2019, $10,007,188 was raised through the sale of our common stock, sale of subsidiary stock to non-controlling interests of $5,011,309 and proceeds of $8,408,841 from the exercise of options and warrants. At December 31, 2020, we had cash of $28,268,029 compared to $12,108,582 at December 31, 2019. Our cash is held in bank deposit accounts. At December 31, 2020 and 2019, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2020 and 2019 was $26,599,228 and $15,482,982, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. Increase in cash outlays principally resulted from increased research and development and general and administrative expenses due to the continued development of our operations.

Cash used in investing activities for the twelve months ended December 31, 2020 was $86,720, compared to $285,934 for the twelve months ended December 31, 2019.  During the twelve months ended December 31, 2020, we purchased office furniture and computer equipment. For the twelve months ended December 31, 2019, we incurred $111,591 in patent and trademark costs and $177,092 purchases of office furniture and computer equipment, net with proceeds from disposal of equipment of $2,749.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2020, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Our future capital requirements will depend on a number of factors, including the progress of our research and development of product candidates, the timing and outcome of regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing and our success in developing markets for our product candidates. We believe our existing cash will be sufficient to fund our operating expenses and capital equipment requirements for the 14 months.

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

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BioSig Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioSig Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the board of directors and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Stock Based Compensation – Initial Measurement of Fair Value

Description of the Matter

As described in Note 2 of the consolidated financial statements, the Company measures stock-based awards at fair value and recognizes compensation expense related to such awards over the requisite service period. The Company uses the Black-Scholes option pricing model to determine the fair value of the awards. Certain inputs in the model used for determination of fair value of the awards of the Company and its subsidiary, such as the expected term, volatility, and fair value of stock, require management to make significant judgments.

How We Addressed the Matter in Our Audit

We reviewed the key assumptions utilized in calculation of volatility, and assessed the comparable companies used in the volatility calculation of the Company’s subsidiary. We reviewed management’s determination of the expected term and the fair value of the subsidiary’s stock and compared to the terms of the compensation agreements, historical information, and market data.

Recognition and Disclosure of Research and Development Costs

Description of the Matter

As described in Note 2 of the consolidated financial statements, research and development costs are expensed as incurred. Significant estimates include assessment of work in progress of multiple third-party contracts and evaluation whether milestones and contingent payments are probable in estimating the research and development costs to accrue or disclose in the reporting period. Recognition and disclosure of research and development costs were considered a critical audit matter due their material impact on disclosures in the consolidated financial statements and the nature and extend of audit effort required to evaluate the results of audit procedures.

How We Addressed the Matter in Our Audit

We reviewed third-party contracts, statements of work and purchase orders, discussed with personnel and obtained confirmations with external service providers as to the progress or stage of completion of services, the agreed-upon fee to be paid for such services, and probability of milestones and contingent payments.

Going Concern – Assessing the Company’s Ability to Continue as a Going Concern

Description of the Matter

As described in Note 3 of the consolidated financial statements, the Company has adequate cash on hand, which will provide sufficient liquidity to finance the operating activities of the Company for twelve months from the issuance of these consolidated financial statements. We determined that the Company’s ability to continue as a going concern is a critical audit matter due to significant management’s judgments and assumptions used in estimating future cash flows.

How We Addressed the Matter in Our Audit

We reviewed forecasted information, assessed reasonableness of the forecasted operating results and uses and sources of cash used in management’s assessment. This testing included inquiries with management, comparison of prior period forecasts to actual results, assessment of available financing, consideration of positive and negative evidence impacting management’s forecasts, market and industry factors.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.
Marlton, New Jersey
March 15, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of BioSig Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of BioSig Technologies, Inc. (the Company) as of December 31, 2019 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY March 13, 2020

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$28,268	$12,109
Inventory	768	578
Prepaid expenses and vendor deposits	301	141
Total current assets	29,337	12,828

Property and equipment, net	289	180

Right-to-use assets, net	306	714

Other assets:
Patents, net	346	365
Trademarks	1	1
Prepaid expenses, long term	5	27
Deposits	102	102

Total assets	$30,386	$14,217

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $317 and $40 to related parties as of December 31, 2020 and 2019, respectively	$4,722	$1,489
Dividends payable	73	129
Lease liability, short term	313	412
Total current liabilities	5,108	2,030

Lease liability, long term	1	311
Total debt	5,109	2,341

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 and 215 shares issued and outstanding; liquidation preference of $105 and $215 as of December 31, 2020 and 2019, respectively	105	215

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 30,764,792 and 23,323,087 issued and outstanding as of December 31, 2020 and 2019, respectively	31	23
Additional paid in capital	181,344	115,910
Accumulated deficit	(157,005)	(104,787)
Total stockholders' equity attributable to BioSig Technologies, Inc.	24,370	11,146
Non-controlling interest	802	515
Total equity	25,172	11,661

Total liabilities and equity	$30,386	$14,217

See the accompanying notes to the consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2020	2019
Operating expenses:
Research and development	$18,136	$9,739
General and administrative	40,954	24,811
Depreciation and amortization	94	54
Total operating expenses	59,184	34,604

Loss from operations	(59,184)	(34,604)

Other income (expense):
Interest income, net	45	133
Loss on foreign currency translation	(1)	-

Loss before income taxes	(59,140)	(34,471)

Income taxes (benefit)	-	-

Net loss	(59,140)	(34,471)

Non-controlling interest	6,922	416

Net loss attributable to BioSig Technologies, Inc.	(52,218)	(34,055)

Preferred stock dividend	(14)	(25)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(52,232)	$(34,080)

Net loss per common share, basic and diluted	$(1.87)	$(1.65)

Weighted average number of common shares outstanding, basic and diluted	27,906,584	20,694,662

See the accompanying notes to the consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2020 AND 2019
(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2018	16,868,783	$17	$74,039	$(70,732)	$-	$3,324
Common stock issued for services	1,558,317	2	9,674	-	-	9,676
Sale of common stock, net transactional costs	2,386,462	2	10,005	-	-	10,007
Sale of subsidiary shares to non-controlling interest	-	-	4,081	-	931	5,012
Common stock issued upon exercise of warrants at an average of $4.02 per share	1,860,479	2	7,469	-	-	7,471
Common stock issued upon exercise of options at an average of $4.95 per share	189,620	*	938	-	-	938
Common stock issued upon cashless exercise of warrants	162,592	*	-	-	-	-
Common stock issued upon cashless exercise of options	92,788	*	-	-	-	-
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	69,335	*	260	-	-	260
Common stock issued settlement of Series C Preferred Stock accrued dividends at $6.53 per share	21,379	*	139	-	-	139
Fair value of warrants issued to acquire research and development	-	-	3,162	-	-	3,162
Change in fair value of modified options	-	-	666	-	-	666
Stock based compensation	113,332	*	5,502	-	-	5,502
Preferred stock dividend	-	-	(25)	-	-	(25)
Net loss	-	-	-	(34,055)	(416)	(34,471)
Balance, December 31, 2019	23,323,087	$23	$115,910	$(104,787)	$515	$11,661

*-less than $1

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2020 AND 2019
(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	23,323,087	$23	$115,910	$(104,787)	$515	$11,661
Sale of common stock, net transactional costs	4,687,500	5	25,210	-	-	25,215
Sale of common stock under At-the-market offering, net of transaction expenses of $222	424,357	*	2,228	-	-	2,228
Sale of subsidiary shares to non-controlling interest	-	-	7,124	-	3,468	10,592
Common stock issued for services	679,555	1	4,399	-	-	4,400
Fair value of subsidiary shares issued to acquire research and development	-	-	1,051	-	248	1,299
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	29,334	*	110	-	-	110
Common stock issued settlement of Series C Preferred Stock accrued dividends at $4.53 per share	15,516	*	70	-	-	70
Common stock issued upon cashless exercise of warrants	12,840	*	-	-	-	-
Common stock issued upon cashless exercise of options	160,743	*	-	-	-	-
Common stock issued upon exercise of options at an average of $4.64 per share	586,825	1	2,721	-	-	2,722
Common stock issued upon exercise of warrants at an average of $3.88 per share	542,646	1	2,089	-	-	2,090
Common stock issued in exchange for subsidiary shares	83,055	*	24	-	(24)	-
Fair value of subsidiary shares issued to acquire research and development from Trek Therapeutics, PBC	-	-	2,439	-	735	3,174
Stock based compensation	219,334	*	17,983	-	2,782	20,765
Preferred stock dividend	-	-	(14)	-	-	(14)
Net loss	-	-	-	(52,218)	(6,922)	(59,140)
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172

See the accompanying notes to the consolidated financial statements

*-less than $1

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,140)	$(34,471)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	94	54
Amortization of right of use assets	456	346
Equity based compensation	25,165	15,178
Change in fair value of modified options	-	666
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC	3,174	-
Fair value of warrants to acquire research and development	-	3,162
Fair value of subsidiary stock issued to acquire research and development	1,299	-
Changes in operating assets and liabilities:
Inventory	(287)	(578)
Vendor deposits	(18)	100
Prepaid expenses	(119)	(90)
Security deposit	-	(48)
Accounts payable and accrued expenses	3,233	538
Operating lease liabilities	(458)	(340)
Net cash used in operating activities	(26,601)	(15,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from disposal of equipment	-	3
Payments of patent costs	-	(111)
Purchase of property and equipment	(87)	(177)
Net cash used in investing activity	(87)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	25,215	10,007
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	2,228	-
Proceeds from sale of subsidiary stock to non-controlling interest, net of issuance costs	10,592	5,011
Proceeds from exercise of options	2,722	938
Proceeds from exercise of warrants	2,090	7,471
Net cash provided by financing activities	42,847	23,427

Net increase in cash and cash equivalents	16,159	7,659

Cash and cash equivalents, beginning of the year	12,109	4,450
Cash and cash equivalents, end of the year	$28,268	$12,109

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$180	$399
Dividend payable on preferred stock charged to additional paid in capital	$14	$25
Right-to-use assets and lease liability recorded upon adoption of ASC 842	$-	$422
Record right-to-use assets and related lease liability	$2	$588

See the accompanying notes to the consolidated financial statements

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business and organization

BioSig Technologies, Inc. was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company is principally devoted to improving the standard care in electrophysiology with our PURE EP System’s enhanced signal acquisition, digital signal processing, and analysis during ablation of cardiac arrhythmias. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

On November 7, 2018, the Company formed a subsidiary under the laws of the State of Delaware originally under the name of NeuroClear Technologies, Inc. which was renamed to ViralClear Pharmaceuticals, Inc. (“ViralClear”) in March 2020. The subsidiary was established to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology, and subsequently in 2020, was repurposed to develop merimepodib, a broad-spectrum anti-viral agent that had potential against the COVID-19 virus (see below). At December 31, 2020, ViralClear was realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology.

In 2019, ViralClear sold 896,690 shares of its common stock for net proceeds of $5 million to fund initial operations. As of December 31, 2019, the Company had a majority interest in ViralClear of 87.8%.

On March 30, 2020, the subsidiary amended its Certificate of Incorporation to change its name to ViralClear Pharmaceuticals, Inc. from NeuroClear Technologies, Inc.

On March 24, 2020, ViralClear entered into an asset purchase agreement (the “Asset Purchase Agreement”) with Trek Therapeutics, PBC (“Trek”), a related party; an entity controlled by a member of the Company’s board of directors.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all rights, title and interest of Trek and its affiliates to certain assets (the “Purchased Assets”). As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock, which common stock may equal up to 10% of ViralClear’s outstanding equity, and sublicense fees in the event ViralClear sublicenses the Purchased Assets. On March 30, 2020, pursuant to the Asset Purchase Agreement, ViralClear paid $350,000 in cash and issued 634,910 shares of ViralClear’s common stock valued at $3.2 million to Trek. The purchased assets were accounted for as acquired research and development.

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

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with certain milestone payments up to $0.2 million in the aggregate. The common stock issued, and cash paid was accounted for as acquired research and development.

In May 2020, ViralClear sold 1,068,550 shares of its common stock to investors at $10.00 per share for net proceeds of $10.6 million to fund product development.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

In connection with the sale of ViralClear’s common stock in 2019, the Company provided that in the event that (i) the subsidiary stock is not listed on a national securities exchange by October 31, 2020, or (ii) a change of control, as defined in the stock purchase agreement, of ViralClear occurs, whichever is earlier, at the option of the holder of Subsidiary Stock, each share of Subsidiary Stock may be exchanged into shares of common stock of the Company at defined ratios. In November and December 2020, the Company issued an aggregate of 83,055 shares of common stock in exchange for 80,958 shares of ViralClear common stock. As such, as of December 31, 2020, the Company had a majority interest in ViralClear of 70.2%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology.

On October 26, 2020, BioSig Technologies, Inc. halted ViralClear’s signal finding Phase 2 trial, “A Phase 2, Randomized, Double-Blind, Placebo-Controlled Study of the Efficacy and Safety of Oral Merimepodib in Combination with Intravenous Remdesivir in Adult Patients with Advanced Coronavirus Disease 2019 (COVID-19).” We currently do not intend to further develop merimepodib. We plan to rename and repurpose the additional subsidiary formed on July 2, 2020 for future endeavors; and return ViralClear to its former name, NeuroClear Technologies, Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principals of consolidation

The accompanying consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc. and wholly owned subsidiary, NeuroClear Technologies, Inc. herein referred to as the “Company” or “BioSig”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, the fair value of long-term operating leases, patent capitalization, fair value of acquired assets, the fair value of the Company’s stock, stock-based compensation, fair values relating to derivative liabilities and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At December 31, 2020 and 2019, deposits in excess of FDIC limits were $27.8 million and $11.6 million, respectively.

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using the first-in, first-out method of valuation. The inventory at December 31, 2020 and 2019 were $0.8 million and $0.6 million, respectively.

Prepaid Expenses and Vendor Deposits

Prepaid expenses and vendor deposits are comprised of prepaid insurance and operating expense and other prepayments.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All the Company’s real estate leases are classified as operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The Company applies the portfolio approach in applying discount rates to its classes of leases. The operating lease ROU assets include any payments made before the commencement date. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company does not currently have subleases. The Company does not currently have residual value guarantees or restrictive covenants in its leases.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the years ended December 31, 2020 and 2019.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $18.1 million and $9.7 million for the year ended December 31, 2020 and 2019, respectively.

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

The computation of basic and diluted loss per share as of December 31, 2020 and 2019 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2020	December 31, 2019
Series C convertible preferred stock	47,578	82,251
Options to purchase common stock	3,568,497	3,980,804
Warrants to purchase common stock	1,446,200	2,744,718
Vested restricted stock awards	-	25,000
Totals	5,062,275	6,832,773

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award as measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the year ended December 31, 2020 and 2019, the Company recorded amortization of $19,005 and $15,576, respectively.

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders’ ownership interests related to the Company’s subsidiary, ViralClear Pharmaceuticals, Inc. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated statements of operations. The Company’s equity interest in ViralClear is 70.2% and the non-controlling stockholders’ interest is 29.8% as of December 31, 2020 and 87.8% and 12.2% at December 31, 2019, respectively. This is reflected in the consolidated statements of equity.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3 – MANAGEMENT’S LIQUIDITY PLANS

BioSig Technologies, Inc.’s primary efforts are principally devoted to improving the standard care in electrophysiology with our PURE EP System’s enhanced signal acquisition, digital signal processing, and analysis during ablation of cardiac arhythmias and ViralClear’s efforts are in developing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company has not generated revenues and there is no assurance that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's ongoing research and development will be successfully completed or that any product will be approved or commercially viable.

At December 31, 2020, the Company had working capital of approximately $24.2 million. During the year ended December 31, 2020, the Company raised approximately $25.2 million, net of expenses, through the sale of common stock, $10.6 million, net of expenses, through the sale of ViralClear’s common stock, $2.2 million through an At-the-market offering, net of expenses and $4.8 million from the exercise of warrants and options. In addition, the Company has in place a $45.0 million At-the-market offering, of which $42.5 million remains available at December 31, 2020 and on December 31, 2020, the Company filed a Form S-3, shelf registration statement for $75.0 million and subsequently on January 12, 2021 it was declared effective.

At December 31, 2020, the Company had cash of approximately $28.3 million, which together with approximately $1.3 million raised through filing, constitutes sufficient funds for the Company to meet its research and development and other funding requirements for at least the next 12 months from the date of issuance of these financial statements.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and 2019 is summarized as follows:

	December 31, 2020	December 31, 2019
Computer equipment	$232,902	$155,126
Furniture and fixtures	75,127	71,463
Manufacturing equipment	34,377	29,098
Testing/Demo equipment	96,000	-
Total	438,406	255,687
Less accumulated depreciation	(149,846)	(75,319)
Property and equipment, net	$288,560	$180,368

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $74,527 and $38,773 for years ended December 31, 2020 and 2019, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of December 31, 2020, the Company had outstanding five leases with aggregate payments of $38,435 per month, expiring through December 31, 2022.

As of December 31, 2019, the Company had outstanding four leases with aggregate payments of $37,435 per month, expiring through October 31, 2021.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

At lease commencement dates, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 5% to 8% and determined their initial present values, at inception, of $1,087,075.

Right to use assets is summarized below:

	December 31, 2020	December 31, 2019
Right to use assets, net	$1,087,075	$1,084,715
Less accumulated depreciation	(780,591)	(370,373)
Right to use assets, net	$306,484	$714,342

During the years ended December 31, 2020 and 2019, the Company recorded $492,844 and $413,763, as lease expense to current period operations.

Lease liability is summarized below:

	December 31, 2020	December 31, 2019
Total lease liability	$313,411	$723,419
Less: short term portion	(312,691)	(412,288)
Long term portion	$720	$311,131

Maturity analysis under these lease agreements are as follows:

Year ended December 31, 2021	$322,586
Year ended December 31, 2022	1,200
Total	323,786
Less: Present value discount	(10,375)
Lease liability	$313,411

Lease expense for the year ended December 31, 2020 and 2019 was comprised of the following:

	December 31, 2020	December 31, 2019
Operating lease expense	$455,591	$345,667
Short-term lease expense	35,453	66,422
Variable lease expense	1,800	1,674
Total	$492,844	$413,763

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2020 and 2019 consist of the following:

	December 31, 2020	December 31, 2019
Accrued accounting and legal	$176,735	$118,783
Accrued reimbursements and travel	55,836	58,566
Accrued consulting	255,693	170,284
Accrued research and development expenses	3,127,404	230,035
Accrued product purchases	30,350	346,206
Accrued marketing	-	11,181
Accrued office and other	127,315	17,885
Accrued payroll	935,471	522,503
Accrued settlement related to arbitration	13,333	13,333
	$4,722,137	$1,488,776

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

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of December 31, 2020 and 2019 was $3.75 per share, subject to certain reset provisions.

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2020, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand.  The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

In summary, the Company issued an aggregate of 44,850 shares of its common stock in exchange for 110 shares of the Company’s Series C Preferred stock (stated value of $110,000) and $70,341 accrued dividends for the year ended December 31, 2020 and an aggregate of 90,714 shares of its common stock in exchange for 260 shares of the Company’s Series C Preferred stock (stated value of $260,000) and $139,592 accrued dividends for the year ended December 31, 2019.

Series C Preferred Stock issued and outstanding totaled 105 and 215 as of December 31, 2020 and 2019, respectively.  As of December 31, 2020, and 2019, the Company has accrued $72,217 and $128,478 dividends payable on the Series C Preferred Stock.

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

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2020 and 2019, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of December 31,2020 and 2019, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

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

Voting Rights

Each share of Series F Preferred Stock shall entitle the holder thereof to a number of votes equal to the Adjustment Number (as defined in the Certificate of Designations) on all matters submitted to a vote of the stockholders of the Company, and shall vote collectively with the holders of common stock of the Company as one class on all matters submitted to a vote of stockholders of the Company, except as provided by law or expressly set forth in the Certificate of Designations.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Common stock

BioSig Technologies, Inc.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2020 and 2019, the Company had 30,764,792 and 23,323,087 shares issued and outstanding, respectively.

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

During the year ended December 31, 2020, the Company issued an aggregate of 219,334 shares of its common stock for vested restricted stock units as stock-based compensation.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

During the year ended December 31, 2020, the Company issued 679,555 shares of common stock for services at a fair value of $4,399,533 ($6.47 per share).

During the year ended December 31, 2020, the Company issued 542,646 shares of common stock in exchange for proceeds of $2,088,997 from the exercise of warrants.

During the year ended December 31, 2020, the Company issued 586,825 shares of common stock in exchange for proceeds of $2,722,012 from the exercise of options.

During the year ended December 31, 2020, the Company issued 12,840 shares of common stock in exchange for the exercise of 37,841 cashless exercises of warrants.

During the year ended December 31, 2020, the Company issued 160,743 shares of common stock in exchange for the exercise of 616,398 cashless exercises of options.

During the year ended December 31, 2020, the Company issued 83,055 shares of common stock in exchange for 80,958 previously issued ViralClear shares (see below).

At December 28, 2020, the Company granted restricted stock awards in aggregate of 658,868 shares of common stock and were subsequently issued in 2021. The Company expensed $2,628,883 at December 31, 2020 as stock-based compensation.

At-The-Market Sale Agreement

On August 28, 2020, the Company entered into an At-The-Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC to act as the Company’s sales agent and/or principal (“Jefferies” or the “Agent”), with respect to the issuance and sale of up to $45.0 million of the Company’s shares of common stock (the “Shares”) from time to time in an at-the-market offering.

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

From August 28, 2020 through December 31, 2020, the Company sold 424,357 shares of its common stock through the Sales Agreement for net proceeds of $2,228,000, after transactional costs of $222,397.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

ViralClear Pharmaceuticals, Inc.

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

On May 20, 2020, ViralClear and the Company entered into a securities purchase agreement, pursuant to which ViralClear agreed to sell in a private placement transaction an aggregate of 1,068,550 shares of ViralClear’s common stock at $10.00 per share, for an aggregate consideration of $10,592,075. This private placement closed on May 20, 2020.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,629,172 shares remaining available for future issuance of awards under the terms of the Plan as of December 31, 2020.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the year ended December 31, 2020 was estimated using the Black-Scholes pricing model.

During the years ended December 31, 2020 and 2019, the Company granted an aggregate of 1,070,000 (net of 50,000 canceled) and 1,599,053 options to officers, directors, and key consultants.

During the years ended December 31, 2020 and 2019, the Company issued an aggregate of 634,517 and 1,558,317 stock grants to officers, employees and key consultants under the plan. See Note 8.

The following table presents information related to stock options at December 31, 2020:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	1,767,132	7.6	1,512,552
5.01-7.50	1,413,032	6.5	965,817
7.51-10.00	323,333	5.5	205,412
10.01-12.50	65,000	9.4	44,166
	3,568,497	7.0	2,727,947

A summary of the stock option activity and related information for the Plan for the two years ended December 31, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2019	3,135,828	$5.34	5.2	-
Grants	1,599,053	$5.99	10.0	-
Exercised	(550,077)	$5.44
Forfeited/expired	(204,000)	$5.51
Outstanding at December 31, 2019	3,980,804	$5.58	6.3	$3,130,791
Grants	1,120,000	4.98	10.0	$-
Exercised	(1,203,223)	$5.08
Forfeited/expired	(329,084)	$5.19
Outstanding at December 31, 2020	3,568,497	$5.59	7.00	$110,961
Exercisable at December 31, 2020	2,727,947	$5.54	6.43	$66,899

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $3.90 as of December 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

In 2019, the Company granted an aggregate of 1,599,053 options to purchase the Company’s common stock in connection for services rendered with a weighted average exercise price of $5.99 per share for a term of ten years with vesting from immediate to three years from grant date.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On March 31, 2020, BioSig Technologies, Inc. granted 50,000 options to purchase the company stock in connection with the services rendered at the exercise price of $3.73 per share for a term of ten years with vesting quarterly vesting beginning June 30, 2020 for three years. On August 12, 2020, this option was cancelled and a was replaced for a restricted stock award for 50,000 shares.

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

On October 9, 2020, BioSig Technologies, Inc. granted an aggregate of 105,000 options to purchase the company stock to three employees at the exercise price of $5.03 per share for a term of ten years with one-third vesting on the one year anniversary and two-thirds vesting quarterly thereafter beginning January 9, 2022 for two years.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following assumptions were used in determining the fair value of options during the years ended December 31, 2020 and 2019:

	2020	2019
Risk-free interest rate	0.42% - 1.83%	1.45% to 2.74%
Dividend yield	0%	0%
Stock price volatility	86.51% to 93.43%	86.74% to 91.55%
Expected life	5 – 10 years	5-10 years
Weighted average grant date fair value	$4.03	$5.75

The fair value of all options vesting during the year ended December 31, 2020 and 2019 of $5,217,761 and $2,165,810, respectively, was charged to current period operations.  Unrecognized compensation expense of $3,163,790 and $4,513,290 at December 31, 2020 and 2019, respectively, will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at December 31, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.75	10,000	January 2021
$4.38	548,938	April 2021
$4.80	125,000	February 2025
$6.16	568,910	November 2027
$6.85	193,352	July 2021 to August 2021
	1,446,200

On November 20, 2019, the Company issued an aggregate of 568,910 warrants to purchase the Company’s common stock at $6.16 per share, expiring on November 20, 2027, to Mayo Foundation in connection with two know-how licensing agreements (See Note 11). The fair value of the of the issued warrants of $1,886,894, determined using the Black-Scholes option model with an estimated volatility of 71%, risk free rate of 1.69%, dividend yield of -0- and fair value of the Company’s common stock of $6.16, was charged to current period operations as acquired research and development.

On February 25, 2020, BioSig Technologies, Inc. issued warrants to purchase 125,000 shares of its common stock at $4.80 per share, expiring on February 21, 2025, for placement agent services in connection with the sale of the company’s common stock.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

A summary of the warrant activity for the two years ended December 31, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2019	4,579,511	$4.73	1.5	$1,924,388
Issued	568,910	$6.16	7.0	-
Exercised	(2,170,406)	$3.99
Expired	(233,297)	$7.24
Outstanding at December 31, 2019	2,744,718	$5.40	2.2	$3,410,763
Issued	125,000	4.80	4.2
Exercised	(580,487)	$3.89
Expired	(843,031)	$6.29	-	-
Outstanding at December 31, 2020	1,446,200	$5.44	3.3	$1,500

Vested and expected to vest at December 31, 2020	1,446,200	$5.27	3.2	$1,500
Exercisable at December 31, 2020	1,446,200	$5.27	3.2	$1,500

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $3.90 of December 31, 2020, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the Two years ended December 31, 2020:

Restricted shares issued as of January 1, 2019	-
Granted	376,000
Vested and issued	(113,332)
Restricted shares issued as of December 31, 2019	262,668
Granted	175,000
Vested and issued	(219,334)
Vested restricted shares as of December 31, 2020	-
Unvested restricted shares as of December 31, 2020	218,334

In 2019, the Company granted an aggregate of 376,000 restricted stock grants for services with vesting from immediate to two years from grant date.

In 2020, the Company granted an aggregate of 175,000 restricted stock grants for services with vesting from one year to three years from grant date.

Stock based compensation expense related to restricted stock grants was $1,151,676 and $1,586,736 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the stock-based compensation relating to restricted stock of $375,863 remains unamortized.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 1,051,618 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the two years ended December 31, 2020 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2019	-
Grants	575,000	$5.00	-
Exercised	-
Forfeited/expired	-
Outstanding at December 31, 2019	575,000	$5.00	9.29
Grants	1,599,173	$5.31	9.59
Exercised	-
Forfeited/expired	(646,507)	$5.77
Outstanding at December 31, 2020	1,527,666	$5.00	3.96
Exercisable at December 31, 2020	1,452,665	$5.00	3.68

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table presents information related to stock options at December 31, 2020:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	1,527,666	3.96	1,452,665

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

On October 11, 2019, the Company granted 575,000 options to purchase ViralClear common stock in connection with services rendered at an exercise price of $5.00 per share, for a term of 10 years, vesting immediately.

The following assumptions were used in determining the change in fair value of the ViralClear options at October 11, 2019:

Risk-free interest rate	1.56%
Dividend yield	0%
Stock price volatility	71.0%
Expected life	5 years

In 2020, ViralClear granted an aggregate of 1,599,173 options to purchase shares with an exercise price of $5.00 to $10.00 for ten years with 1,278,999 vested immediately, 120,174 quarterly over one year and 200,000 quarterly over two years.

The following assumptions were used in determining the change in fair value of the ViralClear options for the year ended December 31, 2020:

Risk-free interest rate	0.36% to 0.52%
Dividend yield	0%
Stock price volatility	125.16% to 126.03%
Expected life	5 – 6 years
Weighted average grant date fair value	$4.51

The fair value of all options vesting during the years ended December 31, 2020 and 2019 of $5,873,376 and $1,696,250, respectively, was charged to current period operations.  Unrecognized compensation expense of $328,686 at December 31, 2020 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at December 31, 2020:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

On November 20, 2019, ViralClear issued 473,772 warrants to purchase the Company’s common stock at $5.00 per share, expiring on November 20, 2027, to Mayo Foundation in connection with a know-how licensing agreement (See Note 13). The fair value of the of the issued warrants of $1,275,448, determined using the Black-Scholes option model with an estimated volatility of 71%, risk free rate of 1.69%, dividend yield of -0- and the estimate fair value of NeuroClear’ s common stock of $5.00, based on recent sales activity, was charged to current period operations as acquired research and development.

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

On July 13, 2020, ViralClear granted 82,716 restricted stock units to a consultant for services with vesting monthly over one year from date of grant.

The following table summarizes the restricted stock activity for the two years ended December 31, 2020:

Restricted shares issued as of January 1, 2019	-
Granted	40,000
Restricted shares issued as of December 31, 2019	40,000
Granted	1,380,716
Vested	-
Vested restricted shares as of December 31, 2020	732,465
Unvested restricted shares as of December 31, 2020	648,251

Stock based compensation expense related to restricted stock unit grants of ViralClear was $5,893,320 and $53,552 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the stock-based compensation relating to restricted stock of $1,025,802 remains unamortized.

NOTE 10 – NON-CONTROLLING INTEREST

On November 7, 2018, the Company formed ViralClear Pharmaceuticals, Inc., a Delaware Corporation, formerly known as NeuroClear Technologies, Inc. for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology and subsequently in 2020 was repurposed to develop a broad-spectrum anti-viral agent that had potential against the COVID-19 virus. In late 2020, ViralClear again was repurposed back to pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology.

In 2019, ViralClear sold 896,690 shares of its common stock for net proceeds of $5,011,310 to fund initial operations. At December 31, 2019, the Company had a majority interest in ViralClear of 87.8%.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In November and December 2020, the Company issued an aggregate of 83,055 shares of its common stock in exchange for 80,958 previously issued shares of ViralClear pursuant with 2019 purchase agreements.

As of December 31, 2020, the Company had a majority interest in ViralClear of 70.2%.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2020:

Net loss	$(28,372,143)
Average Non-controlling interest percentage of profit/losses	24.40%
Net loss attributable to the non-controlling interest	$(6,921,709)

Net loss attributable to the non-controlling interest for the year ended December 31, 2019:

Net loss	$(3,807,763)
Average Non-controlling interest percentage of profit/losses	10.92%
Net loss attributable to the non-controlling interest	$(415,849)

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2020:

Balance, January 1, 2019	$-
Allocation of equity to non-controlling interest due to sale of common stock	930,677
Net loss attributable to non-controlling interest	(415,849)
Balance, December 31, 2019	514,828
Allocation of equity to non-controlling interest due to equity-based compensation issued	2,781,782
Allocation of equity to non-controlling interest due to sale of common stock	3,467,709
Allocation of equity to non-controlling interest due to issuance of equity to acquire Trek and research and development	983,897
Allocation of equity from non-controlling interest due to parent reacquiring shares shareholders	(24.238)
Net loss attributable to non-controlling interest	(6,921,709)
Balance, December 31, 2020	$802,269

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating leases

See Note 5 for operating lease discussion

Licensing agreements

ViralClear Pharmaceuticals, Inc.

In 2020, ViralClear entered into several drug development agreements with commitments of payments upon completion of certain contractual milestones that ultimately will not be met. As of December 31, 2020, ViralClear no longer pursuing further drug development and notified vendors of contract cancellation.

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

DECEMBER 31, 2020

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

In connection with the ViralClear Agreement, ViralClear issued to Mayo an 8-year warrant (the “ViralClear Warrant”) to purchase 473,772 shares of ViralClear’s common stock at an exercise price of $5.00 per share.  The ViralClear Warrant is immediately exercisable and may be exercised on a cashless basis if there is no effective registration statement registering or a current prospectus available for the resale of the shares underlying the ViralClear Warrant. ViralClear agreed to pay Mayo an upfront consideration of $50,000.  ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

In connection with the Agreement, ViralClear issued to Mayo 259,959 shares of ViralClear’s common stock, par value $0.001 per share at a fair value of $1,299,795 and recorded as acquired research and development in current period operations. ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the Licensed Products along with milestone payments due upon initiation of Phase 3 of $100,000 and regulatory approval of $100,000.

3LP Advisors LLC (d/b/a Sherpa Technology Group)

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors, the Company entered into a Master Services Agreement with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company paid Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested. The SOW has been subsequently extended through 2021 at a monthly rate of $15,000 per month. Mr. Filler is the general counsel and partner of Sherpa.

During the years ended December 31, 2020 and 2019, the Company paid $266,863 and $279,030 as patent costs, consulting fees and expense reimbursements. As of December 31, 2020, and 2019, there was an unpaid balance of $15,000 and $27,623, respectively.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the year ended December 31, 2020 and 2019, the Company charged operations $170,317 and $110,443 for contributions under the 401(k) Plan.

Purchase commitments

As of December 31, 2020, the Company had aggregate purchase commitments of approximately $3,671,168 for future services or products, some of which are subject to modification or cancellations.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2020.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

Aurigene Pharmaceutical Services LTD vs. ViralClear Pharmaceuticals Inc. and BioSig Technologies, Inc.

On January 8, 2021, Aurigene Pharmaceutical Services, LTD (“Aurigene”) filed a complaint with the United States District Court for the District of Connecticut claiming the Company is in default of certain milestone payments for manufacturing and services under contracts dated June 23, 2020 and July 16, 2020 in aggregate amount of $1,530,000. The Company contends that work was halted before any work was started on the contractual defined milestones and intends to defend vigorously.

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

Information concerning the operations of the Company’s reportable segments is as follows:

Summary consolidated Statement of Operations for the year ended December 31, 2020:

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Operating expenses:
Research and development	$4,399,182	$13,705,050	$31,630	$18,135,862
General and administrative	26,264,331	14,680,519	9,403	40,954,253
Depreciation and amortization	91,818	1,429	286	93,533
Total operating expenses	30,755,331	28,386,998	41,319	59,183,648

Loss from Operations	(30,755,331)	(28,386,998)	(41,319)	(59,183,648)

Other income:
Interest income and other income, net	29,480	14,855	-	44,335

Net loss	$(30,725,851)	$(28,372,143)	$(41,319)	$(59,139,313)

Summary of assets at December 31, 2020:

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Cash	$22,684,516	$5,583,513	$-	$28,268,029
Inventory	768,319	-	-	768,319
Other current assets	270,623	29,928	-	300,551
Total operating assets	23,723,458	5,613,441	-	29,336,899

Property and equipment, net	279,985	8,575	-	288,560
Right-to-use assets, net	306,484	-	-	306,484
Other assets	453,494	-	-	453,494

Total assets	$24,763,421	$5,622,016	$-	$30,385,437

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 13 – RELATED PARTY TRANSACTIONS

Accrued expenses related primarily to travel reimbursements, director fees and accrued compensation due related parties as of December 31, 2020 and 2019 was $317,000 and $12,051, respectively.

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors, the Company entered into a Master Services Agreement with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company paid Sherpa fee of (i) $200,000 in cash, of which $25,000 was paid on January 1, 2018, with the remainder to be paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested.  The SOW has been subsequently extended through 2021 at a monthly rate of $15,000 per month. Mr. Filler is the general counsel and partner of Sherpa.

During the years ended December 31, 2020 and 2019, the Company paid $266,863 and $279,030 as patent costs, consulting fees and expense reimbursements. As of December 31, 2020, and 2019, there was an unpaid balance of $15,000 and $27,623, respectively.

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

As described in Notes 1 and 11, on March 24, 2020, ViralClear entered into the Asset Purchase Agreement with Trek Therapeutics, PBC, an entity controlled by a member of the Company’s board of directors.  Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets. As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock.

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

On October 16, 2019, Mr. Londoner, Mr. O’Donnell and Mr. Chaussy were granted options to purchase 250,000, 25,000 and 150,000 shares of common stock in ViralClear at an exercise price of $5.00 per share for their service in establishing ViralClear. The granted options vested as of October 16, 2019 and are exercisable for a ten-year term.

In 2019, the Company issued an aggregate of 810,000 shares of the Company’s common stock, 90,000 restricted stock units and 195,720 options to purchase the Company’s common stock to officers and directors.

In 2019, the Company issued an aggregate of 120,182 shares of the Company’s common stock to current and former board members for the exercise of warrants and options.

In 2020, ViralClear issued an aggregate of 1,138,000 restricted stock units for shares in ViralClear’s common stock to board members and an officer.

In 2020, ViralClear granted an aggregate of 746,507 options to purchase ViralClear’s common stock to members of ViralClear’s board of directors.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

On August 12, 2020, the Company cancelled the grant from March 31, 2020 to Mr. Navarro for 50,000 options to purchase the Company’s common stock at an exercise price of $3.73 and granted Mr. Navarro 50,000 shares of common stock at a cost basis of $7.10 per share for his assistance with ViralClear. The granted shares vested immediately.

In 2020, the Company issued an aggregate of 175,000 shares of the Company’s common stock, 100,000 restricted stock units and 675,000 options to purchase the Company’s common stock to officers and directors.

In 2020, the Company issued an aggregate of 4,030 shares of the Company’s common stock to a board member and an officer for the cashless exercise of options.

During the years ended December 31, 2020 and 2019, Mr. Chaussy guaranteed issued corporate credit cards for no consideration.

NOTE 14 – INCOME TAXES

At December 31, 2020, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $95,000,000, expiring in the year 2038, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.  During the year ended December 31, 2020, the Company has increased the valuation allowance by $9,200,000 from $15,500,000 to $24,700,000.We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns.  ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal various State jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2014.

The effective rate differs from the statutory rate of 21% as of December 31, 2020 and 2019 due to the following:

	December 31, 2020	December 31, 2019
Statutory rate on pre-tax book loss	(21.00)%	(21.00)%
(Gain) loss on change in fair value of derivatives	-%	-%
Stock based compensation	8.10%	3.35%
Fair value of warrant to acquire research and development	1.59%	1.93%
Other	0.03%	0.04%
Valuation allowance	11.28%	15.68%
	0.00%	0.00%

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

The Company’s deferred taxes as of December 31, 2020 and 2019 consist of the following:

	December 31, 2020	December 31, 2019
Non-Current deferred tax asset:
Net operating loss carry-forwards	$19,900,000	$13,500,000
Stock based compensation	4,800,000	2,000,000
Valuation allowance	(24,700,000)	(15,500,000)
Net non-current deferred tax asset	$-	$-

NOTE 15 – FAIR VALUE MEASUREMENT

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

As of December 31, 2020, and 2019, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2020, and 2019, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liabilities as of December 31, 2020 and 2019.

NOTE 16 – SUBSEQUENT EVENTS

Operating leases

On February 10, 2021 the Company entered into a Sixth Amendment to the Office Lease at 12424 Wilshire Blvd in Los Angeles dated August 9, 2011 – it is the Fourth Extended Term with respect to Suite 745 and the Expansion Term with respect to Suite 740 which is from July 1, 2021 until June 30, 2022 with a fixed monthly rent equal to $13,702 (down from $16,289); and the security deposit will be reduced by $5,448 so that the balance remaining shall be $27,404.

Equity

Common stock issuances

In January 2021, the Company issued an aggregate of 647,692 restricted shares of the Company’s common stock to officers, employees, and key consultants for services previously recorded in 2020 (see Note 8).

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

In January 2021, the Company granted an aggregate of 115,000 restricted shares of the Company’s common stock to key consultants for services vesting quarterly over year at a fair value $3.99 per share.

In January 2021, the Company granted an aggregate of 105,000 restricted shares of the Company’s common stock to employees for services with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter for two years at a fair value of $3.99 per share.

On January 4, 2021, the Company issued 18,868 shares of its common stock to a consultant for services rendered valued at $75,283

On January 13, 2021, the Company issued 9,375 shares of its common stock in exchange for proceeds of $27,750 from the exercise of an option.

In January 2021, the Company sold 33,930 shares of its common stock through the Sales Agreement for net proceeds of $190,883, after transactional costs of $5,904.

On February 1, 2021, the Company issued 5,000 shares of its common stock to an employee for services rendered valued at $21,650.

On February 12, 2021, the Company issued 50,000 shares of its common stock to an advisor for services rendered valued at $253,000.

On February 25, 2021, the Company issued 19,000 shares of common stock to a consultant for services rendered valued at $87,970.

In February 2021, the Company sold 217,790 shares of its common stock through the Sales Agreement for net proceeds of $1,109,401, after transactional costs of $34,311.

On February 26, 2021, the Company issued an aggregate of 23,334 shares of the Company’s common stock for vested restricted stock units.

Option issuances

On January 12, 2021, the Company granted an aggregate of 387,500 options to purchase shares of the Company’s common stock to employees and a key consultant. The options are exercisable at $4.23 for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter for two years with an estimated fair value of $4.03 per option.

On February 16, 2021, the Company granted an aggregate of 107,000 options to purchase shares of the Company’s common stock to employees and a key consultant. The options are exercisable at $4.97 for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter for two years with an estimated fair value of $3.99 per option.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officer and effected by the our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible enhancements to controls and procedures.

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2020, our internal control over financial reporting was effective.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

As disclosed in Item 9A Controls and Procedures in our Annual report on Form 10-K for the fiscal year ended December 31, 2019, we identified material weakness in internal control related to inadequate segregation of duties resulted in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

In 2020, we added additional measures including incorporating personnel and third-party service providers, who are not involved in initialing and recording transactions, that we believe remediated the underlying deficiencies in segregation of duties as identified by us.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2020.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2020.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2020.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2020.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2020.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statement of Stockholders’ Equity (Deficit) for the two years ended December 31, 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

None.

(3)	Exhibits

Exhibit No.	Description
1.1 3.1

Open Market Sale Agreement (SM) dated August 28, 2020, by and between BioSig Technologies, Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on August 28, 2020)

Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)

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

3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
4.1*	Description of Securities.

4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 24, 2020)
4.3

Rights Agreement dated as of July 14, 2020 between BioSig Technologies, Inc. and Action Stock Transfer, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 17, 2020)

10.1+	BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on July 22, 2013)
10.2+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1 filed on July 22, 2013)
10.3+	Amendment No. 1 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on March 28, 2014)
10.4+	Form of Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 5, 2014)
10.5+	Amendment No. 2 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on April 17, 2015)
10.6+	Amendment No. 3 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form S-1 filed on May 20, 2015)
10.7+	Amendment No. 4 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 29, 2015)
10.8+	Amendment No. 5 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 25, 2016)
10.9	Form of Warrant used in connection with the April 30, 2018 private placement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 1, 2018).
10.10+	Amendment No. 6 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 30, 2018)
10.11	Form of Series B Common Stock Purchase Warrant in connection with the July 30, 2018 private placement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 16, 2018)
10.12

Securities Purchase Agreement dated as of March 12, 2019, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 14, 2019)

10.13

Form of Securities Purchase Agreement dated as of August 5, 2019, by and between NeuroClear Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on August 5, 2019)

10.14

Form of Securities Purchase Agreement dated as of September 5, 2019, by and between NeuroClear Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 5, 2019)

10.15

Patent License Agreement, dated September 12, 2019, by and between Mayo Foundation for Medical Education and Research and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on October 23, 2019)

10.16

Form of Securities Purchase Agreement dated as of October 21, 2019, by and between NeuroClear Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 24, 2019)

10.17+	Amendment No. 7 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 20, 2019)
10.18

Form of Securities Purchase Agreement dated as of December 31, 2019, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 31, 2019)

10.19	Common Stock Purchase Warrant of BioSig Technologies, Inc., dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (EP Software Warrant)
10.20	Common Stock Purchase Warrant of BioSig Technologies, Inc., dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (Tools Warrant)
10.21	Common Stock Purchase Warrant of NeuroClear Technologies, Inc., dated November 20, 2019, issued to Mayo Clinic Ventures
10.22+	Amendment No. 8 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2020)
10.23

Form of Securities Purchase Agreement dated June 24, 2020 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2020)

21.1*	Subsidiary List of BioSig Technologies, Inc.
23.1*	Consent of Liggett & Webb, P.A.
23.2*	Consent of Friedman LLP
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document

101 SCH*	Inline XBRL Taxonomy Extension Schema Document

101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document

101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: March 15, 2021	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: March 15, 2021	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DONALD E. FOLEY	Director	March 15, 2021
Donald E. Foley

/s/ ANDREW L. FILLER	Director	March 15, 2021
Andrew L. Filler

/s/ PATRICK J. GALLAGHER	Director	March 15, 2021
Patrick J. Gallagher

/s/ MARTHA PEASE	Director	March 15, 2021
Martha Pease

/s/ ANTHONY ZOOK	Director	March 15, 2021
Anthony Zook

/s/ JEFFREY F. O’DONNELL, SR.	Director	March 15, 2021
Jeffrey F. O’Donnell, Sr.

/s/ DAVID WEILD IV	Director	March 15, 2021
David Weild IV

/s/ SAMUEL E. NAVARRO	Director	March 15, 2021
Samuel E. Navarro