Form 10-Q
period 2021-03-31
BioSig Technologies, Inc.
filed 2021-05-17
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, there were 32,180,479 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$22,475	$28,268
Inventory	650	768
Prepaid expenses and vendor deposits	209	301
Total current assets	23,334	29,337

Property and equipment, net	381	289

Right-to-use assets, net	356	306

Other assets:
Patents, net	341	346
Trademarks	1	1
Prepaid expenses, long term	1	5
Deposits	102	102

Total assets	$24,516	$30,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $147 and $317 to related parties as of March 31, 2021 and December 31, 2020, respectively	$3,459	$4,722
Deferred revenue, short term	32	-
Dividends payable	75	73
Lease liability, short term	330	313
Total current liabilities	3,896	5,108

Deferred revenue, long term	29	-
Lease liability, long term	28	1
Total long-term debt	57	1

Total liabilities	3,953	5,109

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of March 31, 2021 and December 31, 2020	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued of Series F Preferred Stock	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 32,114,781 and 30,764,792 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	32	31
Additional paid in capital	185,168	181,344
Accumulated deficit	(165,324)	(157,005)
Total stockholders' equity attributable to BioSig Technologies, Inc.	19,876	24,370
Non-controlling interest	582	802
Total equity	20,458	25,172

Total liabilities and equity	$24,516	$30,386

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended March 31,
	2021	2020
Revenue:
Product sales	$115	$-
Service	3	-
Total Revenue	118	-

Cost of goods sold	99	-

Gross profit	19	-

Operating expenses:
Research and development	1,266	4,927
General and administrative	7,271	7,855
Depreciation and amortization	42	21
Total operating expenses	8,579	12,803

Loss from operations	(8,560)	(12,803)

Other income (expense):
Interest income, net	1	40

Loss before income taxes	(8,559)	(12,763)

Income taxes (benefit)	-	-

Net loss	(8,559)	(12,763)

Non-controlling interest	240	1,428

Net loss attributable to BioSig Technologies, Inc.	(8,319)	(11,335)

Preferred stock dividend	(2)	(5)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,321)	$(11,340)

Net loss per common share, basic and diluted	$(0.26)	$(0.46)

Weighted average number of common shares outstanding, basic and diluted	31,584,142	24,389,249

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2021
(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172
Common stock issued for services	406,692	-	1,777	-	-	1,777
Common stock issued upon exercise of options at $2.96 per share	9,375	-	28	-	-	28
Sale of common stock under At-the-market offering, net of transaction expenses of $40	251,720	-	1,300	-	-	1,300
Stock based compensation	682,202	1	721	-	20	742
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(8,319)	(240)	(8,559)
Balance, March 31, 2021 (unaudited)	32,114,781	$32	$185,168	$(165,324)	$582	$20,458

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2020
(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	23,323,087	$23	$115,910	$(104,787)	$515	$11,661
Sale of common stock	2,500,000	2	9,050	-	-	9,052
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	2,667	-	10	-	-	10
Common stock issued settlement of Series C Preferred Stock accrued dividends at $5.39 per share	1,083	-	6	-	-	6
Common stock issued upon cashless exercise of warrants	10,574	-	-	-	-	-
Common stock issued upon cashless exercise of options	11,141	-	-	-	-	-
Common stock issued upon exercise of warrants at an average of $3.75 per share	80,432	1	301	-	-	302
Fair value of subsidiary shares issued to acquire research and development from Trek Therapeutics, PBC	-	-	2,440	-	735	3,175
Stock based compensation	81,334	-	3,628	-	785	4,413
Preferred stock dividend	-	-	(5)	-	-	(5)
Net loss	-	-	-	(11,335)	(1,428)	(12,763)
Balance, March 31, 2020 (unaudited)	26,010,318	$26	$131,340	$(116,122)	$607	$15,851

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,559)	$(12,763)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	42	21
Amortization of right to use assets	111	113
Equity based compensation	2,519	4,413
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC	-	3,174
Changes in operating assets and liabilities:
Inventory	118	(222)
Vendor deposits	18	(100)
Prepaid expenses	78	(10)
Deferred revenue	61	-
Accounts payable and accrued expenses	(1,263)	(456)
Operating lease liabilities	(116)	(112)
Net cash used in operating activities	(6,991)	(5,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(130)	(20)
Net cash used in investing activity	(130)	(20)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	9,052
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	1,300	-
Proceeds from exercise of options	28	-
Proceeds from exercise of warrants	-	302
Net cash provided by financing activities	1,328	9,354

Net (decrease) increase in cash and cash equivalents	(5,793)	3,392

Cash and cash equivalents, beginning of the period	28,268	12,108
Cash and cash equivalents, end of the period	$22,475	$15,500

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$-	$16
Dividend payable on preferred stock charged to additional paid in capital	$2	$5
Record right-to-use assets and related lease liability	$218	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

BioSig Technologies, Inc. was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company is principally devoted to improving the standard of care in electrophysiology with its initial product offering, the PURE EP™ System, designed for enhanced cardiac signal acquisition, digital signal processing, and analysis during ablation of cardiac arrhythmias. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in business enterprises in early commercialization stage.

On November 7, 2018, the Company formed a subsidiary under the laws of the State of Delaware originally under the name of NeuroClear Technologies, Inc. which was renamed to ViralClear Pharmaceuticals, Inc. (“ViralClear”) in March 2020. The subsidiary was established to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology, and subsequently in 2020, was repurposed to develop merimepodib, a broad-spectrum anti-viral agent that showed potential for the treatment of COVID-19. As of March 31, 2021, ViralClear had been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology.

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of March 31, 2021, the Company had a majority interest in ViralClear of 70.2%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation.

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

The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 15, 2021.

COVID-19

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency.  The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP Systems into 2021.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

NOTE 2 – MANAGEMENT’S LIQUIDITY PLANS

BioSig Technologies, Inc.’s primary efforts are principally devoted to improving the standard care of electrophysiology with its PURE EP System’s enhanced signal acquisition, digital signal processing, and analysis during ablation of cardiac arrhythmias; NeuroClear’s and ViralClear’s efforts are in developing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. Further, the Company has generated minimal revenues and there is no assurance that the Company will be able to generate cash flow to fund operations. In addition, there can be no assurance that the Company's ongoing research and development will be successfully completed or that any product will be commercially viable.

At March 31, 2021, the Company had working capital of approximately $19.4 million. During the three months ended March 31, 2021, the Company raised approximately $1.3 million, net of expenses, through an At-the-market offering. At March 31, 2021 the Company has effective Forms S-3, shelf registration statements for an aggregate of $116.0 million.

At March 31, 2021, the Company had cash of approximately $22.5 million, which constitutes sufficient funds for the Company to meet its commercialization efforts, research and development and other funding requirements for at least the next 12 months from the date of issuance of these unaudited financial statements.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of its medical device, the PURE EP™ System, and well as related support and maintenance services and software upgrades in connection with the system.

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company determines revenue recognition through the following five steps:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligation in the contract; and

●	Recognize revenue when, or as, the performance obligations are satisfied.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP System and do not have the right to terminate their contracts unless we fail to perform material obligations.

The Company may execute more than one contract with a single customer. If so, it is evaluated whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

The Company records accounts receivable for amounts invoiced to customers for which the Company has an unconditional right to consideration as provided under the contractual arrangement. Unbilled receivables, if any, include amounts related to the Company’s contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. Our unbilled receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Unbilled receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue.

The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net (if any) in the Company’s unaudited condensed consolidated balance sheet.

A reconciliation of contract liabilities with customers is presented below:

	Balance at December 31, 2020	Consideration Received	Recognized in Revenue	Balance at March 31, 2021
Product revenue	$-	$115,367	$(115,367)	$-
Service revenue	-	64,312	(2,680)	61,632
Total	$-	$179,679	$(118,047)	$61,632

The table below summarizes our deferred revenue as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Deferred revenue-current	$32,156	$-
Deferred revenue-noncurrent	29,476	-
Total deferred revenue	$61,632	$-

We had one customer which accounted for approximately 100% of our revenue in the three months ended March 31, 2021.

Cost of Goods Sold

Cost of goods sold consists primarily of the delivered cost of our medical device(s) sold.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At March 31, 2021 and December 31, 2020, deposits in excess of FDIC limits were $22.0 million and $27.8 million, respectively.

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using the first-in, first-out method of valuation. The inventory at March 31, 2021 and December 31, 2020 were $649,937 and $768,319, respectively.

Prepaid Expenses and Vendor Deposits

Prepaid expenses and vendor deposits are comprised of prepaid insurance, operating expenses and other prepayments.

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

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three months ended March 31, 2021 and 2020.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.3 million and $4.9 million for the three months ended March 31, 2021 and 2020, respectively.

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

The computation of basic and diluted loss per share as of March 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2021	March 31, 2020
Series C convertible preferred stock	47,659	81,465
Options to purchase common stock	3,780,037	3,828,896
Warrants to purchase common stock	1,436,200	1,963,030
Restricted stock units to acquire common stock	346,000	181,334
Totals	5,609,896	6,054,725

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

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the financial statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended March 31, 2021 and 2020, the Company recorded amortization of $4,751 and $4,751 to current period operations, respectively.

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear Pharmaceuticals, Inc. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated statements of operations. The Company’s equity interest in ViralClear is 70.2% and the non-controlling stockholders’ interest is 29.8% as of March 31, 2021. This is reflected in the consolidated statements of equity.

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

Reclassifications

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020
Computer equipment	$315,532	$232,902
Furniture and fixtures	79,147	75,127
Manufacturing equipment	34,377	34,377
Testing/Demo equipment	139,225	96,000
Total	568,281	438,406
Less accumulated depreciation	(186,880)	(149,846)
Property and equipment, net	$381,401	$288,560

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $36,834 and $16,264 for three months ended March 31, 2021 and 2020, respectively.

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

The Company determined that the Sixth Amendment was a lease modification and accordingly reassessed the lease classification, remeasured the lease liability and adjusted the right-to-use asset. At February 10, 2021 the Company removed the remaining right-to-use net assets of $60,881 and related lease liability of $63,076 and recorded right-to-use assets and related lease liability of $217,903.

On October 1, 2019, the Company entered into a lease agreement whereby the Company leased approximately 1,400 square feet of office space in Rochester, Minnesota commencing November 1, 2019 and expiring on October 31, 2021 at an initial rate of $3,411 per month with escalating payments. The lease agreement includes an option to extend the lease for two additional periods of two years each past its initial term. At lease modification date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 8%.

As of March 31, 2021, the Company had outstanding five leases with aggregate payments of $38,535 per month, expiring through December 31, 2022.

Right to use assets is summarized below:

	March 31, 2021	December 31, 2020
Right to use assets, net	$808,511	$1,087,075
Less accumulated depreciation	(452,245)	(780,591)
Right to use assets, net	$356,266	$306,484

During the three months ended March 31, 2021 and 2020, the Company recorded $118,601 and $119,408 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	March 31, 2021	December 31, 2020
Total lease liability	$358,034	$313,411
Less: short term portion	(329,924)	(312,691)
Long term portion	$28,110	$720

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Maturity analysis under these lease agreements are as follows:

Remainder of 2021	$289,195
Year ended December 31, 2022	83,412
Total	372,607
Less: Present value discount	(14,573)
Lease liability	$358,034

Lease expense for the three months ended March 31, 2021 and 2020 was comprised of the following:

	March 31, 2021	March 31, 2020
Operating lease expense	$110,932	$113,262
Short-term lease expense	7,429	5,655
Variable lease expense	240	491
Total	$118,601	$119,408

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021	December 31, 2020
Accrued accounting and legal	$188,556	$176,735
Accrued reimbursements and travel	25,072	55,836
Accrued consulting	157,102	255,693
Accrued research and development expenses	2,411,067	3,127,404
Accrued product purchases	4,663	30,350
Accrued marketing	119,061	-
Accrued office and other	91,926	127,315
Accrued payroll	448,255	935,471
Accrued settlement related to arbitration	13,333	13,333
	$3,459,035	$4,722,137

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of March 31, 2021 and December 31, 2020 was $3.75 per share, subject to certain reset provisions.

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of March 31, 2021, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand.  The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

Series C Preferred Stock issued and outstanding totaled 105 as of March 31, 2021 and December 31, 2020.  As of March 31, 2021 and December 31, 2020, the Company has accrued $74,547 and $72,217 dividends payable on the Series C Preferred Stock.

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

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2021, and December 31, 2020, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of March 31, 2021, and December 31, 2020, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Common stock

BioSig Technologies, Inc.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2021 and December 31, 2020, the Company had 32,114,781 and 30,764,792 shares issued and outstanding, respectively.

In January 2021, the Company issued an aggregate of 658,868 shares of its common stock for services at a fair value previously recorded in 2020 of $2,658,224.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

During the three months ended March 31, 2021, the Company issued 406,692 shares of common stock for services at a fair value of $1,777,619.

During the three months ended March 31, 2021, the Company issued 9,375 shares of common stock in exchange for proceeds of $27,750 from the exercise of options.

During the three months ended March 31, 2021, the Company issued an aggregate of 23,334 shares of its common stock for vested restricted stock units as stock-based compensation.

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

The Company paid Agent a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

The offering of Shares pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The common stock was sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-230448), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

From January 15, 2021 through February 16, 2021, the Company sold 251,720 shares of its common stock through the Open Market Sales Agreement for net proceeds of $1,300,135, after transactional costs of $40,365.

On March 25, 2021, the Company delivered written notice to Jefferies to terminate the Sales Agreement effective as of April 8, 2021, pursuant to Section 7(b)(i) thereof. The Company was not subject to any termination penalties related to the termination of the Sales Agreement.

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

MARCH 31, 2021

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 1,535,565 shares remaining available for future issuance of awards under the terms of the Plan as of March 31, 2021.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three months ended March 31, 2021 was estimated using the Black-Scholes pricing model.

During the three months ended March 31, 2021, the Company granted an aggregate of 489,500 options to officers, directors and key consultants.

The following table presents information related to stock options at March 31, 2021:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	2,187,257	8.1	1,499,428
5.01-7.50	1,324,447	6.3	980,179
7.51-10.00	203,333	8.5	100,273
10.01-12.50	65,000	9.1	46,249
	3,780,037	7.5	2,626,129

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	3,568,497	$5.59	7.0	$110,961
Grants	489,500	4.38	10.0	$-
Exercised	(9,375)	$2.96		-
Forfeited/expired	(268,585)	$7.53		-
Outstanding at March 31, 2021	3,780,037	$5.31	7.50	$308,891
Exercisable at March 31, 2021	2,626,129	$5.34	6.77	$228,066

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $4.31 as of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

On January 12, 2021, BioSig Technologies, Inc. granted 387,500 options to purchase the company stock in connection with the services rendered at the exercise price of $4.23 per share for a term of ten years with one-third vesting on the one year anniversary and two-thirds vesting quarterly thereafter beginning January 12, 2022 for two years.

On February 16, 2021, BioSig Technologies, Inc. granted 102,000 options to purchase the company stock in connection with the services rendered at the exercise price of $4.97 per share for a term of ten years with one-third vesting on the one year anniversary and two-thirds vesting quarterly thereafter beginning February 16, 2022 for two years.

The following assumptions were used in determining the fair value of options during the three months ended March 31, 2021:

Risk-free interest rate	0.83% - 0.94%
Dividend yield	0%
Stock price volatility	94.06% to 95.98%
Expected life	6 years
Weighted average grant date fair value	$4.03

The fair value of all options vesting during the three months ended March 31, 2021 and 2020 of $576,885 and $623,693, respectively, was charged to current period operations.  Unrecognized compensation expense of $4,349,976 at March 31, 2021 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at March 31, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.38	548,938	April 2021
$4.80	125,000	February 2025
$6.16	568,910	November 2027
$6.85	193,352	July 2021 to August 2021
	1,436,200

A summary of the warrant activity for the three months ended March 31, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at December 31, 2020	1,446,200	$5.44	3.3	$1,500
Grants	-
Exercised	-
Expired	(10,000)	$3.75	-	-
Outstanding at March 31, 2021	1,436,200	$5.45	3.1	$-

Vested and expected to vest at March 31, 2021	1,436,200	$5.45	3.1	$-
Exercisable at March 31, 2021	1,436,200	$5.45	3.1	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $4.31 of March 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the three months ended March 31, 2021:

Restricted shares issued as of December 31, 2020	218,334
Granted	251,000
Vested and issued	(23,334)
Forfeited	(100,000)
Vested restricted shares as of March 31, 2021	-
Unvested restricted shares as of March 31, 2021	346,000

On January 4, 2021, the Company granted 220,000 restricted stock units for services with 105,000 vesting one-third on the one-year anniversary and two-thirds vesting quarterly thereafter beginning January 4, 2022 for two years and with 115,000 vesting quarterly for one year.

On March 8, 2021 the Company granted 31,000 restricted stock units for services vesting on August 31, 2021.

Stock based compensation expense related to restricted stock grants was $99,120 and $401,478 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the stock-based compensation relating to restricted stock of $1,128,853 remains unamortized.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 1,987,000 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the three months ended March 31, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Term
Outstanding at December 31, 2020	1,527,666	$5.00	3.96
Grants	-
Exercised	-
Forfeited/expired	(852,666)	$5.00
Outstanding at March 31, 2021	675,000	$5.00	8.61
Exercisable at March 31, 2021	608,332	$5.00	8.57

The following table presents information related to stock options at March 31, 2021:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	675,000	8.61	608,332

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

The fair value of all options vesting during the three months ended March 31, 2021 and 2020 of $36,521 and $0, respectively, was charged to current period operations.  Unrecognized compensation expense of $292,166 at March 31, 2021 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at March 31, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the three months ended March 31, 2021:

Restricted shares issued as of December 31, 2020	1,420,716
Granted	-
Forfeited	(82,716)
Total	1,338,000
Comprised of:
Vested restricted shares as of March 31, 2021	698,000
Unvested restricted shares as of March 31, 2021	640,000

Stock based compensation expense related to restricted stock unit grants of ViralClear was $29,151 and $3,387,413 for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the stock-based compensation relating to restricted stock of $851,839 remains unamortized.

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

As of March 31, 2021 and December 31, 2020, the Company had a majority interest in ViralClear of 70.2%.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2021:

Net loss	$(804,642)
Average Non-controlling interest percentage of profit/losses	29.8%
Net loss attributable to the non-controlling interest	$(239,421)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2020:

Net loss	$(7,621,328)
Average Non-controlling interest percentage of profit/losses	18.7%
Net loss attributable to the non-controlling interest	$(1,427,813)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2021:

Balance, December 31, 2020	$802,269
Allocation of equity to non-controlling interest due to equity-based compensation issued	19,540
Net loss attributable to non-controlling interest	(239,421)
Balance, March 31, 2021	$582,388

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

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

3LP Advisors LLC (d/b/a Sherpa Technology Group)

On November 1, 2017, in connection with Mr. Filler joining the Company’s Board of Directors, the Company entered into a Master Services Agreement with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand the Company’s intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing. In connection with the SOW, the Company paid Sherpa fee of (i) $200,000 in cash, of which $25,000 will be paid on January 1, 2018, with the remainder paid upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 of the Company’s common stock at an exercise of $3.75 per share of common stock, of which 60,000 options vest immediately and 60,000 options were performance conditioned and subsequently vested. The SOW has been extended through 2021 at a monthly rate of $15,000 per month. Mr. Filler is the general counsel and partner of Sherpa.

During the three months ended March 31, 2021 and 2020, the Company paid $45,000 and $104,363 as patent costs, consulting fees and expense reimbursements. As of March 31, 2021 and December 31, 2020, there was an unpaid balance of $15,000 and $15,000, respectively.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three months ended March 31, 2021 and 2020, the Company charged operations $71,465 and $38,201 for contributions under the 401(k) Plan.

Purchase commitments

As of March 31, 2021, the Company had aggregate purchase commitments of approximately $2,920,830 for future services or products, some of which are subject to modification or cancellations.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Litigation

Aurigene Pharmaceutical Services LTD vs. ViralClear Pharmaceuticals Inc. and BioSig Technologies, Inc.

On January 8, 2021, Aurigene Pharmaceutical Services, LTD (“Aurigene”) filed a complaint with the United States District Court for the District of Connecticut claiming the Company is in default of certain milestone payments for manufacturing and services under contracts dated June 23, 2020 and July 16, 2020 in aggregate amount of $1,530,000. The Company contends that it is not a proper party to the lawsuit since the agreements at issue were signed by a subsidiary. The Company also contends that Aurigene is not entitled to the relief it seeks, because it did not meet its own obligations under the contracts, including several manufacturing milestones. The Company intends to defend itself vigorously.

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

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Unaudited condensed consolidated Statement of Operations for the three months ended March 31, 2021:

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Revenue:
Product sales	$115,367	$-	$-	$115,367
Service	2,680	-	-	2,680
Total Revenue	118,047	-	-	118,047

Cost of goods sold	98,618	-	-	98,618

Gross profit	19,429	-	-	19,429

Operating expenses:
Research and development	1,275,993	(10,286)	-	1,265,707
General and administrative	6,456,625	814,386	450	7,271,461
Depreciation and amortization	40,728	857	-	41,585
Total operating expenses	7,773,346	804,957	450	8,578,753

Loss from operations	(7,753,917)	(804,957)	(450)	(8,559,324)

Other income:
Interest income and other income, net	606	114	-	720

Net loss	$(7,753,311)	$(804,843)	$(450)	$(8,558,604)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(unaudited)

Summary Unaudited condensed consolidated Statement of Operations for the three months ended March 31, 2020:

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Operating expenses:
Research and development	$1,327,003	$3,599,711	$-	$4,926,714
General and administrative	3,819,438	4,035,782	-	7,855,220
Depreciation and amortization	21,015	-	-	21,015
Total operating expenses	5,167,456	7,635,493	-	12,802,949

Loss from operations	(5,167,456)	(7,635,493)	-	(12,802,949)

Other income:
Interest income and other income, net	25,411	14,165	-	39,576

Net loss	$(5,142,045)	$(7,621,328)	$-	$(12,763,373)

Summary of assets at March 31, 2021:

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Cash	$18,060,472	$4,414,394	$-	$22,474,866
Inventory	649,937	-	-	649,937
Other current assets	203,757	4,989	-	208,746
Total operating assets	18,914,166	4,419,383	-	23,333,549

Property and equipment, net	373,684	7,717	-	381,401
Right-to-use assets, net	356,266	-	-	356,266
Other assets	444,743	-	-	444,743

Total assets	$20,088,859	$4,427,100	$-	$24,515,959

NOTE 13 – RELATED PARTY TRANSACTIONS

At March 31, 2021 and December 31, 2020, the Company had reimbursable travel, compensation and other related expenses due related parties of $147,000 and $317,000, respectively.

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

During the three months ended March 31, 2021 and 2020, the Company paid $45,000 and $75,000 as patent costs, consulting fees and expense reimbursements. As of March 31, 2021 and December 31, 2020, there was an unpaid balance of $15,000 and $15,000, respectively.

On January 5, 2021, the Company issued an aggregate of 450,000 shares of common stock to officers of the Company as part of annual compensation.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, and December 31, 2020, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of March 31, 2021, and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of March 31, 2021 and December 31, 2020.

NOTE 15 – SUBSEQUENT EVENTS

On April 1, 2021, ViralClear issued 40,000 shares of its common stock for vested restricted stock units.

On April 5, 2021, BioSig Technologies, Inc. issued 28,750 shares of its common stock for vested restricted stock units.

On April 9, 2021, BioSig Technologies, Inc. granted an aggregate of 90,000 options to purchase shares of its common stock to four employees. The options are exercisable at $4.38 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

On April 13, 2021, BioSig Technologies, Inc. granted 25,000 options to purchase shares of its common stock to an employee. The options are exercisable at $4.42 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

On April 28, 2021, BioSig Technologies, Inc. issued 30,000 shares of its common stock to a consultant for services rendered valued at $110,400.

On April 30, 2021, BioSig Technologies, Inc. issued an aggregate of 6,948 shares of its common stock for services.

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

In November 2019, we commenced our first clinical study for the PURE EP™ System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” Texas Cardiac Arrhythmia Research Foundation (TCARF) in Austin, Texas, was the first institution to conduct patient cases under the clinical study; Mayo Clinic in Jacksonville, Florida was the second institution; and Massachusetts General Hospital (MGH) was the third to conduct patient cases under the same clinical study. As of March 8, 2021, 81 patients have been enrolled in the study. Initial results of evaluated data from the PURE EP 2.0 Study found that a cumulative total of 29 PURE EP signals out of 34 (85.3%) were rated as statistically equivalent or better for the dataset (identical electrocardiographic and intracardiac signal data recorded during 15 AF ablation procedures from the PURE EP System, the signal recording system, and the 3D mapping system). In 35.5% of samples, the reviewers selected PURE EP because "more signal components were visible." On April 13, 2021 we announced the completion of the enrollment in the PURE EP 2.0 Study.

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

To date, more than 800 patient procedures have been conducted with the PURE EP System by more than 44 electrophysiologists across nine different clinical sites in the United States.

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

In December 2020, we announced that three units were contracted for purchase by St David’s Healthcare of Austin, Texas and subsequently sold in February 2021. These units were our first commercial sale. On April 6, 2021 we announced the sale of our units to multiple campuses of a leading hospital system, Mayo Foundation for Medical Education and Research. Additionally, we are in active discussions with numerous accounts about the acquisition of the PURE EP™ System. We anticipate our initial customers will be medical centers of excellence and other healthcare facilities that operate EP labs.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib. As of March 31, 2021, the Company retains 70.2% ownership of ViralClear.

Recent Developments

Mayo Clinic Artificial Intelligence (AI) Research Collaboration

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

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues and Cost of Goods Sold. Revenue for the three months ended March 31, 2021 totaled $118,047 comprised of product sales of $115,367 and recognized service revenue of $2,680 as compared to nil for the three months ended March 31, 2020.

We derive our revenue primarily from the sale of our medical device, PURE EP system, as well as related support and maintenance services and software upgrades in connection with the system.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Cost of sales for the three months ended March 31, 2021 was $98,518 comprised of the delivered product as compared to nil for the three months ended March 31, 2020.

Gross profit from the three months ended March 31, 2021 was $19,529 as compared to nil for the three months ended March 31, 2020.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2021 were $1,265,507, a decrease of $3,661,207, or 74.3%, from $4,926,714 for the three months ended March 31, 2020. This decrease is primarily due to acquired research and development cost incurred during the three months ended March 31, 2020 of $3,524,550 as compared to nil for the current period in the ViralClear segment. Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2021	March 31, 2020
Salaries and equity compensation	$498,729	$892,502
Consulting expenses	188,636	271,963
Research and clinical studies and design work	295,460	166,153
Acquired Research and Development	-	3,524,550
Data/AI development	126,875	-
Regulatory	58,646	-
Product development	14,578	-
Travel, supplies, other	82,583	71,546
Total	$1,265,507	$4,926,714

Stock based compensation for research and development personnel was $(66,605) and $314,303 for the three months ended March 31, 2021 and 2010, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2021 were $7,271,461, a decrease of $583,759, or 7.4%, from $7,855,220 incurred in the three months ended March 31, 2020. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $1,848,821 in the current period from $1,302,971 for the three months ended March 31, 2020, an increase of $545,850 or 41.9%.  The increase was due to performance pay and added staff in the later part of 2020 and 2021 for commercialization and support personnel.  We incurred $2,585,900 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2021 as compared to $4,098,281 in stock-based compensation for the same period in 2020.

Professional services for the three months ended March 31, 2021 totaled $379,504, a decrease of $111,668, or 22.7%, over the $491,172 recognized for the three months ended March 31, 2020. Of professional services, legal fees totaled $307,779 for the three months ended March 31, 2021; a decrease of $77,687 or 20.2% from $385,466 incurred for the three months ended March 31, 2020. The decrease is primarily due to costs incurred in 2020 for financing. Accounting fees incurred in the three months ended March 31, 2021 amounted to $71,725, a decrease of $33,981 or 32.2%, from $105,706 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our yearend requirements.

Consulting, public and investor relations fees for the three months ended March 31, 2021 were $1,374,320 as compared to $1,286,392 incurred for the three months ended March 31, 2020, an increase of $87,928 or 6.8%. The increase in consulting, marketing and investor relations fees during the three months ended March 31, 2021 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended March 31, 2021 were $108,940, a decrease of $94,950, or 46.6%, from $203,890 incurred in the three months ended March 31, 2020. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2021 was due to various restrictions imposed by the COVID-19 outbreak as compared to 2020.

Rent for the three months ended March 31, 2021 totaled $117,347, a decrease of $2,061 or 1.7%, from $119,408 incurred in three months ended March 31, 2020. The decrease in rent for 2021 as compared to 2020 is due primarily reduction in warehousing costs in 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2021 totaled $41,586, an increase of $20,571, or 97.9%, over the expense of $21,015 incurred in the three months ended March 31, 2020, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2021 totaled $2,330, a decrease of $2,288, or 49.5% from $4,618 incurred during the three months ended March 31, 2020. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2021 as compared to 2020 is the result of conversions in 2020.

Net Loss available to BioSig Technologies, Inc. common shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended March 31, 2021 was $8,321,311 compared to a net loss of $11,340,178 for the three months ended March 31, 2020.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP Systems into 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had a working capital of $19,437,887, comprised of cash of $22,474,866, inventory of $649,937 and prepaid expenses and vendor deposits of $208,746, which was offset by $3,459,035 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $74,547 and current portions of deferred revenue of $32,156 and of lease liability of $329,924.  For the three months ended March 31, 2021, we used $6,991,172 of cash in operating activities and $129,876 of cash in investing activities.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Cash provided by financing activities totaled $1,327,885, comprised of proceeds from the sale of our common stock under our at-the-marketing offering of $1,300,135 and proceeds from exercise of options of $27,750.

In the comparable period in 2020, our aggregate cash provided by financing activities totaled $9,353,951, comprised of proceeds from the sale of our common stock of $9,052,331 and proceeds from exercise of warrants of $301,620. At March 31, 2021, we had cash of $22,474,866 compared to $15,499,734 at March 31, 2020. Our cash is held in bank deposit accounts. At March 31, 2021 and March 31, 2020, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2021 and 2020 was $6,991,172 and $5,942,321, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted from additional operating costs, general and administrative expenses, net with a decrease in our operating assets of $214,287,a decrease in our operating liabilities of $1,318,000 and stock-based compensation and depreciation and amortization.

We used $129,876 cash for investing activities for the three months ended March 31, 2021, compared to $20,478 for the three months ended March 31, 2020.  For the current period and comparable period, we purchased computer and other equipment.

We had an accumulated deficit as of March 31, 2021 of $165.3 million, as well as a net loss attributable to BioSig Technologies, Inc. of $8.3 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach commercial profitability. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately one year and a day. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

Our plans include the continued commercialization of the PURE EP System and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The ongoing COVID-19 pandemic has resulted and continues to result in significant financial market volatility and uncertainty in recent months.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of March 31, 2021, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Upon delivery of a placement notice, Jefferies may sell the Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We may sell the Shares in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but we have no obligation to sell any of the Shares under the Sales Agreement. We or Jefferies may suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. Jefferies will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

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

From January 15, 2021 through February 16, 2021, the Company sold 251,720 shares of its common stock through the Open Market Sales Agreement for net proceeds of $1,300,135, after transactional costs of $40,365.

The Shares are sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-230448), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus. On March 25, 2021, the Sales Agreement was canceled with approximately $41M remaining available under the Shelf registration.

On March 25, 2021, the Company delivered written notice to Jefferies to terminate the Sales Agreement effective as of April 8, 2021, pursuant to Section 7(b)(i) thereof. The Company was not subject to any termination penalties related to the termination of the Sales Agreement.

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

PART II.          OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Aurigene Pharmaceutical Services LTD vs. ViralClear Pharmaceuticals Inc. and BioSig Technologies, Inc.

On January 8, 2021, Aurigene Pharmaceutical Services, LTD (“Aurigene”) filed a complaint with the United States District Court for the District of Connecticut claiming the Company is in default of certain milestone payments for manufacturing and services under contracts dated June 23, 2020 and July 16, 2020 in aggregate amount of $1,530,000. The Company contends that it is not a proper party to the lawsuit since the agreements at issue were signed by a subsidiary. The Company also contends that Aurigene is not entitled to the relief it seeks, because it did not meet its own obligations under the contracts, including several manufacturing milestones. The Company intends to defend itself vigorously.

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

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 13, 2021, BioSig Technologies, Inc. issued 18,868 shares of common stock to IRTH Communications LLC in exchange for consulting services rendered with a fair value of $75,283, pursuant to a service renewal agreement, dated December 11, 2019.

On March 29, 2021, BioSig Technologies, Inc issued 125,000, 125,000 and 75,000 shares of common stock to Draper, Inc., Carriage House Capital Corp. and Church & Keeler, Inc., respectively, in exchange for consulting services with an aggregate fair value of $1,384,500, pursuant to consulting agreements entered into in March 2021.

The issuance of the shares of common stock to IRTH, Draper, Inc., Carriage House Capital Corp. and Church & Keeler, Inc. were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

BIOSIG TECHNOLOGIES, INC.

Date: May 17, 2021	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)