Form 10-Q
period 2021-06-30
BioSig Technologies, Inc.
filed 2021-08-11
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

54 Wilton Road, 2nd Floor Westport, CT	06880
(Address of principal executive office)	(Zip Code)

(203) 409-5444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

As of August 11, 2021, there were 34,923,860 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$15,504	$28,268
Accounts receivable, net	199	-
Inventory	731	768
Prepaid expenses and vendor deposits	515	301
Total current assets	16,949	29,337

Property and equipment, net	388	289

Right-to-use assets, net	252	306

Other assets:
Patents, net	336	346
Trademarks	1	1
Prepaid expenses, long term	-	5
Deposits	101	102

Total assets	$18,027	$30,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $80 and $317 to related parties as of June 30, 2021 and December 31, 2020, respectively	$3,027	$4,722
Deferred revenue, short term	32	-
Dividends payable	77	73
Lease liability, short term	247	313
Total current liabilities	3,383	5,108

Deferred revenue, long term	21	-
Lease liability, long term	1	1
Total long term debt	22	1

Total liabilities	3,405	5,109

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of June 30, 2021 and December 31, 2020	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued of Series F Preferred Stock	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 32,205,479 and 30,764,792 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	32	31
Additional paid in capital	187,136	181,344
Accumulated deficit	(173,025)	(157,005)
Total stockholders' equity attributable to BioSig Technologies, Inc.	14,143	24,370
Non-controlling interest	374	802
Total equity	14,517	25,172

Total liabilities and equity	$18,027	$30,386

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Product sales	$199	$-	$314	$-
Service	8	-	11	-
Total Revenue	207	-	325	-

Cost of goods sold	62	-	161	-

Gross profit	145	-	164	-

Operating expenses:
Research and development	1,667	5,718	2,933	10,645
General and administrative	6,480	16,608	13,751	24,464
Depreciation and amortization	49	22	91	43
Total operating expenses	8,196	22,348	16,775	35,152

Loss from operations	(8,051)	(22,348)	(16,611)	(35,152)

Other income (expense):
Interest income, net	-	3	1	43
Loss on foreign currency translation	-	(1)	-	(1)

Loss before income taxes	(8,051)	(22,346)	(16,610)	(35,110)

Income taxes (benefit)	-	-	-	-

Net loss	(8,051)	(22,346)	(16,610)	(35,110)

Non-controlling interest	350	3,158	590	4,586

Net loss attributable to BioSig Technologies, Inc.	(7,701)	(19,188)	(16,020)	(30,524)

Preferred stock dividend	(3)	(5)	(5)	(9)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,704)	$(19,193)	$(16,025)	$(30,533)

Net loss per common share, basic and diluted	$(0.24)	$(0.72)	$(0.50)	$(1.20)

Weighted average number of common shares outstanding, basic and diluted	32,169,191	26,537,058	31,878,283	25,463,154

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172
Common stock issued for services	406,692	-	1,777	-	-	1,777
Common stock issued upon exercise of options at $2.96 per share	9,375	-	28	-	-	28
Sale of common stock under At-the-market offering, net of transaction expenses of $40	251,720	-	1,300	-	-	1,300
Stock based compensation	682,202	1	721	-	20	742
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(8,319)	(240)	(8,559)
Balance, March 31, 2021 (unaudited)	32,114,781	32	185,168	(165,324)	582	20,458
Common stock for services	36,948	-	140	-	-	140
Change in fair value of modified options	-	-	313	-	8	321
Stock based compensation	53,750	-	1,518	-	134	1,652
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(7,701)	(350)	(8,051)
Balance, June 30, 2021 (unaudited)	32,205,479	$32	$187,136	$(173,025)	$374	$14,517

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2020
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	23,323,087	$23	$115,910	$(104,787)	$515	$11,661
Sale of common stock	2,500,000	2	9,050	-	-	9,052
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	2,667	-	10	-	-	10
Common stock issued settlement of Series C Preferred Stock accrued dividends at $5.39 per share	1,083	-	6	-	-	6
Common stock issued upon cashless exercise of warrants	10,574	-	-	-	-	-
Common stock issued upon cashless exercise of options	11,141	-	-	-	-	-
Common stock issued upon exercise of warrants at an average of $3.75 per share	80,432	1	301	-	-	302
Fair value of subsidiary shares issued to acquire research and development from Trek Therapeutics, PBC	-	-	2,440	-	735	3,175
Stock based compensation	81,334	-	3,628	-	785	4,413
Preferred stock dividend	-	-	(5)	-	-	(5)
Net loss	-	-	-	(11,335)	(1,428)	(12,763)
Balance, March 31, 2020 (unaudited)	26,010,318	26	131,340	(116,122)	607	15,851
Sale of common stock	2,187,500	2	16,160	-	-	16,162
Sale of subsidiary shares to non-controlling interest	-	-	7,124	-	3,468	10,592
Common stock issued for services	15,038	-	108	-	-	108
Fair value of subsidiary shares issued to acquire research and development	-	-	1,051	-	249	1,300
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	26,667	-	100	-	-	100
Common stock issued for settlement of Series C Preferred Stock accrued dividends at $4.47 per share	14,433	-	65	-	-	65
Common stock issued upon cashless exercise of warrants	2,266	-	-	-	-	-
Common stock issued upon cashless exercise of options	149,602	-	-	-	-	-
Common stock issued upon exercise of options at an average of $4.66 per share	478,451	1	2,228	-	-	2,229
Common stock issued upon exercise of warrants at an average of $3.87 per share	189,388	-	733	-	-	733
Stock based compensation	53,000	-	9,595	-	1,628	11,223
Preferred stock dividend	-	-	(5)	-	-	(5)
Net loss	-	-	-	(19,188)	(3,158)	(22,346)
Balance, June 30, 2020 (unaudited)	29,126,663	29	168,499	(135,310)	2,794	36,012

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Six months ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,610)	$(35,110)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	91	43
Amortization of right to use assets	230	227
Equity based compensation	4,311	15,745
Change in fair value of modified options	321	-
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC	-	3,175
Fair value of subsidiary stock issued to acquire research an development	-	1,300
Changes in operating assets and liabilities:
Accounts receivable	(199)	-
Inventory	37	(222)
Prepaid expenses and other	(209)	(770)
Deferred revenue	53	-
Accounts payable and accrued expenses	(1,693)	1,615
Operating lease liabilities	(242)	(226)
Net cash used in operating activities	(13,910)	(14,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(182)	(28)
Net cash used in investing activity	(182)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	-	25,214
Proceeds from sale subsidiary stock to non-controlling interest, net of issuance costs	-	10,592
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	1,300	-
Proceeds from exercise of options	28	2,229
Proceeds from exercise of warrants	-	1,035
Net cash provided by financing activities	1,328	39,070

Net (decrease) increase in cash and cash equivalents	(12,764)	24,819

Cash and cash equivalents, beginning of the period	28,268	12,108
Cash and cash equivalents, end of the period	$15,504	$36,927

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$-	$180
Dividend payable on preferred stock charged to additional paid in capital	$5	$9
Record right-to-use assets and related lease liability	$218	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On November 7, 2018, the Company formed a subsidiary under the laws of the State of Delaware originally under the name of NeuroClear Technologies, Inc. which was renamed to ViralClear Pharmaceuticals, Inc. (“ViralClear”) in March 2020. The subsidiary was established to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology, and subsequently in 2020, was repurposed to develop merimepodib, a broad-spectrum anti-viral agent that showed potential for the treatment of COVID-19. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology.

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of June 30, 2021, the Company had a majority interest in ViralClear of 69.95%.

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

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 15, 2021.

COVID-19

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency.  The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP Systems into 2022.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

We expect to incur losses from operations for the near future. Additionally, we expect to incur increasing marketing and commercialization expenses related to our PURE EP system in addition to research and development costs relating to the PURE EP and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

At June 30, 2021, the Company had working capital of approximately $13.6 million. During the six months ended June 30, 2021, the Company raised approximately $1.3 million, net of expenses, through an At-the-market offering. In addition, subsequent to June 30, 2021, the Company raised approximately $9.1 million from the sale of its common stock, net of expenses. Also, the Company began its commercial operations with the sale of the PURE EP device. At June 30, 2021 the Company has effective Forms S-3, shelf registration statements for an aggregate of $116.0 million.

At June 30, 2021, the Company had cash of approximately $15.5 million, which together with approximately $9.1 million raised subsequent to June 30, 2021 through the date of the filing of this report and the expected commercial growth, constitutes sufficient funds for the Company to meet its commercialization efforts, research and development and other funding requirements for at least the next 12 months from the date of issuance of these unaudited financial statements.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

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

A reconciliation of contract liabilities with customers is presented below:

	Balance at December 31, 2020 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at June 30, 2021 (000’s)
Product revenue	$-	$314	$(314)	$-
Service revenue	-	64	(11)	53
Total	$-	$378	$(325)	$53

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

The table below summarizes our deferred revenue as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (000’s)	December 31, 2020 (000’s)
Deferred revenue-current	$32	$-
Deferred revenue-noncurrent	21	-
Total deferred revenue	$53	$-

We had one customer which accounted for approximately 96% of our revenue in the three months ended June 30, 2021 and two customers which accounted for approximately 61% and 39% of our revenue in the six months ended June 30, 2021.

At June 30, 2021, the Company had one customer representing 100% of the outstanding accounts receivable.

Cost of Goods Sold

Cost of goods sold consists primarily of the delivered cost of our medical device(s) sold.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at June 30, 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the six months ended June 30, 2021 and 2020, bad debt expense totaled $0.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At June 30, 2021 and December 31, 2020, deposits in excess of FDIC limits were $15.0 million and $27.8 million, respectively.

Inventory

The inventory is comprised of work in process and finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory at June 30, 2021 and December 31, 2020 were $731,054 and $768,319, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Prepaid Expenses and Vendor Deposits

Prepaid expenses and vendor deposits are comprised of prepaid insurance, operating expenses and other prepayments.

Leases

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s condensed consolidated balance sheet. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All the Company’s real estate leases are classified as operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.

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

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and six months ended June 30, 2021 and 2020.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.7 million and $2.9 million for the three and six months ended June 30, 2021 and $5.7 million and $10.6 million for the three and six months ended June 30,2020, respectively.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

The computation of basic and diluted loss per share as of June 30, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2021	June 30, 2020
Series C convertible preferred stock	52,028	38,084
Options to purchase common stock	4,004,622	3,732,705
Warrants to purchase common stock	887,262	1,764,827
Restricted stock units to acquire common stock	292,250	128,334
Totals	5,236,162	5,663,950

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and six months ended June 30, 2021, the Company recorded amortization of $4,752 and $9,503; and $4,751 and $9,502 for the three and six months ended June 30, 2020 to current period operations, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the financial statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear Pharmaceuticals, Inc. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated statements of operations. The Company’s equity interest in ViralClear is 69.95% and the non-controlling stockholders’ interest is 30.05% as of June 30, 2021. This is reflected in the unaudited condensed consolidated statements of changes in equity.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021 (000’s)	December 31, 2020 (000’s)
Computer equipment	$358	$234
Furniture and fixtures	83	75
Manufacturing equipment	34	34
Testing/Demo equipment	145	96
Total	620	439
Less accumulated depreciation	(232)	(150)
Property and equipment, net	$388	$289

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $45,113 and $81,947 for three and six months ended June 30, 2021 and $17,457 and $33,721 for the three and six months ended June 30, 2020, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

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

As of June 30, 2021, the Company had outstanding five leases with aggregate payments of $38,897 per month, expiring through December 31, 2022.

Right to use assets is summarized below:

	June 30, 2021 (000’s)	December 31, 2020 (000’s)
Right to use assets, net	$808	$1,087
Less accumulated depreciation	(556)	(781)
Right to use assets, net	$252	$306

During the three and six months ended June 30, 2021, the Company recorded $126,638 and $245,239 and $126,811 and $246,218 for the three and six months ended June 30, 2020 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	June 30, 2021 (000’s)	December 31, 2020 (000’s)
Total lease liability	$248	$314
Less: short term portion	(247)	(313)
Long term portion	$1	$1

Maturity analysis under these lease agreements are as follows (000’s):

Remainder of 2021	$173
Year ended December 31, 2022	83
Total	256
Less: Present value discount	(8)
Lease liability	$248

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Lease expense for the three months ended June 30, 2021 and 2020 was comprised of the following:

	June 30, 2021 (000’s)	June 30, 2020 (000’s)
Operating lease expense	$119	$114
Short-term lease expense	8	13
Total	$127	$127

Lease expense for the six months ended June 30, 2021 and 2020 was comprised of the following:

	June 30, 2021 (000’s)	June 30, 2020 (000’s)
Operating lease expense	$230	$227
Short-term lease expense	15	18
Variable lease expense	-	1
Total	$245	$246

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021 (000’s)	December 31, 2020 (000’s)
Accrued accounting and legal	$170	$177
Accrued reimbursements and travel	45	56
Accrued consulting	97	256
Accrued research and development expenses	1,920	3,127
Accrued product purchases	154	30
Accrued marketing	8	-
Accrued office and other	105	127
Accrued payroll	515	936
Accrued settlement related to arbitration	13	13
	$3,027	$4,722

NOTE 7 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

Series C 9% Convertible Preferred Stock

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of 9% Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of December 31, 2020 was $3.75 per share, subject to certain reset provisions. On April 30, 2021, the conversion price was reset to $3.68 per share. The effect was de minimis.

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of June 30, 2021, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand.  The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

Series C Preferred Stock issued and outstanding totaled 105 as of June 30, 2021 and December 31, 2020.  As of June 30, 2021 and December 31, 2020, the Company has accrued $76,903 and $72,217 dividends payable on the Series C Preferred Stock.

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

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2021, and December 31, 2020, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of June 30, 2021, and December 31, 2020, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Common stock

BioSig Technologies, Inc.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2021 and December 31, 2020, the Company had 32,205,479 and 30,764,792 shares issued and outstanding, respectively.

In January 2021, the Company issued an aggregate of 658,868 shares of its common stock for services at a fair value previously recorded in 2020 of $2,658,224.

During the six months ended June 30, 2021, the Company issued 443,640 shares of common stock for services at a fair value of $1,917,465.

During the six months ended June 30, 2021, the Company issued 9,375 shares of common stock in exchange for proceeds of $27,750 from the exercise of options.

During the six months ended June 30, 2021, the Company issued an aggregate of 77,084 shares of its common stock for vested restricted stock units as stock-based compensation.

Open Market Sale Agreement

On August 28, 2020, the Company entered into an Open Market Sale Agreement (the “Sales Agreement”) with Jefferies LLC to act as the Company’s sales agent and/or principal (“Jefferies” or the “Agent”), with respect to the issuance and sale of up to $45.0 million of the Company’s shares of common stock from time to time in an at-the-market offering.

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

JUNE 30, 2021

(unaudited)

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2012 Equity Incentive Plan

On October 19, 2012, the Board of Directors of BioSig Technologies, Inc. approved the 2012 Equity Incentive Plan (the “Plan”) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan (as amended) provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 14,474,450 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 3,804,032 shares remaining available for future issuance of awards under the terms of the Plan as of June 30, 2021.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three and six months ended June 30, 2021 was estimated using the Black-Scholes pricing model.

During the six months ended June 30, 2021, the Company granted an aggregate of 754,500 options to officers, directors and key consultants.

The following table presents information related to stock options at June 30, 2021:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	2,447,257	7.2	1,545,675
5.01-7.50	1,289,032	5.9	1,013,760
7.51-10.00	203,333	8.2	115,133
10.01-12.50	65,000	8.9	48,332
	4,004,622	6.9	2,722,900

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2020	3,568,497	$5.59	7.0	$110,961
Grants	754,500	4.14	10.0	$-
Exercised	(9,375)	$2.96		-
Forfeited/expired	(309,000)	$7.23		-
Outstanding at June 30, 2021	4,004,622	$5.20	6.9	$190,635
Exercisable at June 30, 2021	2,722,900	$5.35	5.8	$66,322

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $3.86 as of June 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

On January 12, 2021, BioSig Technologies, Inc. granted 387,500 options to purchase the company stock in connection with the services rendered at the exercise price of $4.23 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning January 12, 2022 for two years.

On February 16, 2021, BioSig Technologies, Inc. granted 102,000 options to purchase the company stock in connection with the services rendered at the exercise price of $4.97 per share for a term of ten years with one-third vesting on the one year anniversary and two-thirds vesting quarterly thereafter beginning February 16, 2022 for two years.

On April 9, 2021, BioSig Technologies, Inc. granted 90,000 options to purchase the company stock in connection with the services rendered at the exercise price of $4.38 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning April 9, 2022 for two years.

On April 13, 2021, BioSig Technologies, Inc. granted 25,000 options to purchase the company stock in connection with the services rendered at the exercise price of $4.42 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning April 13, 2022 for two years.

On May 18, 2021, BioSig Technologies, Inc. granted 150,000 options to purchase the company stock in connection with the services rendered at the exercise price of $3.20 per share for a term of ten years with one-third vesting on the one year anniversary and two-thirds vesting quarterly thereafter beginning May 18, 2022 for two years.

The following assumptions were used in determining the fair value of options during the six months ended June 30, 2021:

Risk-free interest rate	0.83% - 1.30%
Dividend yield	0%
Stock price volatility	89.23% to 95.98%
Expected life	6 years
Weighted average grant date fair value	$3.63

On June 28, 2021, in connection with the exit of two members of the Company’s board of directors, the Company extended the life of 145,000 previously issued director options from the contractual 90 days from termination of service to the earlier of the initial life or June 28, 2023. The change in estimated fair value of the modified options of $182,514 was charged to current period operations.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

The following assumptions were used in determining the change in fair value of the modified options at June 28, 2021:

Risk-free interest rate	0.05% - 0.25%
Dividend yield	0%
Stock price volatility	88.57%
Expected life	0.25– 2 years

On June 30, 2021, in connection with the resignation of a member of the Company’s board of directors, the Company entered into a one year consulting contract and extended the life of 221,240 previously issued director options from the contractual 90 days from termination of service to the earlier of the initial life or two years after service contract completion. The change in estimated fair value of the modified options of $111,402 was charged to current period operations

The following assumptions were used in determining the change in fair value of the modified options at June 30, 2021:

Risk-free interest rate	0.06% - 0.46%
Dividend yield	0%
Stock price volatility	88.59%
Expected life	0.59– 3 years

The fair value of all options vesting during the three and six months ended June 30, 2021 of $613,806 and $1,190,692 and $3,628,181 and $4,251,874 for the three and six months ended June 30, 2020, respectively, was charged to current period operations.  Unrecognized compensation expense of $4,336,644 at June 30, 2021 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at June 30, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.80	125,000	February 2025
$6.16	568,910	November 2027
$6.85	193,352	July 2021 to August 2021
	887,262

A summary of the warrant activity for the six months ended June 30, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value
Outstanding at December 31, 2020	1,446,200	$5.44	3.3	$1,500
Grants	-
Exercised	-
Expired	(558,938)	$4.36	-	-
Outstanding at June 30, 2021	887,262	$6.12	4.6	$-

Vested and expected to vest at June 30, 2021	887,262	$6.12	4.6	$-
Exercisable at June 30, 2021	887,262	$6.12	4.6	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $3.86 of June 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the six months ended June 30, 2021:

Restricted shares issued as of December 31, 2020	218,334
Granted	251,000
Vested and issued	(77,084)
Forfeited	(100,000)
Total	292,250
Comprised of:
Vested restricted shares as of June 30, 2021	50,000
Unvested restricted shares as of June 30, 2021	242,250
Total	292,250

On January 4, 2021, the Company granted 220,000 restricted stock units for services with 105,000 vesting one-third on the one-year anniversary and two-thirds vesting quarterly thereafter beginning January 4, 2022 for two years and with 115,000 vesting quarterly for one year.

On March 8, 2021 the Company granted 31,000 restricted stock units for services vesting on August 31, 2021.

On June 1, 2021, in connection with the termination of an employee, the Company accelerated vesting of 30,000 previously granted restricted stock units from a three-year period to fully vested. The change in vesting of the modified restricted stock unit resulted in a $109,725 charge to current period operations.

On June 30, 2021, in connection with the resignation of a member of the Company’s board of directors, the Company accelerated vesting of 50,000 previously granted restricted stock units from a three-year period to fully vested. The change in vesting of the modified restricted stock unit resulted in a $232,375 charge to current period operations.

Stock based compensation expense related to restricted stock grants was $610,995 and $710,115 for the three and six months ended June 30, 2021 and $428,820 and $830,298 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the stock-based compensation relating to restricted stock of $538,983 remains unamortized.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 1,987,000 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the six months ended June 30, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining Contractual
	Shares	Exercise Price	Term
Outstanding at December 31, 2020	1,527,666	$5.00	3.96
Grants	-
Exercised	-
Forfeited/expired	(852,666)	$5.00
Outstanding at June 30, 2021	675,000	$5.00	8.17
Exercisable at June 30, 2021	616,665	$5.00	8.11

The following table presents information related to stock options at June 30, 2021:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	675,000	8.17	616,665

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

On June 30, 2021, in connection with the resignation of a member of the Company’s board of directors, the Company entered into a one year consulting contract and extended the life of 25,000 previously issued director options from the contractual 90 days from termination of service to the earlier of the initial life or two years after service contract completion. The change in estimated fair value of the modified options of $26,577 was charged to current period operations.

The following assumptions were used in determining the change in fair value of the modified options at June 30, 2021:

Risk-free interest rate	0.07% - 0.46%
Dividend yield	0%
Stock price volatility	88.59%
Expected life	1.25- 3 years

The fair value of all options vesting during the three and six months ended June 30, 2021 of $36,521 and $73,041 and $5,594,152 for the three and six months ended June 30, 2020, respectively, was charged to current period operations.  Unrecognized compensation expense of $255,645 at June 30, 2021 will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at June 30, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the six months ended June 30, 2021:

Restricted shares issued as of December 31, 2020	1,420,716
Granted	-
Issued	(40,000)
Forfeited	(82,716)
Total	1,298,000
Comprised of:
Vested restricted shares as of June 30, 2021	818,000
Unvested restricted shares as of June 30, 2021	480,000
Total	1,298,000

On June 30, 2021, in connection with the resignation of a member of the Company’s board of directors, the Company removed contingency requirements and accelerated vesting of 160,000 previously granted ViralClear restricted stock units. The change in the modified restricted stock unit resulted in a $212,959 charge to current period operations.

Stock based compensation expense related to restricted stock unit grants of ViralClear was $391,881 and $421,032 for the three and six months ended June 30, 2021 and $1,572,581 and $4,959,996 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, the stock-based compensation relating to restricted stock of $459,958 remains unamortized.

NOTE 10 – NON-CONTROLLING INTEREST

On November 7, 2018, the Company formed ViralClear for the purpose to pursue additional applications of the PURE EP™ signal processing technology outside of electrophysiology and subsequently in 2020 was repurposed to develop a broad-spectrum anti-viral agent that had potential against the COVID-19 virus. In late 2020, ViralClear again was repurposed back to pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology.

As of June 30, 2021 and December 31, 2020, the Company had a majority interest in ViralClear of 69.95% and 70.21%, respectively.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2021 (000’s):

Net loss	$(1,167)
Average Non-controlling interest percentage of profit/losses	30.0%
Net loss attributable to the non-controlling interest	$(350)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2020 (000’s):

Net loss	$(13,111)
Average Non-controlling interest percentage of profit/losses	24.1%
Net loss attributable to the non-controlling interest	$(3,158)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2021 (000’s):

Net loss	$(1,971)
Average Non-controlling interest percentage of profit/losses	29.9%
Net loss attributable to the non-controlling interest	$(590)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2020 (000’s):

Net loss	$(20,732)
Average Non-controlling interest percentage of profit/losses	22.1%
Net loss attributable to the non-controlling interest	$(4,586)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2021 (000’s):

Balance, December 31, 2020	$802
Allocation of equity to non-controlling interest due to equity-based compensation issued	162
Net loss attributable to non-controlling interest	(590)
Balance, June 30, 2021	$374

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

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

In connection with the Tools Agreement, the Company issued to Mayo an 8-year warrant (the “Tools Warrant”) to purchase 284,455 shares of the Company’s common stock at an exercise price of $6.16.  The Tools Warrant is immediately exercisable and may be exercised on a cashless basis if there is no effective registration statement registering or a current prospectus available for the resale of the shares underlying the Tools Warrant. The Company agreed to pay Mayo an upfront consideration of $100,000.  The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim) as defined whereby the Company paid Milestone one of $75,000.

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

In connection with the ViralClear Agreement, NeuroClear issued to Mayo an 8-year warrant (the “ViralClear Warrant”) to purchase 473,772 shares of ViralClear’s common stock at an exercise price of $5.00 per share.  The ViralClear Warrant is immediately exercisable and may be exercised on a cashless basis if there is no effective registration statement registering or a current prospectus available for the resale of the shares underlying the ViralClear Warrant. ViralClear agreed to pay Mayo an upfront consideration of $50,000.  ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. . In June 2021, patent rights were issued (“Valid Claim) as defined whereby the Company paid Milestone one of $75,000.

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

JUNE 30, 2021

(unaudited)

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

During the three and six months ended June 30, 2021, the Company paid $45,000 and $90,000 and $72,500 and $147,500 for the three and six months ended June 30, 2020, respectively, as patent costs, consulting fees and expense reimbursements. As of June 30, 2021 and December 31, 2020, there was an unpaid balance of $15,000 and $15,000, respectively. As of June 28, 2021, Mr. Filler is no longer a member of the Company’s board of directors.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and six months ended June 30, 2021, the Company charged operations $56,962 and $128,427 and $43,482 and $81,683 for the three and six months ended June 30, 2020, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of June 30, 2021, the Company had aggregate purchase commitments of approximately $2,357,529 for future services or products, some of which are subject to modification or cancellations.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Information concerning the operations of the Company’s reportable segments is as follows:

Summary Unaudited condensed consolidated Statement of Operations for the three months ended June 30, 2021 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Revenue:
Product sales	$199	$-	$-	$199
Service	8	-	-	8
Total Revenue	207	-	-	207

Cost of goods sold	62	-	-	62

Gross profit	145	-	-	145

Operating expenses:
Research and development	1,455	212	-	1,667
General and administrative	5,523	953	4	6,480
Depreciation and amortization	48	1	-	49
Total operating expenses	7,026	1,166	4	8,196

Loss from operations	(6,881)	(1,166)	(4)	(8,051)

Other income:
Interest income and other income, net	-	-	-	-

Net loss	$(6,881)	$(1,166)	$(4)	$(8,051)

Summary Unaudited condensed consolidated Statement of Operations for the three months ended June 30, 2020 (000’s):

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	Total
Operating expenses:
Research and development	$1,087	$4,631	$5,718
General and administrative	8,128	8,480	16,608
Depreciation and amortization	22	-	22
Total operating expenses	9,237	13,111	22,348

Loss from Operations	(9,237)	(13,111)	(22,348)

Other income:
Interest income and other income, net	2	-	2

Net loss	$(9,235)	$(13,111)	$(22,346)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Summary Unaudited condensed consolidated Statement of Operations for the six months ended June 30, 2021 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Revenue:
Product sales	$314	$-	$-	$314
Service	11	-	-	11
Total Revenue	325	-	-	325

Cost of goods sold	161	-	-	161

Gross profit	164	-	-	164

Operating expenses:
Research and development	2,731	202	-	2,933
General and administrative	11,980	1,767	4	13,751
Depreciation and amortization	89	2	-	91
Total operating expenses	14,800	1,971	4	16,775

Loss from operations	(14,636)	(1,971)	(4)	(16,611)

Other income:
Interest income and other income, net	1	-	-	1

Net loss	$(14,635)	$(1,971)	$(4)	$(16,610)

Summary Unaudited condensed consolidated Statement of Operations for the six months ended June 30, 2020 (000’s):

	BioSig Technologies, Inc	ViralClear Pharmaceuticals, Inc.	Total
Operating expenses:
Research and development	$2,414	$8,231	$10,645
General and administrative	11,949	12,515	24,464
Depreciation and amortization	43	-	43
Total operating expenses	14,406	20,746	35,152

Loss from Operations	(14,406)	(20,746)	(35,152)

Other income:
Interest and other income, net	28	14	42

Net loss	$(14,378)	$(20,732)	$(35,110)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Summary of assets at June 30, 2021 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Cash	$12,445	$3,059	$-	$15,504
Accounts receivable	199	-	-	199
Inventory	731	-	-	731
Other current assets	513	2	-	515
Total operating assets	13,888	3,061	-	16,949

Property and equipment, net	382	6	-	388
Right-to-use assets, net	252	-	-	252
Other assets	438	-	-	438

Total assets	$14,960	$3,067	$-	$18,027

NOTE 13 – RELATED PARTY TRANSACTIONS

At June 30, 2021 and December 31, 2020, the Company had reimbursable travel, compensation and other related expenses due related parties of $80,000 and $317,000, respectively.

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

During the three and six months ended June 30, 2021, the Company paid $45,000 and $90,000 and $72,500 and $147,500 for the three and six months ended June 30, 2020, respectively, as patent costs, consulting fees and expense reimbursements. As of June 30, 2021 and December 31, 2020, there was an unpaid balance of $15,000 and $15,000, respectively. As of June 28, 2021, Mr. Filler is no longer a member of the Company’s board of directors.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, and December 31, 2020, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of June 30, 2021, and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of June 30, 2021 and December 31, 2020.

NOTE 15 – SUBSEQUENT EVENTS

Equity issuances:

On July 1, 2021, the Company issued 80,000 shares of its common stock to a consultant for services rendered valued at $348,000.

On July 1, 2021, ViralClear issued 206,250 shares of its common stock in exchange for the cashless exercise of 550,000 options previously granted on October 16, 2019.

On July 6, 2021, the Company issued 28,750 shares of its common stock for vested restricted stock units.

On July 12, 2021, the Company issued 16,310 shares of its common stock in connection with the resignation of a member of the Company’s board of directors on June 30, 2021 for services rendered valued at $62,957.

On July 12, 2021, the Company issued 50,000 shares of its common stock for fully vested restricted stock units.

On July 30, 2021, the Company issued an aggregate of 13,321 shares of its common stock for services.

On August 2, 2021, the Company issued 30,000 shares of its common stock for accelerated vested restricted stock units dated January 4, 2021.

On August 3, 2021, the Company granted an aggregated of 75,000 options to purchase shares of its common stock to three employees. The options are exercisable at $3.61 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

Equity financing

On July 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), relating to an underwritten public offering of 2,500,000 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”). All of the Shares were sold by the Company. The public offering price of the Shares was $4.00 per share, and the Underwriter agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $3.68 per share. After the underwriting discount and offering expenses, the Company received net proceeds from the offering of approximately $9.1 million. Pursuant to the Underwriting Agreement, the Company has also granted the Underwriter an option to purchase up to 375,000 additional shares of Common Stock, or 15% of the number of Shares sold in the offering, at a price of $3.68 per share, for a period of 30 days from the date of the Underwriting Agreement, of which none were exercised.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(unaudited)

Pursuant to the Underwriting Agreement, the Company issued to the Underwriter or its designees warrants to purchase up to an aggregate 125,000 shares of Common Stock, or 5% of the number of Shares sold in the offering (the “Underwriter Warrants”). The Underwriter Warrants are exercisable following the date of issuance, July 7, 2021 and ending five years from the date of the execution of the Underwriting Agreement, July 2, 2026, at a price per share equal to $4.80 per share (120% of the public offering price per Share) and are exercisable on a “cashless” basis. The Company also agreed to reimburse the Underwriter for certain of their out-of-pocket expenses incurred in connection with the offering, including, among other things, the reasonable fees and expenses of counsel, which fees and expenses may not exceed $100,000.

Operating leases:

On August 2, 2021, the Company executed the extension of its Rochester, Minnesota office lease for an additional 24 months beginning November 1, 2021 through October 31, 2023. During the extended period, the Company’s base rent will remain the same for the first year and increase 3% in the second year.

On August 3, 2021, the Company entered into a lease agreement whereby the Company leased approximately 6,600 square feet of office space in Westport, Connecticut commencing September 1, 2021 and expiring on December 31, 2024 at an initial rate of $14,828 per month with escalating payments. The lease agreement includes rent abatement for the first 4 months with rental payments commencing on January 1, 2022. At the lease execution date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 6.5%. In conjunction with the lease, the Company terminated, without penalty, the lease at 54 Wilton Road, Westport, CT effective September 4, 2021.

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

During 2019, we began conducting our first clinical observational patient cases using the PURE EP™ System at Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas; Prisma Health at Greenville Health System in South Carolina; Indiana University; and Santa Barbara Cottage Hospital in California.

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

On April 13, 2021, we announced the completion of the enrollment in the PURE EP 2.0 Study. A total of 51 cardiac ablation procedures have been evaluated (>400 cardiac signal samples) across the three medical centers of excellence with unblinded clinical data initially released during a conference call on July 26, 2021, and at the Heart Rhythm 2021 convention with a physician presentation titled, “PURE EP™: Clinical Data to Clinical Applications” delivered by Christopher McLeod, M.D., Ch.B. of Mayo Clinic in Jacksonville, Florida.

The PURE EP 2.0 Study showed 93.6% of the PURE EP signals were rated as superior or equivalent for the cumulative dataset with a superior rating seen 4x more often than equivalent. The study manuscript is currently in review for publication.

The PURE EP 2.0 Study objective was to validate the superiority quality of the PURE EP signals and determine the clinical value of the PURE EP signal when compared to conventional sources.

We continue to install PURE EP™ Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP™ System has been utilized at several institutions, including the University of Pennsylvania Hospital; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; Houston Methodist in Texas; and Medical City North Hills in North Richland Hills, Texas.

To date, more than 1,100 patient procedures have been conducted with the PURE EP System by more than 50 electrophysiologists across eleven different clinical sites in the United States.

In addition to clinical evaluation, we have conducted pre-clinical evaluation under several study protocols with the PURE EP™ System. At Mayo Clinic in Rochester, Minnesota, we have performed twenty-five experiments in various animal models; we also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and six experiments to date during a study at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic and the University of Pennsylvania. We also intend to continue additional clinical external evaluation at a select number of other centers.

We have made progress towards obtaining a European CE marking certificate for medical devices. We have commenced audit preparation for the International Organization for Standardization (“ISO”) 13485 with the expectation to proceed with the audit to obtain the ISO 13485 Certification in the second half of 2021 and CE Marking in the first half of 2022, subject to the guidance from the European notified body.

In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St David’s Healthcare of Austin, Texas and were subsequently sold in February 2021. These units were our first commercial sale. We also sold two PURE EP™ Systems to Mayo Foundation for Medical Education and Research in 2021 and we are in active discussions with several accounts about the acquisition of the PURE EP™ System. We anticipate our initial customers will be medical centers of excellence and other healthcare facilities that operate EP labs.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib. As of June 30, 2021, the Company retains 69.95% ownership of ViralClear.

Results of Operations (000’s)

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended June 30, 2021 totaled $207 comprised of product sales of $199 and recognized service revenue of $8 as compared to nil for the three months ended June 30, 2020.

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

Cost of sales for the three months ended June 30, 2021 was $62 comprised of the delivered product as compared to nil for the three months ended June 30, 2020.

Gross profit from the three months ended June 30, 2021 was $145 or 70.05% as compared to nil for the three months ended June 30, 2020.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2021 were $1,667, a decrease of $4,051, or 70.85%, from $5,718 for the three months ended June 30, 2020. This decrease is primarily due to acquired research and development cost incurred during the three months ended June 30, 2020 of $2,355 in the ViralClear segment as compared to $150 for the current period and the ceasing of Merimepodib development in 2020. Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2021 (000’s)	June 30, 2020 (000’s)
Salaries and equity compensation	$776	$757
Consulting expenses	165	1,145
Research and clinical studies and design work	396	319
Acquired Research and Development	150	2,355
Data/AI development	84	126
Regulatory	9	5
Product development	-	833
Formulation	-	115
Travel, supplies, other	87	63
Total	$1,667	$5,718

Stock based compensation for research and development personnel was $16 and $274 for the three months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2021 were $6,480, a decrease of $10,128, or 61.0%, from $16,608 incurred in the three months ended June 30, 2020. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $2,124 in the current period from $2,185 for the three months ended June 30, 2020, a decrease of $61, or 2.8%.  The decrease was due to reduction in 2021 of the ViralClear pharma operations, net with performance pay and added staff in the later part of 2020 and 2021 for commercialization and support personnel.  We incurred $1,965 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2021 as compared to $11,058 in stock-based compensation for the same period in 2020.

Professional services for the three months ended June 30, 2021 totaled $384, a decrease of $289, or 42.9%, over the $673 recognized for the three months ended June 30, 2020. Of professional services, legal fees totaled $248 for the three months ended June 30, 2021; a decrease of $320, or 56.3%, from $568 incurred for the three months ended June 30, 2020. The decrease is primarily due to costs incurred in 2020 for financing, contract work and patent filings for the ViralClear segment not incurred in current period. Accounting fees incurred in the three months ended June 30, 2021 amounted to $39, a decrease of $66, or 62.9%, from $105 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our yearend requirements.

Consulting, public and investor relations fees for the three months ended June 30, 2021 were $758 as compared to $1,528 incurred for the three months ended June 30, 2020, a decrease of $770, or 50.4%. The decrease in consulting, marketing and investor relations fees during the three months ended June 30, 2021 related to our ceasing pharma operations in 2020 in the ViralClear segment, net with our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended June 30, 2021 were $309, an increase of $260, or 530.6%, from $49 incurred in the three months ended June 30, 2020. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2021 was due to the lifting of various restrictions imposed by the COVID-19 outbreak leading to increased commercialization effort in 2021 as compared to 2020.

Rent for the three months ended June 30, 2021 totaled $117, an increase of $2, or 1.7%, from $119 incurred in three months ended June 30, 2020. The increase in rent for 2021 as compared to 2020 is due primarily increase in warehousing costs in 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2021 totaled $49, an increase of $27, or 122.7%, over the expense of $22 incurred in the three months ended June 30, 2020, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2021 totaled $3, a decrease of $2, or 40.0%, from $5 incurred during the three months ended June 30, 2020. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2021 as compared to 2020 is the result of conversions in 2020.

Net Loss available to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss available to common shareholders for the three months ended June 30, 2021 was $7,704 compared to a net loss of $19,193 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 (000’s)

Revenues and Cost of Goods Sold. Revenue for the six months ended June 30, 2021 totaled $325 comprised of product sales of $314 and recognized service revenue of $11 as compared to nil for the six months ended June 30, 2020.

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

Cost of sales for the six months ended June 30, 2021 was $161 comprised of the delivered product as compared to nil for the six months ended June 30, 2020.

Gross profit for the six months ended June 30, 2021 was $164 or 50.5% as compared to nil for the six months ended June 30, 2020.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2021 were $2,933, a decrease of $7,712, or 72.4%, from $10,645 for the six months ended June 30, 2020. This decrease is primarily due to acquired research and development cost incurred during the six months ended June 30, 2020 of $5,880 in the ViralClear segment as compared to $150 for the current period and the ceasing of pharma development in 2020. Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2021 (000’s)	June 30, 2020 (000’s)
Salaries and equity compensation	$1,275	$1,649
Consulting expenses	354	1,264
Research and clinical studies and design work	691	485
Acquired Research and Development	150	5,880
Data/AI development	211	252
Regulatory	68	31
Product development	15	833
Formulation	-	115
Travel, supplies, other	169	136
Total	$2,933	$10,645

Stock based compensation for research and development personnel was $83 and $588 for the six months ended June 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2021 were $13,751, a decrease of $10,713, or 43.8%, from $24,464 incurred in the six months ended June 30, 2020. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $3,973 in the current period from $3,488 for the six months ended June 30, 2020, an increase of $485, or 13.9%.  The increase was due to performance pay and added staff in the later part of 2020 and 2021 for commercialization and support personnel.  We incurred $4,551 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2021 as compared to $15,157 in stock-based compensation for the same period in 2020.

Professional services for the six months ended June 30, 2021 totaled $764, a decrease of $400, or 34.4%, over the $1,164 recognized for the six months ended June 30, 2020. Of professional services, legal fees totaled $556 for the six months ended June 30, 2021; a decrease of $398, or 41.7%, from $954 incurred for the six months ended June 30, 2020. The decrease is primarily due to costs incurred in 2020 for financing. Accounting fees incurred in the six months ended June 30, 2021 amounted to $111, a decrease of $100 or 47.4%, from $211 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our yearend requirements.

Consulting, public and investor relations fees for the six months ended June 30, 2021 were $2,132 as compared to $2,814 incurred for the six months ended June 30, 2020, a decrease of $682, or 24.2%. The decrease in consulting, marketing and investor relations fees during the six months ended June 30, 2021 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the six months ended June 30, 2021 were $418, an increase of $165, or 65.2%, from $253 incurred in the six months ended June 30, 2020. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2021 was due to lifting of various restrictions imposed by the COVID-19 outbreak as compared to 2020.

Rent for the six months ended June 30, 2021 totaled $234, an increase of $4, or 1.7%, from $238 incurred in six months ended June 30, 2020. The increase in rent for 2021 as compared to 2020 is due primarily to temporary rentals in 2021 as compared to 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2021 totaled $91, an increase of $48, or 111.6%, over the expense of $43 incurred in the six months ended June 30, 2020, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2021 totaled $5, a decrease of $4, or 44.4% from $9 incurred during the six months ended June 30, 2020. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2021 as compared to 2020 is the result of conversions in 2020.

Net Loss available to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss available to common shareholders for the six months ended June 30, 2021 was $16,025 compared to a net loss of $30,533 for the six months ended June 30, 2020.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP Systems into 2022.

Liquidity and Capital Resources ($000’s)

As of June 30, 2021, we had a working capital of $13,566, comprised of cash of $15,504, accounts receivable of $199, inventory of $731 and prepaid expenses and vendor deposits of $515, which was offset by $3,027 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $77 and current portions of deferred revenue of $32 and of lease liability of $247.  For the six months ended June 30, 2021, we used $13,910 of cash in operating activities and $182 of cash in investing activities.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020 (000’s)

Cash provided by financing activities totaled $1,328, comprised of proceeds from the sale of our common stock under our at-the-marketing offering of $1,300 and proceeds from exercise of options of $28.

In the comparable period in 2020, our aggregate cash provided by financing activities totaled $39,070, comprised of proceeds from the sale of our common stock of $25,214, proceeds from the sale of our subsidiary common stock of $10,592 and proceeds from exercise of options and warrants of $3,264. At June 30, 2021, we had cash of $15,504 compared to $36,927 at June 30, 2020. Our cash is held in bank deposit accounts. At June 30, 2021 and June 30, 2020, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2021 and 2020 was $13,910 and $14,223, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted from ceasing our ViralClear segment’s pharma operations in 2020, net with additional operating costs, general and administrative expenses in 2021 and with an increase in our operating assets of $371 and a decrease in our operating liabilities of $1,884.

We used $182 cash for investing activities for the six months ended June 30, 2021, compared to $28 for the six months ended June 30, 2020.  For the current period and comparable period, we purchased computer and other equipment.

We had an accumulated deficit as of June 30, 2021 of $173.0, as well as a net loss attributable to BioSig Technologies, Inc. of $16.0 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach full commercial profitability. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately one year and a day from the date of filing of this report. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of June 30, 2021, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Equity Financing

On July 2, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), relating to an underwritten public offering of 2,500,000 shares (the “Shares”) of the Company’s common stock. All the Shares were sold by the Company. The public offering price of the Shares was $4.00 per share, and the Underwriter agreed to purchase the Shares from us pursuant to the Underwriting Agreement at a price of $3.68 per share. After the underwriting discount and offering expenses, we received net proceeds from the offering of approximately $9,100.

Pursuant to the Underwriting Agreement, we also granted the Underwriter an option to purchase up to 375,000 additional shares of Common Stock, or 15% of the number of Shares sold in the offering, at a price of $3.68 per share, for a period of 30 days from the date of the Underwriting Agreement. None were exercised.

Pursuant to the Underwriting Agreement, we issued to the Underwriter or its designees warrants to purchase up to an aggregate 125,000 shares of common stock, or 5% of the number of Shares sold in the offering (the “Underwriter Warrants”). The Underwriter Warrants are exercisable as of the date of issuance and ending July 2, 2026, at a price per share equal to $4.80 per share (120% of the public offering price per Share) and are exercisable on a “cashless” basis. We also agreed to reimburse the Underwriter for certain of their out-of-pocket expenses incurred in connection with the offering, including, among other things, the reasonable fees and expenses of counsel, which fees and expenses may not exceed $100.

The Shares were sold and issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-251859) previously filed with the Securities and Exchange Commission and declared effective by the Securities and Exchange Commission on January 12, 2021. A preliminary prospectus supplement and prospectus supplement and the accompanying prospectus relating to the offering have been filed with the Securities and Exchange Commission. The offering closed on July 7, 2021.

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

Revenue Recognition

We derive its revenue primarily from the sale of its medical device, the PURE EP™ System, and well as related support and maintenance services and software upgrades in connection with the system.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

We determine revenue recognition through the following five steps:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligation in the contract; and

●	Recognize revenue when, or as, the performance obligations are satisfied.

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If we determine that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP System and do not have the right to terminate their contracts unless we fail to perform material obligations.

We may execute more than one contract with a single customer. If so, it is evaluated whether the agreements were negotiated as a package with a single objective, whether the amount of consideration to be paid in one agreement depends on the price and/or performance of another agreement, or whether the goods or services promised in the agreements represent a single performance obligation. The conclusions reached can impact the allocation of the transaction price to each performance obligation and the timing of revenue recognition related to those arrangements.

We record accounts receivable for amounts invoiced to customers for which the Company has an unconditional right to consideration as provided under the contractual arrangement. Unbilled receivables, if any, include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. Our unbilled receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Unbilled receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was Nil at June 30, 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the six months ended June 30, 2021 and 2020, bad debt expense totaled $0.

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

ITEM 1A.  RISK FACTORS

Not required under Regulation S-K for “smaller reporting companies”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 30, 2021, BioSig Technologies, Inc. issued 30,000 shares of common stock to Lyons Capital, LLC in exchange for consulting services rendered with a fair value of $110,400, pursuant to engagement letter, dated April 15, 2021.

The issuance of the shares of common stock to Lyons Capital LLC was not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

1.1	Underwriting Agreement, dated July 2, 2021, by and between BioSig Technologies, Inc. and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on July 6, 2021)
3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)

3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
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

3.8	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.10	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.11	Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.4 to the Form S-1 filed on July 22, 2013)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 6, 2021)
10.1**	Ninth Amendment to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 29, 2021)
10.2	Availability Retainer Agreement, dated June 30, 2021, by and between BioSig Technologies, Inc. and Jeffrey O’Donnell (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 1, 2021)
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: August 11, 2021	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)