Form 10-Q
period 2021-09-30
BioSig Technologies, Inc.
filed 2021-11-15
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number: 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Greens Farms Road, 1st Floor Westport, CT	06880
(Address of principal executive office)	(Zip Code)

(203) 409-5444
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

As of November 15, 2021, there were 35,310,627 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash	$17,535	$28,268
Accounts receivable, net	100	-
Employee advances	50	-
Inventory	1,881	768
Prepaid expenses and vendor deposits	433	301
Total current assets	19,999	29,337

Property and equipment, net	557	289

Right-to-use assets, net	693	306

Other assets:
Patents, net	331	346
Trademarks	1	1
Prepaid expenses, long term	-	5
Deposits	92	102

Total assets	$21,673	$30,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $80 and $317 to related parties as of September 30, 2021 and December 31, 2020, respectively	$2,169	$4,722
Deferred revenue, short term	32	-
Dividends payable	79	73
Lease liability, short term	291	313
Total current liabilities	2,571	5,108

Deferred revenue, long term	13	-
Lease liability, long term	409	1
Total long-term debt	422	1

Total liabilities	2,993	5,109

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of September 30, 2021 and December 31, 2020	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued of Series F Preferred Stock	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 35,254,860 and 30,764,792 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	35	31
Additional paid in capital	198,380	181,344
Accumulated deficit	(180,278)	(157,005)
Total stockholders' equity attributable to BioSig Technologies, Inc.	18,137	24,370
Non-controlling interest	438	802
Total equity	18,575	25,172

Total liabilities and equity	$21,673	$30,386

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Product sales	$100	$-	$414	$-
Service	8	-	19	-
Total revenue	108	-	433	-

Cost of goods sold	38	-	199	-

Gross profit	70	-	234	-

Operating expenses:
Research and development	1,315	4,911	4,248	15,556
General and administrative	6,505	8,165	20,256	32,629
Depreciation and amortization	51	24	142	67
Total operating expenses	7,871	13,100	24,646	48,252

Loss from operations	(7,801)	(13,100)	(24,412)	(48,252)

Other income (expense):
Interest income, net	1	2	2	45
Gain on settlement of debt	553	-	553	-
Loss on foreign currency translation	-	-	-	(1)

Loss before income taxes	(7,247)	(13,098)	(23,857)	(48,208)

Income taxes (benefit)	-	-	-	-

Net loss	(7,247)	(13,098)	(23,857)	(48,208)

Non-controlling interest	(6)	1,696	584	6,282

Net loss attributable to BioSig Technologies, Inc.	(7,253)	(11,402)	(23,273)	(41,926)

Preferred stock dividend	(2)	(2)	(7)	(11)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,255)	$(11,404)	$(23,280)	$(41,937)

Net loss per common share, basic and diluted	$(0.21)	$(0.38)	$(0.71)	$(1.56)

Weighted average number of common shares outstanding, basic and diluted	34,856,502	29,750,378	32,881,932	26,900,383

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172
Common stock issued for services	406,692	-	1,777	-	-	1,777
Common stock issued upon exercise of options at $2.96 per share	9,375	-	28	-	-	28
Sale of common stock under At-the-market offering, net of transaction expenses of $40	251,720	-	1,300	-	-	1,300
Stock based compensation	682,202	1	721	-	20	742
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(8,319)	(240)	(8,559)
Balance, March 31, 2021 (unaudited)	32,114,781	32	185,168	(165,324)	582	20,458
Common stock for services	36,948	-	140	-	-	140
Change in fair value of modified options	-	-	313	-	8	321
Stock based compensation	53,750	-	1,518	-	134	1,652
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(7,701)	(350)	(8,051)
Balance, June 30, 2021 (unaudited)	32,205,479	32	187,136	(173,025)	374	14,517
Sale of common stock, net transactional costs of $995	2,500,000	3	9,002	-	-	9,005
Common stock issued for services	409,631	-	1,354	-	-	1,354
Stock based compensation	139,750	-	890	-	58	948
Preferred stock dividend			(2)	-	-	(2)
Net loss	-	-	-	(7,253)	6	(7,247)
Balance, September 30, 2021 (unaudited)	35,254,860	$35	$198,380	$(180,278)	$438	$18,575

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020
(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2019	23,323,087	$23	$115,910	$(104,786)	$515	$11,662
Sale of common stock	2,500,000	2	9,050	-	-	9,052
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	2,667	-	10	-	-	10
Common stock issued settlement of Series C Preferred Stock accrued dividends at $5.39 per share	1,083	-	6	-	-	6
Common stock issued upon cashless exercise of warrants	10,574	-	-	-	-	-
Common stock issued upon cashless exercise of options	11,141	-	-	-	-	-
Common stock issued upon exercise of warrants at an average of $3.75 per share	80,432	1	301	-	-	302
Fair value of subsidiary shares issued to acquire research and development from Trek Therapeutics, PBC	-	-	2,440	-	735	3,175
Stock based compensation	81,334	-	3,628	-	785	4,413
Preferred stock dividend	-	-	(5)	-	-	(5)
Net loss	-	-	-	(11,336)	(1,428)	(12,764)
Balance, March 31, 2020 (unaudited)	26,010,318	26	131,340	(116,122)	607	15,851
Sale of common stock	2,187,500	2	16,160	-	-	16,162
Sale of subsidiary shares to non-controlling interest	-	-	7,124	-	3,468	10,592
Common stock issued for services	15,038	-	108	-	-	108
Fair value of subsidiary shares issued to acquire research and development	-	-	1,051	-	249	1,300
Common stock issued upon conversion of Series C Preferred Stock at $3.75 per share	26,667	-	100	-	-	100
Common stock issued for settlement of Series C Preferred Stock accrued dividends at $4.47 per share	14,433	-	65	-	-	65
Common stock issued upon cashless exercise of warrants	2,266	-	-	-	-	-
Common stock issued upon cashless exercise of options	149,602	-	-	-	-	-
Common stock issued upon exercise of options at an average of $4.66 per share	478,451	1	2,228	-	-	2,229
Common stock issued upon exercise of warrants at an average of $3.87 per share	189,388	-	733	-	-	733
Stock based compensation	53,000	-	9,595	-	1,628	11,223
Preferred stock dividend	-	-	(5)	-	-	(5)
Net loss	-	-	-	(19,188)	(3,158)	(22,346)
Balance, June 30, 2020 (unaudited)	29,126,663	29	168,499	(135,310)	2,794	36,012
Sale of common stock in September 2020 under At-the market offering, net of transaction expenses of $182	150,000	-	1,002	-	-	1,002
Common stock for services	488,000	1	3,442	-	-	3,443
Common stock issued upon exercise of options at an average of $4.54 per share	108,374	-	492	-	-	492
Common stock issued upon exercise of warrants at an average of $3.95 per share	160,159	-	632	-	-	632
Stock based compensation	85,000	-	1,163	-	222	1,385
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(11,402)	(1,696)	(13,098)
Balance, September 30, 2020 (unaudited)	30,118,196	$30	$175,228	$(146,712)	$1,320	$29,866

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Nine months ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,857)	$(48,208)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	142	67
Amortization of right to use assets	334	342
Equity based compensation	6,613	20,573
Gain on settlement of debt	(553)	-
Change in fair value of modified options	321	-
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC	-	3,175
Fair value of subsidiary stock issued to acquire research and development		1,300
Changes in operating assets and liabilities:
Accounts receivable	(100)	-
Employee advances	(50)	-
Inventory	(1,113)	(229)
Prepaid expenses and other	(117)	(180)
Deferred revenue	45	-
Accounts payable and accrued expenses	(1,999)	3,005
Operating lease liabilities	(334)	(342)
Net cash used in operating activities	(20,668)	(20,497)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(398)	(60)
Net cash used in investing activity	(398)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	9,005	25,214
Proceeds from sale subsidiary stock to non-controlling interest, net of issuance costs	-	10,592
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	1,300	1,002
Proceeds from exercise of options	28	2,722
Proceeds from exercise of warrants	-	1,667
Net cash provided by financing activities	10,333	41,197

Net (decrease) increase in cash and cash equivalents	(10,733)	20,640

Cash and cash equivalents, beginning of the period	28,268	12,108
Cash and cash equivalents, end of the period	$17,535	$32,748

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$-	$180
Dividend payable on preferred stock charged to additional paid in capital	$7	$12
Record right-to-use assets and related lease liability	$800	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of September 30, 2021, the Company had a majority interest in ViralClear of 68.44%.

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

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 15, 2021.

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

SEPTEMBER 30, 2021

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

We expect to incur losses from operations for the near future. Additionally, we expect to incur increasing marketing and commercialization expenses related to our PURE EP system in addition to research and development costs relating to PURE EP and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

At September 30, 2021, the Company had working capital of approximately $17.4 million. During the nine months ended September 30, 2021, the Company raised approximately $9.0 million, net of expenses, through the sale of common stock and  $1.3 million, net of expenses, through an At-the-market offering. The Company has begun its commercial operations generating revenues with the sale of the PURE EP device. At September 30, 2021 the Company has effective Forms S-3, shelf registration statements for an aggregate of $107.0 million.

At September 30, 2021, the Company had cash of approximately $17.5 million through the date of the filing of this report and with the expected commercial growth, constitutes sufficient funds for the Company to meet its commercialization efforts, research and development and other funding requirements for at least the next 12 months from the date of issuance of these unaudited financial statements.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

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

A reconciliation of contract liabilities with customers is presented below:

	Balance at December 31, 2020 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at September 30, 2021 (000’s)
Product revenue	$-	$414	$(414)	$-
Service revenue	-	64	(19)	45
Total	$-	$478	$(433)	$45

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

The table below summarizes our deferred revenue as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (000’s)	December 31, 2020 (000’s)
Deferred revenue-current	$32	$-
Deferred revenue-noncurrent	13	-
Total deferred revenue	$45	$-

We had one customer which accounted for approximately 93% of our revenue in the three months ended September 30, 2021 and two customers which accounted for approximately 69% and 31% of our revenue in the nine months ended September 30, 2021.

At September 30, 2021, the Company had one customer representing 100% of the outstanding accounts receivable.

Cost of Goods Sold

Cost of goods sold consists primarily of the delivered cost of our medical device(s) sold.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at September 30, 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the nine months ended September 30, 2021 and 2020, bad debt expense totaled $0.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit.  At September 30, 2021 and December 31, 2020, deposits in excess of FDIC limits were $17.0 million and $27.8 million, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Inventory

The inventory is comprised of work in process and finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory at September 30, 2021 and December 31, 2020 were $1,881,007 and $768,319, respectively, comprised of finished goods.

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

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and nine months ended September 30, 2021 and 2020.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.3 million and $4.2 million for the three and nine months ended September 30, 2021, and $4.9 million and $15.6 million for the three and nine months ended September 30, 2020, respectively.

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

The computation of basic and diluted loss per share as of September 30, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2021	September 30, 2020
Series C convertible preferred stock	64,292	44,194
Options to purchase common stock	4,037,122	3,509,956
Warrants to purchase common stock	818,910	1,604,668
Restricted stock units to acquire common stock	182,500	168,334
Totals	5,102,824	5,327,152

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and nine months ended September 30, 2021, the Company recorded amortization of $4,751 and $14,254; and $4,752 and $14,254 for the three and nine months ended September 30, 2020 to current period operations, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the financial statements.

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear is 68.44% and the non-controlling stockholders’ interest is 31.56% as of September 30, 2021. This is reflected in the unaudited condensed consolidated statements of changes in equity.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021 (000’s)	December 31, 2020 (000’s)
Computer equipment	$377	$234
Furniture and fixtures	83	75
Manufacturing equipment	153	34
Testing/Demo equipment	145	96
Leasehold improvements	77	-
Total	835	439
Less accumulated depreciation	(278)	(150)
Property and equipment, net	$557	$289

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are depreciated over the related expected lease term. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Depreciation expense was $46,205 and $128,152 for three and nine months ended September 30, 2021 and $19,117 and $52,838 for the three and nine months ended September 30, 2020, respectively.

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

On August 2, 2021, the Company exercised its option to extend its Rochester, Minnesota lease of approximately 1,400 square feet of office space for two additional years expiring on October 31, 2023 with a fixed monthly rate of $3,513, increasing to $3,618 for the second year.

The Company determined that the lease option exercised was a lease modification and accordingly reassessed the lease classification, remeasured the lease liability and adjusted the right-to-use asset. On August 2, 2021 the Company removed the remaining right-to-use net assets of $10,247 and related lease liability of $10,400 and recorded right-to-use assets and related lease liability of $89,629. At the lease modification date, the Company estimated the lease liability and the right of use assets at present value using the Company’s estimated incremental borrowing rate of 6.5%.

On August 3, 2021, the Company entered into a sublease agreement whereby the Company leased approximately 6,590 square feet of office space at 55 Greens Farms Road, Westport, Connecticut commencing September 1, 2021 and expiring December 31, 2024 (40 months) at the initial rate beginning January 1, 2022 of $14,828 with escalating payments. In connection with the lease, the Company paid a security deposit of $14,232. There is no option to extend the lease past its initial term. At the lease commencement date, the Company estimated the lease liability and right-to-use assets at present value using the Company’s incremental borrowing rate of 6.5% and determined their initial present values, at inception, of $492,876. In conjunction with the lease, the Company terminated, without penalty, the sublease at 54 Wilton Road, Westport, CT effective September 4, 2021 and removed the remaining right-to-use assets of $36,756 and related lease liability of $37,625 with a credit to rent expense of $868 relating to the lease termination.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

As of September 30, 2021, the Company had outstanding five leases with aggregate payments of $17,315 per month, expiring through December 31, 2024.

Right to use assets is summarized below:

	September 30, 2021 (000’s)	December 31, 2020 (000’s)
Right to use assets, net	$803	$1,087
Less accumulated amortization	(110)	(781)
Right to use assets, net	$693	$306

During the three and nine months ended September 30, 2021, the Company recorded $120,127 and $365,366 and $124,437 and $370,656 for the three and nine months ended September 30, 2020 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	September 30, 2021 (000’s)	December 31, 2020 (000’s)
Total lease liability	$700	$314
Less: short term portion	(291)	(313)
Long term portion	$409	$1

Maturity analysis under these lease agreements are as follows (000’s):

Remainder of 2021	$52
Year ended December 31, 2022	304
Year ended December 31, 2023	220
Year ended December 31, 2024	191
Total	767
Less: Present value discount	(67)
Lease liability	$700

Lease expense for the three months ended September 30, 2021 and 2020 was comprised of the following:

	September 30, 2021 (000’s)	September 30, 2020 (000’s)
Operating lease expense	$105	$115
Short-term lease expense	15	9
Total	$120	$124

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Lease expense for the nine months ended September 30, 2021 and 2020 was comprised of the following:

	September 30, 2021 (000’s)	September 30, 2020 (000’s)
Operating lease expense	$334	$342
Short-term lease expense	31	28
Variable lease expense	-	1
Total	$365	$371

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021 (000’s)	December 31, 2020 (000’s)
Accrued accounting and legal	$163	$177
Accrued reimbursements and travel	47	56
Accrued consulting	84	256
Accrued research and development expenses	221	3,127
Accrued product purchases	68	30
Accrued marketing	49	-
Accrued office and other	25	127
Accrued payroll	499	936
Accrued settlement related to arbitration	1,013	13
	$2,169	$4,722

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

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of December 31, 2020 was $3.75 per share, subject to certain reset provisions. On August 17, 2021, the conversion price was reset to $2.98 per share. The effect was de minimis.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of September 30, 2021, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand.  The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

Series C Preferred Stock issued and outstanding totaled 105 as of September 30, 2021 and December 31, 2020.  As of September 30, 2021 and December 31, 2020, the Company has accrued $79,285 and $72,517 dividends payable on the Series C Preferred Stock.

NOTE 8 – STOCKHOLDER EQUITY

Shareholder rights plan

On July 14, 2020, our board of directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of BioSig’s common stock to stockholders of record on July 27, 2020, and one right will be issued for each new share of common stock issued thereafter. Each right will initially trade with common stock, and will allow its holder to purchase from BioSig one one-thousandth of a share of Series F Junior Participating Preferred stock, par value $0.001 per share, for an exercise price of $50.00, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 12% or more of BioSig’s then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of BioSig’s common stock having a market value of two times the exercise price of the right. In addition, at any time after a person or group acquires 12% or more of BioSig’s outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of BioSig’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). The Rights Plan could make it more difficult for a third party to acquire control of BioSig or a large block of our common stock without the approval of our board of directors. The rights expired on July 13, 2021, unless terminated earlier by our board of directors.

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2021, and December 31, 2020, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of September 30, 2021, and December 31, 2020, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Common stock

BioSig Technologies, Inc.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2021 and December 31, 2020, the Company had 35,254,860 and 30,764,792 shares issued and outstanding, respectively.

In January 2021, the Company issued an aggregate of 658,868 shares of its common stock for services at a fair value previously recorded in 2020 of $2,658,224.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

During the nine months ended September 30, 2021, the Company issued 853,271 shares of common stock for services at a fair value of $3,271,340.

During the nine months ended September 30, 2021, the Company issued 9,375 shares of common stock in exchange for proceeds of $27,750 from the exercise of options.

During the nine months ended September 30, 2021, the Company issued an aggregate of 216,834 shares of its common stock for vested restricted stock units.

Sale of common stock

On July 2, 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), relating to an underwritten public offering of 2,500,000 shares of the Company’s common stock, $0.001 par value per share. All of the shares were sold by the Company. The public offering price of the shares was $4.00 per share, and the Underwriter agreed to purchase the shares from the Company pursuant to the Underwriting Agreement at a price of $3.68 per share. After the underwriting discount, offering and other related expenses, the Company received net proceeds from the offering of approximately $9.0 million. Pursuant to the Underwriting Agreement, the Company also granted the Underwriter an option to purchase up to 375,000 additional shares of common stock, or 15% of the number of shares sold in the offering, at a price of $3.68 per share, for a period of 30 days from the date of the Underwriting Agreement, of which none were exercised.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 3,606,901 shares remaining available for future issuance of awards under the terms of the Plan as of September 30, 2021.

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

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.  The fair value of stock-based payment awards during the three and nine months ended September 30, 2021 was estimated using the Black-Scholes pricing model.

During the nine months ended September 30, 2021, the Company granted an aggregate of 917,000 options to officers, directors and key consultants.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

The following table presents information related to stock options at September 30, 2021:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$2.51-5.00	2,539,757	7.2	1,579,427
5.01-7.50	1,229,032	4.7	997,757
7.51-10.00	203,333	8.0	138,326
10.01-12.50	65,000	8.6	50,415
	4,037,122	6.5	2,765,925

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	3,568,497	$5.59	7.0	$110,961
Grants	917,000	3.39	10.0	$-
Exercised	(9,375)	$2.96		-
Forfeited/expired	(439,000)	$6.68		-
Outstanding at September 30, 2021	4,037,122	$5.20	6.5	$938
Exercisable at September 30, 2021	2,765,925	$5.35	5.3	$563

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $2.98 as of September 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

On August 3, 2021, BioSig Technologies, Inc. granted an aggregated of 75,000 options to purchase shares of its common stock to three employees. The options are exercisable at $3.61 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

On August 31, 2021, BioSig Technologies, Inc. granted an aggregated of 47,500 options to purchase shares of its common stock to three employees. The options are exercisable at $2.98 per share for ten years with immediate vesting.

On September 17, 2021, BioSig Technologies, Inc. granted an aggregated of 40,000 options to purchase shares of its common stock to two employees. The options are exercisable at $2.99 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

The following assumptions were used in determining the fair value of options during the nine months ended September 30, 2021:

Risk-free interest rate	0.77% - 1.30%
Dividend yield	0%
Stock price volatility	83.70% to 95.98%
Expected life	5 to 6 years
Weighted average grant date fair value	$3.39

On June 28, 2021, in connection with the exit of two members of the Company’s board of directors, the Company extended the life of 145,000 previously issued director options from the contractual 90 days from termination of service to the earlier of the initial life or June 28, 2023. The change in estimated fair value of the modified options of $182,514 was charged to current period operations.

The following assumptions were used in determining the change in fair value of the modified options at June 28, 2021:

Risk-free interest rate	0.05% - 0.25%
Dividend yield	0%
Stock price volatility	88.57%
Expected life	0.25 – 2 years

On June 30, 2021, in connection with the resignation of a member of the Company’s board of directors, the Company entered into a one-year consulting contract and extended the life of 221,240 previously issued director options from the contractual 90 days from termination of service to the earlier of the initial life or two years after service contract completion. The change in estimated fair value of the modified options of $111,402 was charged to current period operations.

The following assumptions were used in determining the change in fair value of the modified options on June 30, 2021:

Risk-free interest rate	0.06% - 0.46%
Dividend yield	0%
Stock price volatility	88.59%
Expected life	0.59 – 3 years

The fair value of all options vesting during the three and nine months ended September 30, 2021 of $759,931 and $1,950,623 and $483,110 and $4,734,983 for the three and nine months ended September 30, 2020, respectively, was charged to current period operations.  Unrecognized compensation expense of $3,720,260 at September 30, 2021 will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at September 30, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$4.80	250,000	February 2025 to July 2026
$6.16	568,910	November 2027
	818,910

On July 7, 2021, BioSig Technologies, Inc. issued warrants to purchase 125,000 shares of its common stock at $4.80 per share, expiring on July 2, 2026, for placement agent services in connection with the sale of the company’s common stock.

A summary of the warrant activity for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	1,446,200	$5.44	3.3	$1,500
Grants	125,000	$4.80	5.0
Expired	(752,290)	$5.00	-	-
Outstanding at September 30, 2021	818,910	$5.74	5.5	$-

Vested and expected to vest at September 30, 2021	818,910	$5.74	5.5	$-
Exercisable at September 30, 2021	818,910	$5.74	5.5	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $2.98 of September 30, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the nine months ended September 30, 2021:

Restricted shares issued as of December 31, 2020	218,334
Granted	301,000
Vested and issued	(216,834)
Forfeited	(120,000)
Total	182,500

Comprised of:
Vested restricted shares as of September 30, 2021	-
Unvested restricted shares as of September 30, 2021	182,500
Total	182,500

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

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

On August 14, 2021 the Company granted 50,000 restricted stock units for services vesting quarterly for one year.

Stock based compensation expense related to restricted stock grants was $63,266 and $773,381 for the three and nine months ended September 30, 2021 and $174,945 and $1,005,243 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the stock-based compensation relating to restricted stock of $463,317 remains unamortized.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,330,750 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the nine months ended September 30, 2021 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2020	1,527,666	$5.00	3.96
Grants	-
Exercised	(550,000)	$5.00
Forfeited/expired	(852,666)	$5.00
Outstanding at September 30, 2021	125,000	$5.00	7.40
Exercisable at September 30, 2021	74,998	$5.00	6.62

The following table presents information related to stock options at September 30, 2021:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	125,000	6.12	74,998

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

On June 30, 2021, in connection with the resignation of a member of the Company’s board of directors, the Company entered into a one-year consulting contract and extended the life of 25,000 previously issued director options from the contractual 90 days from termination of service to the earlier of the initial life or two years after service contract completion. The change in estimated fair value of the modified options of $26,577 was charged to current period operations.

The following assumptions were used in determining the change in fair value of the modified options at June 30, 2021:

Risk-free interest rate	0.07% - 0.46%
Dividend yield	0%
Stock price volatility	88.59%
Expected life	1.25 - 3 years

The fair value of all options vesting during the three and nine months ended September 30, 2021 of $36,521 and $109,562 and $242,703 and $5,836,855 for the three and nine months ended September 30, 2020, respectively, was charged to current period operations.  Unrecognized compensation expense of $219,124 at September 30, 2021 will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at September 30, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2021:

Restricted shares issued as of December 31, 2020	1,420,716
Granted	-
Issued	(40,000)
Forfeited	(82,716)
Total	1,298,000

Comprised of:
Vested restricted shares as of September 30, 2021	658,000
Unvested restricted shares as of September 30, 2021	640,000
Total	1,298,000

Stock based compensation expense related to restricted stock unit grants of ViralClear was $87,865 and $508,896 for the three and nine months ended September 30, 2021 and $485,352 and $5,445,346 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the stock-based compensation relating to restricted stock of $372,093 remains unamortized.

NOTE 10 – NON-CONTROLLING INTEREST

On November 7, 2018, the Company formed a subsidiary, now known as ViralClear, to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology, and subsequently in 2020, was repurposed to develop merimepodib, a broad-spectrum anti-viral agent that showed potential for the treatment of COVID-19. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology.

As of September 30, 2021 and December 31, 2020, the Company had a majority interest in ViralClear of 68.44% and 70.21%, respectively.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net profit attributable to the non-controlling interest for the three months ended September 30, 2021 (000’s):

Net Income	$19
Average Non-controlling interest percentage of profit/losses	31.6%
Net income attributable to the non-controlling interest	$6

Net loss attributable to the non-controlling interest for the three months ended September 30, 2020 (000’s):

Net loss	$(5,540)
Average Non-controlling interest percentage of profit/losses	30.6%
Net loss attributable to the non-controlling interest	$(1,696)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2021 (000’s):

Net loss	$(1,953)
Average Non-controlling interest percentage of profit/losses	29.9%
Net loss attributable to the non-controlling interest	$(584)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2020 (000’s):

Net loss	$(26,272)
Average Non-controlling interest percentage of profit/losses	23.9%
Net loss attributable to the non-controlling interest	$(6,282)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2021 (000’s):

Balance, December 31, 2020	$802
Allocation of equity to non-controlling interest due to equity-based compensation issued	220
Net loss attributable to non-controlling interest	(584)
Balance, September 30, 2021	$438

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

SEPTEMBER 30, 2021

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

In connection with the Tools Agreement, the Company issued to Mayo an 8-year warrant (the “Tools Warrant”) to purchase 284,455 shares of the Company’s common stock at an exercise price of $6.16.  The Tools Warrant is immediately exercisable and may be exercised on a cashless basis if there is no effective registration statement registering or a current prospectus available for the resale of the shares underlying the Tools Warrant. The Company agreed to pay Mayo an upfront consideration of $100,000.  The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000.

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

In connection with the ViralClear Agreement, ViralClear issued to Mayo an 8-year warrant (the “ViralClear Warrant”) to purchase 473,772 shares of ViralClear’s common stock at an exercise price of $5.00 per share.  The ViralClear Warrant is immediately exercisable and may be exercised on a cashless basis if there is no effective registration statement registering or a current prospectus available for the resale of the shares underlying the ViralClear Warrant. ViralClear agreed to pay Mayo an upfront consideration of $50,000.  ViralClear also agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and nine months ended September 30, 2021, the Company charged operations $61,313 and $189,740 and $49,342 and $131,025 for the three and nine months ended September 30, 2020, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of September 30, 2021, the Company had aggregate purchase commitments of approximately $1,959,546 for future services or products, some of which are subject to modification or cancellations.

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

On September 23, 2021, the Company entered into a settlement agreement with Aurigene for a sum of $1,000,000 payable in three installments of $400,000, $300,000, and $300,000 on September 30, 2021, December 31, 2021 and March 31, 2022, respectively, with no admission or concession by either party.

In connection with the settlement, the Company recognized $553,000 gain on settlement of debt in the current period operations as the full amount was previously accrued.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 – SEGMENT REPORTING

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Information concerning the operations of the Company’s reportable segments is as follows:

Summary unaudited condensed consolidated Statement of Operations for the three months ended September 30, 2021 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Revenue:
Product sales	$100	$-	$-	$100
Service	8	-	-	8
Total revenue	108	-	-	108

Cost of goods sold	38	-	-	38

Gross profit	70	-	-	70

Operating expenses:
Research and development	1,311	4	-	1,315
General and administrative	5,975	529	1	6,505
Depreciation and amortization	50	1	-	51
Total operating expenses	7,336	534	1	7,871

Loss from operations	(7,266)	(534)	(1)	(7,801)

Other income:
Interest income and other income, net	1	-	-	1
Gain on settlement of debt	-	553	-	553

Net loss	$(7,265)	$19	$(1)	$(7,247)

Summary unaudited condensed consolidated Statement of Operations for the three months ended September 30, 2020 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Operating expenses:
Research and development	$698	$4,183	$30	$4,911
General and administrative	6,807	1,358	-	8,165
Depreciation and amortization	24	-	-	24
Total operating expenses	7,529	5,541	30	13,100

Loss from operations	(7,529)	(5,541)	(30)	(13,100)

Other income:
Interest income and other income, net	2	-	-	2

Net loss	$(7,527)	$(5,541)	$(30)	$(13,098)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Summary unaudited condensed consolidated Statement of Operations for the nine months ended September 30, 2021 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Revenue:
Product sales	$414	$-	$-	$414
Service	19	-	-	19
Total revenue	433	-	-	433

Cost of goods sold	199	-	-	199

Gross profit	234	-	-	234

Operating expenses:
Research and development	4,042	206	-	4,248
General and administrative	17,954	2,297	5	20,256
Depreciation and amortization	139	3	-	142
Total operating expenses	22,135	2,506	5	24,646

Loss from operations	(21,901)	(2,506)	(5)	(24,412)

Other income:
Interest income and other income, net	2	-	-	2
Gain on settlement of debt	-	553	-	553

Net loss	$(21,899)	$(1,953)	$(5)	$(23,857)

Summary unaudited condensed consolidated Statement of Operations for the nine months ended September 30, 2020 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Operating expenses:
Research and development	$3,112	$12,414	$30	$15,556
General and administrative	18,756	13,873	-	32,629
Depreciation and amortization	66	-	1	67
Total operating expenses	21,934	26,287	31	48,252

Loss from operations	(21,934)	(26,287)	(31)	(48,252)

Other income (expense):
Interest income and other income, net	30	15	-	45
Loss on foreign currency translation	-	(1)	-	(1)

Net loss	$(21,904)	$(26,273)	$(31)	$(48,208)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

Summary of assets at September 30, 2021 (000’s):

	BioSig Technologies, Inc.	ViralClear Pharmaceuticals, Inc.	NeuroClear Technologies, Inc.	Total
Cash	$15,138	$2,397	$-	$17,535
Accounts receivable	100	-	-	100
Inventory	1,881	-	-	1,881
Employee advances	50	-	-	50
Other current assets	431	2	-	433
Total operating assets	17,600	2,399	-	19,999

Property and equipment, net	551	6	-	557
Right-to-use assets, net	693	-	-	693
Other assets	424	-	-	424

Total assets	$19,268	$2,405	$-	$21,673

NOTE 13 – RELATED PARTY TRANSACTIONS

At September 30, 2021 and December 31, 2020, the Company had reimbursable travel, compensation and other related expenses due related parties of $80,000 and $317,000, respectively.

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

As of September 30, 2021, and December 31, 2020, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(unaudited)

As of September 30, 2021, and December 31, 2020, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liability as of September 30, 2021 and December 31, 2020.

NOTE 15 – SUBSEQUENT EVENTS

Equity issuances

On October 4, 2021, the Company granted 50,000 options to purchase shares of its common stock to a new member of the board. The options are exercisable at $2.98 per share for ten years with 50% vesting at date of grant and 50% vesting on the first anniversary of his appointment date, September 20, 2022.

On October 4, 2021, the Company issued 28,750 shares of its common stock for previously issued vested restricted stock units.

On October 29, 2021, the Company issued an aggregate of 27,017 shares of its common stock for services.

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

In November 2019, we commenced our first clinical study for the PURE EP™ System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” The PURE EP 2.0 Study was conducted at three U.S. hospitals: Texas Cardiac Arrhythmia Institute at St. David’s Medical Center, Mayo Clinic Jacksonville, and Massachusetts General Hospital.

On April 13, 2021, we announced the completion of the enrollment in the PURE EP 2.0 Study. Intracardiac signal data of clinical interest were collected during 51 cardiac ablation procedures using the PURE EP™ System, the signal recording system, and the 3D mapping system at the same time stamps. The samples were randomized and subjected to blinded, head-to-head evaluation by three independent electrophysiologists to determine the overall quality and clinical utility of PURE EP™ signals when compared to conventional sources. Each reviewer responded to the same 235 signal comparisons using a 10-point rating scale.

Results showed 93% consensus across the blinded reviewers with a 75% overall improvement in intracardiac signal quality and confidence in interpreting PURE EP signals over the signals from conventional sources. Further analysis of the responses from the blinded reviewers showed an 83% (p-value <0.001) improved confidence when interpreting complex multi-component signals, leading to a better understanding of the catheter position in relation to the ablation target. Additionally, there was a 73% (p-value <0.001) improved visualization of small, fractionated potentials increasing the proper analysis of scar and abnormal conduction tissue characteristics.

The study manuscript, “Evaluation of a novel cardiac signal processing system for electrophysiology procedures: the PURE EP 2.0 study" has been published in the Journal of Cardiovascular Electrophysiology and is available electronically with open access via the Wiley Online Library. The manuscript is co-authored by Amin Al-Ahmad, M.D., FHRS, Bradley Knight, M.D., FHRS, Wendy Tzou, M.D., FHRS, Robert Schaller, D.O., FHRS, Omar Yasin, M.D, Deepak Padmanabhan, M.D., Jason Zagrodsky, M.D., FHRS, Mohammed Bassiouny, M.D., J David Burkhardt, M.D., FHRS, Joseph Gallinghouse Jr., M.D., FHRS, Moussa Mansour, M.D., FHRS, Christopher McLeod, MBChB, Ph.D., FHRS and Andrea Natale, M.D., FHRS, the Principal Investigator of the study. The independent, blinded reviewers were Bradley P. Knight, M.D. (Northwestern University), Wendy Tzou, M.D. (University of Colorado), and Robert Schaller, M.D. (University of Pennsylvania).

We continue to install PURE EP™ Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP™ System has been utilized at numerous institutions, including the University of Pennsylvania Hospital in Philadelphia, Pennsylvania; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; Houston Methodist in Houston, Texas; and Medical City North Hills in North Richland Hills, Texas.

To date, more than 1,600 patient procedures have been conducted with the PURE EP System by more than 71 electrophysiologists across thirteen different clinical sites in the United States.

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

In September 2021, we announced that we entered into a manufacturing and professional services agreement with Plexus Corp (“Plexus”) [Nasdaq: PLXS]. Under the terms of the agreement, Plexus will bring to market the PURE EP™ System and develop a new product pipeline for our subsidiary, ViralClear Pharmaceuticals, Inc. (“ViralClear”).

We have made progress towards obtaining a European CE marking certificate for medical devices. We have concluded audit preparation for the International Organization for Standardization (“ISO”) 13485 final certification audit with the expectation to proceed with the audit to obtain the ISO 13485 Certification in the first half of 2022 and CE Marking in the first half of 2023, subject to the guidance and availability from the European Notified Body.

In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. These units were our first commercial sale. We also sold three PURE EP™ Systems to Mayo Foundation for Medical Education and Research in year-to-date 2021 and we are in active discussions with several accounts about the acquisition of the PURE EP™ System. We anticipate our initial customers will be medical centers of excellence and other healthcare facilities that operate EP labs.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. As of September 30, 2021, the Company retains 68.44% ownership of ViralClear.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended September 30, 2021 totaled $108 comprised of product sales of $100 and recognized service revenue of $8 as compared to nil for the three months ended September 30, 2020.

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

Cost of sales for the three months ended September 30, 2021 was $38 comprised of the delivered product as compared to nil for the three months ended September 30, 2020.

Gross profit from the three months ended September 30, 2021 was $70 or 64.8% as compared to nil for the three months ended September 30, 2020.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2021 were $1,315, a decrease of $3,596, or 73.2%, from $4,911 for the three months ended September 30, 2020. This decrease is primarily due to reduction in research and development costs incurred during the three months ended September 30, 2020 of $4,183 in the ViralClear segment as compared to $4 for the current period and the ceasing of merimepodib development in 2020, net with an increase in the BioSig segment research and development from $698 for the three months ended September 30, 2020 to $1,311 for the current period. Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2021 (000’s)	September 30, 2020 (000’s)
Salaries and equity compensation	$751	$574
Consulting expenses	177	805
Research and clinical studies and design work	190	1,020
Acquired Research and Development	-	(997)
Data/AI development	84	127
Regulatory	68	1
Product development	-	3,362
Formulation	-	1
Travel, supplies, other	45	18
Total	$1,315	$4,911

On September 2, 2020, we entered into an amendment with a third-party assignment and licensing agreement acquired with the asset acquisition from Trek. The amendment eliminated clinical trial milestone payments, leaving only two milestone events and associated payments, and increasing possible royalty payments from 5% to 6%. During the three months ended September 30, 2020, we reversed previously record payment obligations.

Stock based compensation for research and development personnel was $371 and $308 for the three months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2021 were $6,505, a decrease of $1,660, or 20.3%, from $8,165 incurred in the three months ended September 30, 2020. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $2,134 in the current period from $1,621 for the three months ended September 30, 2020, an increase of $513, or 31.6%.  The increase was primarily due to added staff in commercialization, sales and research and development in the BioSig segment, net with a reduction in 2021 of the ViralClear pharma operations.  We incurred $1,931 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2021 as compared to $4,786 in stock-based compensation for the same period in 2020.

Professional services for the three months ended September 30, 2021 totaled $271, a decrease of $82, or 23.2%, over the $353 recognized for the three months ended September 30, 2020. Of professional services, legal fees totaled $222 for the three months ended September 30, 2021; a decrease of $115, or 34.1%, from $337 incurred for the three months ended September 30, 2020. The decrease is primarily due to costs incurred in 2020 for financing, contract work and patent filings for the ViralClear segment not incurred in current period. Accounting fees incurred in the three months ended September 30, 2021 amounted to $38, an increase of $21, or 123.5%, from $17 incurred in same period last year. In 2021, we incurred our yearly ViralClear audit in addition to our review requirements.

Consulting, public and investor relations fees for the three months ended September 30, 2021 were $1,005 as compared to $871 incurred for the three months ended September 30, 2020, an increase of $134, or 15.4%. The increase in consulting, marketing and investor relations fees during the three months ended September 30, 2021 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended September 30, 2021 were $312, an increase of $271, or 661.0%, from $41 incurred in the three months ended September 30, 2020. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2021 was due to the lifting of various restrictions imposed by the COVID-19 outbreak leading to increased commercialization effort in 2021 as compared to 2020.

Rent for the three months ended September 30, 2021 totaled $119, a decrease of $5, or 4.0%, from $124 incurred in three months ended September 30, 2020. The decrease in rent for 2021 as compared to 2020 is due primarily to a lower negotiated rent for our Los Angeles offices beginning July 1, 2021 and reduction of our rent in our Connecticut headquarters with our move to a larger facility in September 2021 as compared to 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2021 totaled $51, an increase of $27, or 112.5%, over the expense of $24 incurred in the three months ended September 30, 2020, as a result of the adding additional office computers and other equipment.

Gain on Settlement of Debt. On September 23, 2021 the Company negotiated a lawsuit settlement with Aurigene Pharmaceutical Services LTD relating to certain milestone payments for manufacturing and services under a contract with our ViralClear subsidiary. In connection with the settlement, the Company recognized a gain on settlement of debt of $553 during the three months ended September 30, 2021.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2021 and 2020 totaled $2. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2021 was $7,255 compared to a net loss of $11,404 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 (000’s)

Revenues and Cost of Goods Sold. Revenue for the nine months ended September 30, 2021 totaled $433 comprised of product sales of $414 and recognized service revenue of $19 as compared to nil for the nine months ended September 30, 2020.

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

Cost of sales for the nine months ended September 30, 2021 was $199 comprised of the delivered product as compared to nil for the nine months ended September 30, 2020.

Gross profit for the nine months ended September 30, 2021 was $234 or 54.0% as compared to nil for the nine months ended September 30, 2020.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2021 were $4,248, a decrease of $11,308, or 72.7%, from $15,556 for the nine months ended September 30, 2020. This decrease is primarily due to acquired research and development cost incurred during the nine months ended September 30, 2020 of $12,414 in the ViralClear segment as compared to $206 for the current period and the ceasing of pharma development in 2020. Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2021 (000’s)	September 30, 2020 (000’s)
Salaries and equity compensation	$2,026	$2,223
Consulting expenses	531	2,069
Research and clinical studies and design work	881	1,505
Acquired Research and Development	150	4,883
Data/AI development	295	379
Regulatory	136	32
Product development	15	4,195
Formulation	-	116
Travel, supplies, other	214	154
Total	$4,248	$15,556

Stock based compensation for research and development personnel was $454 and $1,445 for the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2021 were $20,256, a decrease of $12,373, or 37.9%, from $32,629 incurred in the nine months ended September 30, 2020. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $6,107 in the current period from $5,109 for the nine months ended September 30, 2020, an increase of $998, or 19.5%. The increase was due to performance pay and added staff in the later part of 2020 and 2021 for commercialization, sales and support personnel. We incurred $6,480 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2021, as compared to $19,678 in stock-based compensation for the same period in 2020.

Professional services for the nine months ended September 30, 2021 totaled $1,035, a decrease of $482, or 31.8%, over the $1,517 recognized for the nine months ended September 30, 2020. Of professional services, legal fees totaled $778 for the nine months ended September 30, 2021; a decrease of $513, or 39.7%, from $1,291 incurred for the nine months ended September 30, 2020. The decrease is primarily due to costs incurred in 2020 for financing a non-consummated capital raise and legal costs incurred in our ViralClear subsidiary. Accounting fees incurred in the nine months ended September 30, 2021 amounted to $149, a decrease of $78 or 34.4%, from $227 incurred in same period last year. In 2020, we incurred additional audit costs associated with internal control and ViralClear audits in addition to our year-end requirements.

Consulting, public and investor relations fees for the nine months ended September 30, 2021 were $3,137 as compared to $3,685 incurred for the nine months ended September 30, 2020, a decrease of $548, or 14.9%. The decrease in consulting, marketing and investor relations fees during the nine months ended September 30, 2021 related to our continued efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the nine months ended September 30, 2021 were $730, an increase of $436, or 148.3%, from $294 incurred in the nine months ended September 30, 2020. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2021 was due to lifting of various restrictions imposed by the COVID-19 outbreak as compared to 2020.

Rent for the nine months ended September 30, 2021 totaled $353, a decrease of $10, or 2.8%, from $363 incurred in nine months ended September 30, 2020. The decrease in rent for 2021 as compared to 2020 is due primarily to a lower negotiated rent for our Los Angeles offices beginning July 1, 2021 as compared to 2020.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2021 totaled $142, an increase of $75, or 111.9%, over the expense of $67 incurred in the nine months ended September 30, 2020, as a result of the adding additional office computers and other equipment.

Gain on Settlement of Debt. On September 23, 2021 we negotiated a lawsuit settlement with Aurigene Pharmaceutical Services LTD relating to certain milestone payments for manufacturing and services under a contract with our ViralClear subsidiary. In connection with the settlement, we recognized a gain on settlement of debt of $553 during the nine months ended September 30, 2021.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2021 totaled $7, a decrease of $4, or 36.4% from $11 incurred during the nine months ended September 30, 2020. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. The decrease in 2021 as compared to 2020 is the result of conversions in 2020.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the nine months ended September 30, 2021 was $23,280 compared to a net loss of $41,937 for the nine months ended September 30, 2020.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

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

Liquidity and Capital Resources ($000’s)

As of September 30, 2021, we had a working capital of $17,428, comprised of cash of $17,535, accounts receivable of $100, inventory of $1,881 and prepaid expenses, vendor deposits and employee advances of $483, which was offset by $2,169 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $79 and current portions of deferred revenue of $32 and of lease liability of $291. For the nine months ended September 30, 2021, we used $20,668 of cash in operating activities and $398 of cash in investing activities.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020 (000’s)

Cash provided by financing activities totaled $10,333, comprised of proceeds from the sale of our common stock, net of expenses, of $9,005 and sale of our common stock under an at-the-market offering of $1,300 along with proceeds from exercise of options of $28.

In the comparable period in 2020, our aggregate cash provided by financing activities totaled $41,197, comprised of proceeds from the sale of our common stock of $25,214, proceeds from the sale of our common stock in an at-the-market offering of $1,002, proceeds from the sale of our subsidiary common stock of $10,592 and proceeds from exercise of options and warrants of $4,389. At September 30, 2021, we had cash of $17,535 compared to $32,748 at September 30, 2020. Our cash is held in bank deposit accounts. At September 30, 2021 and September 30, 2020, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2021 and 2020 was $20,668 and $20,497, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The increases in cash outlays principally resulted additional operating costs, general and administrative expenses in 2021 and with increases in our operating assets of $1,380 and a decrease in our operating liabilities of $3,393, net with ceasing our ViralClear segment’s pharma operations in 2020.

We used $398 cash for investing activities for the nine months ended September 30, 2021, compared to $60 for the nine months ended September 30, 2020. For the current period and comparable period, we purchased computer and other equipment.

We had an accumulated deficit as of September 30, 2021 of $180.3 million, as well as a net loss attributable to BioSig Technologies, Inc. of $23.3 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach full commercial profitability. We believe that our existing cash on hand will be sufficient to enable us to fund our projected operating requirements for approximately one year and a day from the date of filing of this report. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of September 30, 2021, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Equity Financing

On July 2, 2021, we entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), relating to an underwritten public offering of 2,500,000 shares of the Company’s common stock, $0.001 par value per share. All of the shares were sold by us. The public offering price of the shares was $4.00 per share, and the Underwriter agreed to purchase the shares from us pursuant to the Underwriting Agreement at a price of $3.68 per share. After the underwriting discount, offering and other related expenses, we received net proceeds from the offering of approximately $9.0 million. Pursuant to the Underwriting Agreement, we also granted the Underwriter an option to purchase up to 375,000 additional shares of common stock, or 15% of the number of Shares sold in the offering, at a price of $3.68 per share, for a period of 30 days from the date of the Underwriting Agreement, of which none were exercised.

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

The shares were sold and issued pursuant to our shelf registration statement on Form S-3 (Registration Statement No. 333-251859) previously filed with the Securities and Exchange Commission and declared effective by the Securities and Exchange Commission on January 12, 2021. A preliminary prospectus supplement and prospectus supplement and the accompanying prospectus relating to the offering were filed with the Securities and Exchange Commission. The offering closed on July 7, 2021.

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

Allowance for Doubtful Accounts

We adjust accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was nil at September 30, 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the nine months ended September 30, 2021 and 2020, bad debt expense totaled $0.

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

On September 23, 2021, the Company entered into a settlement agreement with Aurigene for a sum of $1,000,000 payable in three installments of $400,000, $300,000, and $300,000 on September 30, 2021, December 31, 2021 and March 31, 2022, respectively, with no admission or concession by either party.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in such matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

ITEM 1A.  RISK FACTORS

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 15, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

The COVID-19 pandemic and related U.S. supply chain issues, including shipping and raw material disruptions, could have a continuing material impact on the global supply chain, which could adversely impact our business results and financial condition.

We rely on a limited number of suppliers and manufacturers, particularly in the production and service of our PURE EP™ System. In the event of interruption within our supply chain due to global shortages of key supplies, materials or products, we may not be able to increase capacity from other sources or develop alternative or secondary sources without incurring substantial additional costs and/or delays.

Prolonged shortages in raw material supplies, delays and disruptions to manufacturing, production and shipping, congestion at key shipping ports and shortages in warehouse storage space due to the supply chain crisis, could significantly and adversely affect our business if one or more of our manufacturers or suppliers are impacted by any interruption at a particular location or in relation to a particular material or component. To the extent the disruptions in the U.S. supply chain continue, our business, particularly the manufacturing of the PURE EP™ System, could be adversely affected.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 17, 2021, BioSig Technologies, Inc. issued 150,000 shares of common stock to Mayer & Associates in exchange for consulting services rendered with a fair value of $447,000, pursuant to a service renewal agreement, dated July 29, 2021.

On August 17, 2021, BioSig Technologies, Inc issued 37,500 shares of common stock (each) to Barry Kaplan and Andrew Kaplan, in exchange for consulting services with an aggregate fair value of $223,500, pursuant to consulting agreement, dated August 11, 2021.

The issuance of the shares of common stock to Mayer & Associates, Barry Kaplan and Andrew Kaplan were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

BIOSIG TECHNOLOGIES, INC.

Date: November 15, 2021	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)