Form 10-K
period 2021-12-31
BioSig Technologies, Inc.
filed 2022-03-31
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

Commission File Number 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		26-4333375
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

55 Greens Farms Road, 1st Floor Westport, CT	06880	(203) 409-5444
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021, based on the price at which the common stock was last sold on such date, is $108,511,450. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2022, there were 38,424,059 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

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

ITEM 1 – BUSINESS

Corporate Structure

We were formed as BioSig Technologies, Inc., a Nevada corporation, in February 2009 and in April 2011 we merged with our wholly owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. BioSig is principally devoted to improving the standard of care in electrophysiology, or EP, with our PURE EP™ System’s enhanced signal acquisition, digital signal processing, and analysis during catheter ablation of cardiac arrhythmias. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in business enterprise in early commercialization stage.

On November 7, 2018, we formed a subsidiary under the laws of the State of Delaware, originally under the name of NeuroClear Technologies, Inc., for the purpose of pursuing additional applications of the PURE EP™ signal processing technology outside of the field of cardiac electrophysiology. In March 2020, it was renamed ViralClear Pharmaceuticals, Inc. (“ViralClear”). As of March 30, 2022, the Company retains 60.22% ownership of ViralClear. ViralClear’s Business Overview can be found on pages 16.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc. (“NeuroClear”), a Delaware corporation, to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. We own 100% of the outstanding shares of common stock as of March 30, 2022 and the subsidiary is currently dormant. NeuroClear’s Business Overview can be found on page 19.

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

Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue to correct heart rhythm disturbances (arrhythmias). In August 2018, we received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market our PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ System.

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

PURE EP™’s initial focus is on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for complex arrhythmias like ventricular tachycardia (“VT”), a potentially life-threatening arrhythmia, and atrial fibrillation (“AF”), the most common cardiac arrhythmia associated with a fivefold risk of stroke.

Clinical data acquired by the PURE EP™ System in a multi-center study at Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas, Mayo Clinic in Jacksonville, Florida, and Massachusetts General Hospital in Boston, Massachusetts was published in September 2021 in the Journal of Cardiovascular Electrophysiology and is available electronically with open access via the Wiley Online Library1. Study results showed 93% consensus across the blinded reviewers with a 75% overall improvement in intracardiac signal quality and confidence in interpreting PURE EP™ signals over conventional sources. AF accounted for over 40% of enrollments.

We continue to install PURE EP™ Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP™ System has been utilized at numerous institutions, including Mayo Clinic campuses in Arizona, Florida and Minnesota; the University of Pennsylvania Hospital in Philadelphia, Pennsylvania; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; St. Elizabeth’s Medical Center in Boston, Massachusetts; Medical City Heart Hospital in Dallas, Texas; Beth Israel Deaconess Medical Center (BIDMC) in Boston, Massachusetts, a teaching hospital of Harvard Medical School; Methodist Hospital in San Antonio, Texas; Houston Methodist Hospital; Medical City North Hills in North Richland Hills; and Westside Regional Medical Center in Plantation, Florida.

To date, more than 2,160 patient procedures have been conducted with the PURE EP™ System by more than 76 electrophysiologists across seventeen different clinical sites in the United States.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols. At Mayo Clinic in Rochester, Minnesota, we have performed twenty-seven experiments (including novel research programs such as Artificial Intelligence, or AI, and repolarization) in various animal models; we also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and six experiments to date during a study at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic, the University of Pennsylvania and other national centers.

In September 2021, we announced that we entered into a manufacturing and professional services agreement with Plexus Corp (“Plexus”) (Nasdaq: PLXS). Under the terms of the agreement, Plexus will manufacture the PURE EP™ System and develop a new product pipeline for our subsidiary, ViralClear.

We have made progress towards obtaining a European CE marking certificate for medical devices. In Q1 2022, we completed the quality management system audit for the International Organization for Standardization (“ISO”) 13485:2016 with the expectation to obtain the ISO 13485:2016 certification in the first half of 2022 and proceed to the application for the European CE Marking clearance in the first half of 2023, subject to the guidance and availability from the European Notified Body.

In January 2022, U.S. patent claims for our PURE EP™ noise-filtering technology which address computer-implemented systems and methods for filtering noise from input cardiac signals were approved, and the resulting patent issued on March 1, 2022. We now have 48 issued or allowed worldwide patents covering our novel technology for arrhythmia care.

In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. We also sold three PURE EP™ Systems to Mayo Foundation for Medical Education and Research in 2021 for use in Mayo Clinic campuses in Rochester, Minnesota, Jacksonville, Florida and Phoenix, Arizona. We are in active discussions with several accounts about the acquisition of the PURE EP™ System.

1Evaluation of a novel cardiac signal processing system for electrophysiology procedures: The PURE EP 2.0 study - Al‐Ahmad - 2021 - Journal of Cardiovascular Electrophysiology - Wiley Online Library

Recent Developments

Technion Research & Development Foundation (TRDF) Ltd. Feasibility Study Agreement

On November 16, 2021, we announced the launch of a new Artificial Intelligence development program with Technion – Israel Institute of Technology. Based in Haifa, Israel, Technion – Israel Institute of Technology is a public research university offering degrees in science, engineering, and related fields, such as medicine, industrial management, and education. Over the years, Technion established itself as a leading academic institution in Artificial Intelligence (AI).

The research program is led by Asst. Prof. Joachim Behar, Head of the Artificial Intelligence in Medicine Laboratory (AIMLab) at the Technion. Under the terms of the program, the ECG signals supplied by the PURE EP™  System are being analyzed in the context of developing AI-powered algorithms for atrial fibrillation ablation procedures.

Mayo Clinic Artificial Intelligence (AI) Research Agreement

In January 2021, we entered into a research agreement with Mayo Clinic regarding a Novel AI Program for our Novel Signal Recording System. The program is a strategic collaboration with Mayo to develop a next-generation AI- and machine learning-powered software for our PURE EP™ System. The new collaboration includes an R&D program that is expected to expand our proprietary hardware and software with advanced signal processing capabilities and aim to develop novel technological solutions by combining the electrophysiological signals delivered by PURE EP™ and other data sources.

The development program is under the leadership of Samuel J. Asirvatham, M.D., Mayo Clinic’s Vice-Chair of Innovation and Medical Director, Electrophysiology Laboratory. We entered into a 10-year collaboration agreement with Mayo Clinic in March 2017 and in November 2019, we signed a patent and know-how license agreement with Mayo Foundation for Medical Education and Research in which such terms apply to this program. On April 9, 2021 and October 22, 2021 we conducted first pre-clinical data collection studies to advance our AI program at Mayo Clinic.

Appointment of Chief Operating Officer

Effective March 21, 2022, we appointed John Sieckhaus as our chief operating officer. Mr. Sieckhaus brings to the Company 30 years in the healthcare industry, including 21 years at St. Jude Medical and Abbott Laboratories. Mr. Sieckhaus’s annual base salary is $280,000, less applicable payroll deductions and tax withholdings. In addition, Mr. Sieckhaus is eligible to receive an annual discretionary bonus as determined by the Compensation Committee of our board of directors in its sole discretion.

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

Catheter ablation is performed by an electrophysiologist (a specially trained cardiologist) in a specialized room in an EP lab. According to Health Research International, it is estimated that there are 8,163 global EP lab rooms performing catheter ablations, each typically with an EP recording system costing an average of $160,000. According to Global Market Insights, global cardiac ablation market value is projected to exceed $8.4 billion by 2028. The growing geriatric population is more susceptible to cardiovascular diseases and is expected to contribute to the number of ablation procedures in forthcoming years. According to the World Health Organization, the number of individuals aged 65 years and over is projected to increase from 524 million in 2010 to 1.5 billion by 2050. Aging typically leads to several changes in heart and blood vessels, which result in an increased risk of cardiac disorders. Accordingly, as cardiac ablation is a safe and highly effective treatment for irregular heart rhythm, we believe population aging will drive the product demand in future. Along with the expected increased disease burden, we believe that product advancements will significantly drive the industry expansion. Industry players operating in the market are continuously developing newer technologies to offer more successful outcomes, and the expected significant investment in research and development activities by these players is anticipated to lead to new product launches, thereby expanding the product availability.

Catheter Ablation of AF and VT

Accurate recording of electrograms is critical to efficient mapping and ablation of complex arrhythmias. We believe that the clearer recordings and the very small amplitude of intracardiac signals--high frequency, small amplitude components in midst of large physiologic signals; signals important to characterize critical substrate, such as fractionated atrial and ventricular electrograms; and high-frequency, low-amplitude signals such as the Purkinje potentials—provided by the PURE EP™ System may improve outcomes during EP studies and ablation procedures for a variety of arrhythmias.

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

AF is the most common heart rhythm disorder in the world and increases the risk for stroke 5-fold. In 2017, there were a reported 37.57 million prevalent cases and 3.05 million incident cases of AF globally, contributing to over 287,000 deaths worldwide (Global, regional, and national prevalence, incidence, mortality, and risk factors for atrial fibrillation, 1990–2017: results from the Global Burden of Disease Study 2017). In 2020, the Centers for Disease Control and Prevention stated that it is estimated that 12.1 million people in the United States will have AF in 2030, more than 454,000 patients hospitalized annually as the primary diagnosis, and AF contributes to an estimated 158,000 deaths each year. An increasing proportion of diagnosed AF cases are now being treated via ablation, as both physician confidence and the devices used in these procedures improve. A growing amount of positive clinical data has demonstrated the efficacy of AF ablation when compared to the traditional first-line treatment of anti-arrhythmic drugs.

Recent studies suggest that COVID-19 may increase the risk of certain arrhythmias. In a meta-analysis of 19 observational studies with 21,653 patients hospitalized with COVID-19, the prevalence of AF was 11%. According to the studies, AF was higher in patients with severe versus non-severe COVID-19 (19% versus 3%)2.

In 2021, a meta-analysis of 6 randomized clinical trials involved 1,212 patients with AF (609 were randomized to AF ablation and 603 to drug therapy (AADs); mean age, 56 years). Compared with AADs, catheter ablation use was associated with reductions in recurrent atrial arrhythmia (32.3% vs 53%; risk ratio (RR), 0.62; 95% CI, 0.51-0.74; P < .001; I2 = 40%), with a number needed to treat with ablation to prevent 1 arrhythmia of 5. Use of ablation was also associated with reduced symptomatic atrial arrhythmia (11.8% vs 26.4%; RR, 0.44; 95% CI, 0.27-0.72; P = .001; I2 = 54%) and hospitalization (5.6% vs 18.7%; RR, 0.32; 95% CI, 0.19-0.53; P < .001) with no significant difference in serious adverse events between the groups (4.2% vs 2.8%; RR, 1.52; 95% CI, 0.81-2.85; P = .19). In this meta-analysis of randomized clinical trials including first-line therapy of patients with paroxysmal AF, catheter ablation compared with antiarrhythmic drugs was associated with reductions in recurrence of atrial arrhythmias and hospitalizations, with no difference in major adverse events.

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

2https://www.uptodate.com/contents/covid-19-arrhythmias-and-conduction-system-disease

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

We believe that ablation will continue to be a preferred treatment for AF and VT. This increase in demand for ablation procedures has also increased the demand for technological advances in medical devices essential to ablation procedures. Improvements are needed to help reduce the periprocedural complications and decrease costly lengths of stay in patients undergoing catheter ablation procedures, adding focus to improving outcomes at low volume hospitals and among patients at high risk due to comorbidities. We believe that the PURE EP™ System may have a meaningful impact on assisting ablation strategies especially for repeat ablations and for those with significant scarring as it was developed to reveal the high frequency and very small amplitude of intracardiac signals important for identifying ablation targets.

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

In addition, the EP lab consists of sophisticated equipment that requires an electrophysiologist to mentally integrate information from a number of sources during procedures. There are numerous monitors in an EP lab that provide and display this variety of information. An electrophysiologist needs to evaluate the acquired cardiac signals and the patient’s responses to any induced arrhythmias during the procedure.  However, it can be difficult for an electrophysiologist to synthesize the disparate information produced by the numerous monitors in the lab and calculate the real-time, three-dimensional orientation of the anatomy and the location of the recording and ablation catheters. As the number of EP procedures increase, a variety of diagnostic, therapeutic and highly specialized ablation catheters are widely available and continue to be developed.  In addition, remote robotic and magnetic navigation systems have been developed to address limitations of dexterity in controlling the catheter tip, especially during complex arrhythmia ablation procedures. We believe that, considering the improvements being made with respect to other equipment used in the EP lab and the continual increase of ablation procedures, the EP recorders currently available on the market are not sufficiently advanced with respect to the quality of their recordings to deliver adequate results. We believe that the PURE EP™ System will be able to deliver superior quality of recordings that will allow it to successfully integrate with the other advanced equipment found in the EP lab.

Generally, some current electrophysiology recording systems can effectively support the treatment of arrhythmias such as atrial flutter and supraventricular tachycardia, which show up as large-amplitude, low-frequency signals. However, more complex and prevalent arrhythmias, such as AF and VT, which are characterized by low-amplitude, high-frequency signals, have not found an effective evaluation of all relevant signals. This signal detection, acquisition, and isolation can be further complicated by equipment line noise and pacing signals. Current EP recorders use low-pass, high-pass, and notch filters to remove noise and artifacts from the various electrical signal information. Unfortunately, conventional filtering techniques can alter signals and make it difficult or impossible to see low-amplitude, high-frequency signals that can be inherent in cardiac monitoring, the visualization of which signals could help treat atrial fibrillation and ventricular tachycardia. It has been recently recognized that the assurance of waveform integrity, such as for the noise-free acquisition of intracardiac and ECG signals in an EP environment, had not been previously accomplished due to contamination of various signals by artifacts and noise.

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

Our Product

The patented PURE EP™ System is designed to address long-standing limitations that slow and disrupt cardiac catheter ablation procedures, such as environmental lab noise, signal saturation, slow signal recovery, and inaccurate display of fractionated potentials. PURE EP™ is a signal processing platform that combines advanced hardware and software to address known challenges associated to signal acquisition, to enable electrophysiologists to see more signals and analyze them in real-time. The device aims to minimize noise and artifacts from cardiac recordings and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and ablation procedures.

Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue to correct heart rhythm disturbances. In August 2018, we received 510(k) clearance from the FDA to market our PURE EP™ System.

Our PURE EP™ System can record raw (unaltered) cardiac and other physiologic signals with multiple display options, low noise, and a large input signal dynamic range. This is achieved using a low-noise amplifier topology with minimal filtering to band-limit the signal and a high-resolution A/D converter. In addition, the PURE EP™ System can provide large-signal (e.g., from a defibrillator) input protection and radio frequency (RF) signal (e.g., from ablation) noise suppression. There is no need for gain switching in this architecture, and the full range of input signals is digitized with high resolution.

Our PURE EP™ System was designed to be useful in arrhythmia diagnosis. For example, in atrioventricular reentrant tachycardia (AVRT) & AV nodal reentrant tachycardia (AVNRT), EP physicians often look for a slow pathway potential or accessory pathway potentials that are not easy to detect. Furthermore, during pacing maneuvers, important diagnostic signals may be buried inside the saturation artifact from the pacing electrode. The wide dynamic range of the PURE EP™ System may allow for better differentiation of those signals, as there is no system saturation and a quicker recovery to baseline.

We are focused on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for all arrhythmias, especially complex types like VT and AF. VT is a fast, abnormal heart rate in the heart’s lower chambers. VT does not give your heart enough time to fill with blood before it contracts again. This can affect blood flow to the rest of your body and is potentially life-threatening. AF is the most common cardiac arrhythmia associated with a fivefold risk of stroke. AF occurs when the upper chambers of the heartbeat irregularly, and do not pump all of the blood to the lower chambers, causing some blood to pool and potentially form clots. If a clot breaks loose, it can travel through the bloodstream to the brain and lead to a stroke. Strokes related to AF are often more severe compared to strokes with other underlying causes.

We believe that the PURE EP™ System and its advanced signal processing tools may contribute to improvements in patient outcomes in connection with catheter ablation due to the following advantages over currently available devices on the market:

●

Less noise: PURE EP™’s low-noise proprietary architecture was engineered to enable acquisition of high-fidelity signals in the original, unfiltered format. PURE EP’s Main System Unit (MSU) topology incorporates advanced shielding and very low noise front-end components.

●

Wider range: PURE EP™’s wide dynamic range was developed to retain cardiac signal details and reduce saturation. PURE EP™ combines a low-noise signal architecture with a fixed range up to 500mV, so signals are rarely clipped or limited by quantization noise.

●

Higher fidelity: PURE EP™’s large frequency bandwidth and linear signal acquisition helps to accurately display complex fractionated signals, even at lower amplitudes and higher frequencies. This unique system capability minimizes signal attenuation and maintains original signal amplitude – especially critical for identifying and interpreting complex arrhythmogenic substrates.

●

Clear, stable unipolar signals: The PURE EP™ System uses an innovative approach to acquiring unipolar signals. The Wilson Central Terminal (WCT+™) relies on a common front-end circuitry similar to how bi-polar intracardiac signals are acquired. This enables clear, stable unipolar signals, without the need for an internal reference catheter.

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

In April 2021, we released PURE EP™ Software Version 4. The latest release builds on the main system capabilities of the PURE EPTM while improving the overall user experience. The software upgrade has been rolled out to all existing customers. The latest software represents the most advanced software version of the PURE EPTM System. We believe the update adds valuable tools to shorten system set up time and bring innovative features for faster real-time signal analysis, potentially improving the efficiency and accuracy of EP procedures.

Advances in the new PURE EPTM Software Version 4 include user interface enhancements for a more compelling assessment of arrhythmia morphologies, clinical template management for an efficient case setup process, and other software functionalities for real-time signal visualization, such as the “Differential Analysis” allowing the simultaneous display of a channel using various filter settings to assess specific characteristics of a signal or the enhanced “Digital Zoom” permitting to instantly focus on important physiologic details while preserving a high signal-to-noise ratio.

We believe that PURE EP™’s features may allow physicians to better determine precise ablation targets, strategy, and end point of procedures with the objective of reducing the need for patients to undergo multiple procedures, and to allow for less experienced EP physicians to perform more complex procedures. The PURE EP™ System is intended to operate in conjunction with the existing EP lab equipment.

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

Clinical Evaluations

In February 2019, we conducted the first clinical cases with our PURE EP™ System. The observational patient cases were performed by Andrea Natale, M.D., F.A.C.C., F.H.R.S., F.E.S.C., Executive Medical Director, Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas. In April 2019, we announced the completion of our second set of observational patient cases, which were performed at Prisma Health at Greenville Health System in South Carolina by Andrew Brenyo, MD, FHRS. Dr. Brenyo used the PURE EP™ System during procedures on patients with ischemic ventricular tachycardias, AF, PVC, and atypical flutters.

In May 2019, we announced the completion of our third set of observational patient cases at Indiana University under the leadership of Prof. John M. Miller, M.D., and Dr. Mithilesh K. Das, MBBS. Drs. Miller and Das used the PURE EP™ System during procedures on patients with atypical flutter, atrioventricular nodal reentry tachycardia (AVNRT), AF, supraventricular tachycardia, premature ventricular contractions, and a rare case of dual septal pathway. In August 2019, observational patient cases at Santa Barbara Cottage Hospital in California were performed by Brett Andrew Gidney, M.D. The initial experience across these early evaluation centers showed the PURE EP™ System functions as designed with positive feedback from EP users about the improved signal detection and fidelity.

In November 2019, we commenced our first clinical study for the PURE EP™ System titled, “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study).” The PURE EP 2.0 Study was conducted at three U.S. hospitals: Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas, Mayo Clinic in Jacksonville, Florida and Massachusetts General Hospital in Boston, Massachusetts.

In April 2021, we announced the completion of the enrollment in the PURE EP 2.0 Study. Intracardiac signal data of clinical interest were collected during 51 cardiac ablation procedures using the PURE EP™ System, the signal recording system, and the 3D mapping system at the same time stamps. The samples were randomized and subjected to blinded, head-to-head evaluation by three independent electrophysiologists to determine the overall quality and clinical utility of PURE EP™ signals when compared to conventional sources. Each reviewer responded to the same 235 signal comparisons using a 10-point rating scale.

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

In July, we discussed the completion of enrollment in the Re-Do Atrial Fibrillation Ablation Study. This study enrolled 20 patients undergoing repeat atrial fibrillation ablation at Texas Cardiac Arrhythmia Institute in Austin, TX. The study aims to determine if the PURE EP™ signals can demonstrate different ablation targets and improve procedural efficiency. The results of the study are expected to be announced in early 2022.

We continue to install PURE EP™ Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP™ System has been utilized at numerous institutions, including Mayo Clinic campuses in Arizona, Florida and Minnesota; the University of Pennsylvania Hospital in Philadelphia, Pennsylvania; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; St. Elizabeth’s Medical Center in Boston, Massachusetts; Medical City Heart Hospital in Dallas, Texas; Beth Israel Deaconess Medical Center (BIDMC) in Boston, Massachusetts, a teaching hospital of Harvard Medical School; Methodist Hospital in San Antonio, Texas; and Westside Regional Medical Center in Plantation, Florida.

To date, more than 2,160 patient procedures have been conducted with the PURE EP™ System by more than 76 electrophysiologists across seventeen different clinical sites in the United States. Our initial focus is on a targeted commercial launch of the PURE EP™ System in the Northeast, Texas, and Florida. The technology is regularly used in some of the states’ highest-ranked hospitals, including St. David’s Medical Center in Austin, Houston Methodist Hospital, Medical City North Hills in North Richland Hills in Texas and Mayo Clinic Florida Campus in Jacksonville, Florida.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols. At Mayo Clinic in Rochester, Minnesota, we have performed twenty-seven experiments (including novel research program such as AI and repolarization) in various animal models; we also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and six experiments to date during a study at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic, the University of Pennsylvania and other national centers of excellence.

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

We have begun implementing a market development program to commercially launch our PURE EP System. We have installed PURE EP™ Systems at several medical centers of excellence throughout the U.S. during 2021 and will continue to do so in 2022 for clinical evaluation - whereby these systems are installed on a trial basis for system evaluations; data collection for our clinical trials; to gather and publish data in peer-reviewed journals and for presentations at cardiology conferences; and for potential demonstrations to other physicians to observe the technology.

Health systems, facilities, and physicians that have conducted or observed cases performed with our technology may potentially acquire the system. Sales of our systems would potentially consist of hardware, software, and a recurring revenue feature through a technical service contract, including software upgrades, and down the line, include the AI-driven algorithms and applications. In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. These units were our first commercial sale. We also sold three PURE EP™ Systems to Mayo Foundation for Medical Education and Research in 2021, and we are in active discussions with several accounts about the acquisition of the PURE EP™ System. We anticipate our following customers will be medical centers of excellence and other healthcare facilities that operate EP labs within our targeted commercial launch markets in the Northeast, Florida, and Texas.

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

Our commercial and clinical activities are led by our Chief Commercial Officer, Gray Fleming, an experienced EP sales professional who previously spent 17 years at Abbott Laboratories and St. Jude Medical; Zachary Koch, CCDS, CEPS Clinical Director who spent 16 years at St. Jude Medical and Abbott EP, holding numerous positions across the company’s clinical, sales, training, and commercial teams; Olivier Chaudoir, Senior Director of Marketing from Biosense Webster and DePuy Synthes, Johnson & Johnson companies with 15 year of electrophysiology marketing and sales/clinical support experience. Our team is further complemented by Access Strategy Partners, Inc. (ASPI), a Boston-based consulting firm with a deep expertise in commercialization, contract management, execution, and value proposition optimization. The ASPI team is led by co-founder and president, Jim Walker, a healthcare executive with more than 30 years of experience in sales, marketing, sales operations, and national accounts management in some of the leading companies in the medical device sector, including Boston Scientific Corporation (BSC) and Johnson & Johnson. His experience spans domestic and international responsibilities, focusing on strategic market development and key customer management.

We believe we will have ample inventory to meet planned commercial placement requirements in 2022. We have made progress towards obtaining a European CE marking certificate for medical devices. In Q1 2022, we completed the quality management system audit for the International Organization for Standardization (“ISO”) 13485:2016 with the expectation to obtain the ISO 13485:2016 certification in the first half of 2022 and proceed to the application for the CE Marking clearance in the first half of 2023, subject to the guidance and availability from the European Notified Body.

Technology and Development Plan

Our technology team consists of engineers and consultants with expertise in digital signal processing, low power analog and digital circuit design, software development, embedded system development, electromechanical design, testing and system integration, and the regulatory requirements for medical devices. We have also entered into collaboration agreements with advisors and medical institutions in the fields of cardiology and electrophysiology, including Mayo Clinic and the Texas Cardiac Arrhythmia Institute in Austin, Texas. Currently, we are transitioning contract manufacturing of the complete PURE EP™ System from Minnetronix Medical to Plexus. We are not expecting any significant production delays due to the contract manufacturing change.

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

In January 2021, we entered into a research agreement with Mayo Clinic regarding a new AI research Program for our Novel Signal Recording System. The program is a strategic collaboration with Mayo to develop a next-generation AI- and machine learning-powered software for our PURE EP™ System. The new collaboration includes an R&D program that will expand our proprietary hardware and software with advanced signal processing capabilities and aim to develop novel technological solutions by combining the electrophysiological signals delivered by PURE EP™ and other data sources. The development program is under the leadership of Samuel J. Asirvatham, M.D., Mayo Clinic’s Vice-Chair of Innovation and Medical Director, Electrophysiology Laboratory. We entered into a 10-year collaboration agreement with Mayo Clinic in March 2017 and in November 2019, we signed a patent and know-how license agreement with Mayo Foundation for Medical Education and Research in which such terms apply to this program. On April 9, 2021, and October 22, 2021, we conducted first pre-clinical data collection studies to advance our AI program at Mayo Clinic.

On November 16, 2021, we announced the launch of a new Artificial Intelligence development program with Technion – Israel Institute of Technology. Based in Haifa, Israel, Technion – Israel Institute of Technology is a public research university offering degrees in science, engineering, and related fields, such as medicine, industrial management, and education. Over the years, the Technion established itself as a leading academic institution in Artificial Intelligence (AI). It is currently ranked as number one in AI in Europe and 15th in the world, with 100 faculty members engaged in areas across the AI spectrum.

The research program is led by Asst. Prof. Joachim Behar, Head of the Artificial Intelligence in Medicine Laboratory (AIMLab) at the Technion. Under the terms of the program, the ECG signals supplied by the PURE EP(tm) System are being analyzed in the context of developing AI-powered algorithms for atrial fibrillation ablation procedures.

Competition

We are marketing the PURE EP™ System as an additional information system for the EP lab. In general, the EP market is characterized by intense competition. There are currently four large companies that share the majority of the EP recording market share in the US. They produce the following electrophysiology recording systems, with an average selling price of approximately $160,000 (source: DRG Medtech 360 Millennium report on EP Devices, issued in June 2019):

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

●	CathVision is developing an EP recording system, ECGenius System™ which is not yet cleared for sale in the US and not authorized for sale in Europe.

Based upon our analysis of data taken from patent applications filed with the U.S. Patent and Trademark Office (“USPTO”) and 510(k) approval applications filed with the FDA, and various publications, we believe that the above recording systems are built on relatively old technologies and all use similar approach in applying hardware and digital filters to remove noise and artifacts. We reasonably believe that such an approach sacrifices cardiac signal fidelity, and in the case of ablation, has a direct impact on the ablation strategy of an electrophysiologist. The method to remove noise and artifacts used by the conventional recorders could be a contributing factor to the multiple (or repeated) ablation procedures that are frequently required in order to completely cure patients from complex arrhythmias. We are not currently aware of any other companies that are developing similar signal processing technologies for electrophysiology laboratories.

Customers

In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. These units were our first commercial sales. We also sold three PURE EP™ Systems to Mayo Foundation for Medical Education and Research in 2021 and we are in active discussions with several accounts about the acquisition of the PURE EP™ System. We anticipate our following customers will be medical centers of excellence and other healthcare facilities that operate EP labs within our targeted commercial launch markets in the Northeast, Florida, and Texas.

Suppliers

The PURE EP™ System contains proprietary hardware and software modules that are assembled into the system. Hardware boards contain components that are available from different distributors. The parts used to manufacture analog and digital boards are readily available from several distributors or manufacturers. Plexus is our manufacturing partner for the complete PURE EP System.

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2021, and 2020 were $5,601,508 and $18,135,862, respectively.

ViralClear Business Overview

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear in connection with its prior objective to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib and have discontinued our pharmaceutical operations. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology with an initial emphasis on developing a novel nerve recording system. As of March 30, 2022, the Company retains 60.22% ownership of ViralClear.

Currently, ViralClear is an early stage medical device company that is developing N-SENSE™, a novel sensing technology platform for high-speed electroneurogram (ENG) recordings. The specifications for this new product were based on the core competencies of the PURE EP™ signal processing technology, such as broad dynamic range of recorded signals and low signal-to-noise ratio and adapted to address disorders of the autonomic nervous systems through recordings and analysis of action potentials, the impulses along the membrane of a muscle cell or a nerve cell. These impulses are considered to carry valuable clinical information but may be difficult to detect through conventional recording platforms.

ViralClear aims to address what we believe to be the two main challenges of bioelectronic medicine devices: achieving accurate and targeted stimulation of specific nerves in a nerve bundle and implementing an effective feedback loop that can self-adjust for the optimal amount and timing of stimulation. We believe that advancements in overcoming these challenges will improve the safety and efficacy of current treatments and contribute to the developments of new therapy lines.

On December 18, 2020, we signed a research agreement with the University of Minnesota launching a program to develop novel therapies to treat sympathetic nervous system disease. The program studies are expected to form a foundation for developing a new platform technology to address disorders of the autonomic nervous system. We intend to develop new intellectual properties and products, including new hardware, software, and algorithmic solutions, with the support of Plexus, a tier 1 US-based manufacturing partner and take it through FDA approval, manufacturing, and commercialization. The R&D program is led by Richard W. Bianco, Ph.D., Professor, Director of Experimental Surgical Services (ESS), Department of Surgery in the University of Minnesota Medical School, John W. Osborn, Ph.D., Professor, Department of Surgery and Director of the Minnesota Consortium for Autonomic Neuromodulation (MCAN) in the University of Minnesota Medical School.

In February 2021, we conducted our first preclinical experiment at the University of Minnesota. Further studies to record and evaluate relevant nerve activity were conducted in April and November 2021.

We have partnered with Plexus to design, develop, and manufacture N-SENSE™, a novel sensing and stimulation platform technology.

Our new product pipeline will focus on improving therapies through clearer ENG recordings – methods used to visualize directly recorded electrical activities of neurons in the central nervous system (brain, spinal cord) and/or the peripheral nervous system (nerves, ganglions). ENGs are usually obtained by placing an electrode directly in the neural tissue. ENGs consist of small, high frequency, low amplitude signals, which have been proven hard to detect with conventional signal recording systems.

Our business strategy is to utilize our core signal processing technology to develop superior ENG recording and processing systems and includes the following:

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

We may seek additional research collaborations with other academic centers active in one or more fields of clinical interests described above.

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

1Source:  iHealthcareAnalyst, Inc.  Feb. 2020

2Source: Bioelectronic Medicine  2019 – 2029. IDTechEx report, Dr. Nadia Tsao.

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

NeuroClear Business Overview

NeuroClear Technologies, Inc.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc. (“NeuroClear”), a Delaware corporation, to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. We own 100% of the outstanding shares of common stock as of March 30, 2022 and the subsidiary is currently dormant.

Our intention is to move the neurotech assets from ViralClear into NeuroClear where the current and future neurotech assets would be housed. We intend to further develop our nerve recording system and ultimately bring the technology to market under NeuroClear Technologies, Inc.

ViralClear will continue to have cash and a shareholder base. Given its corporate history and almost four years of segregated operations, we believe that this entity can be of great value to the shareholders as we evaluate emerging growth businesses across various industry segments that aim for a Nasdaq listing.

Intellectual Property

Patents

Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology. We filed a patent application with the USPTO in December 2013, “Systems and Methods for the Evaluation of Electrophysiology Systems.” In December 2014, we filed this patent application under the Patent Cooperation Treaty (PCT) with the U.S. Receiving Office. This patent application describes a system that can show comparative output of any two cardiac signal systems—such as the PURE EP System as compared to a competitor system. We received notice of allowance on June 5, 2019, and on October 29, 2019, U.S. Patent No. 10,456,057 was issued.

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

Our owned patent portfolio now includes sixteen allowed/issued patents. Seventeen additional worldwide utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures. We also have two pending U.S. patent applications directed to artificial intelligence (AI). We also have 30 allowed/issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals. Finally, we have licenses to 3 patents and 14 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending. These patents and applications are generally directed to electroporation and stimulation.

BioSig and ViralClear signed three patent and know-how license agreements with Mayo Foundation for Medical Education and Research in November 2019.  Under the terms of such agreements, BioSig exclusively licensed additional patents and applications of the Mayo Clinic related to novel ways for ablation therapy and to treat autonomic nervous system disease including hardware, software and algorithmic solutions to be integrated into the PURE EP platform technology. BioSig intends to take the licensed intellectual properties and products, which have been developed by Mayo Clinic over the last decade, through FDA approval, manufacturing, and commercialization. The development program is run under the leadership of Dr. Asirvatham. On March 5, 2021, we announced that the U.S. Patent Office had allowed a utility patent that ViralClear has exclusively licensed from the Mayo Foundation for Medical Education and Research. The patent application number 16/805,017 entitled, "Systems and Methods for Electroporation" was filed on February 28, 2020. The patent describes and claims methods and materials for improving the treatment of hypertension via electroporation of nerves in the renal area. Electroporation is an emerging technique that has demonstrated efficacy in treatments for several critical conditions and is currently being evaluated for the treatments of autonomic nervous disorders, including hyper- and hypotension / syncope.

Trademarks

Our trademark for “BIOSIG TECHNOLOGIES” was registered on April 25, 2017. Our trademark for “PURE EP” was registered on January 26, 2016. Our trademark for the standard mark, “BIOSIG” was registered January 1, 2019, and our stylized/design trademark mark for the BioSig Technologies’ logo was registered February 12, 2019.

On October 7, 2019, we filed a standard mark trademark application for “SEE MORE, CLEARLY” and was published for opposition on May 26, 2020.

On April 22, 2020, we filed a standard mark trademark application for “DECIBEL” and was published for opposition on July 21, 2020.

On September 20, 2020, we filed a standard mark trademark application for “SMARTFINDER” and was published for opposition on March 16, 2021.

On September 20, 2020, we filed a standard mark trademark application for “COMBIO” and was published for opposition on March 16, 2021.

On October 22, 2020, we filed a standard mark trademark application for “WCT+” and was published for opposition on March 16, 2021.

On October 22, 2020, we filed a standard mark trademark application for “ACCUVIZ.”

On November 5, 2018, we filed a standard mark trademark application for “NEUROCLEAR”,and was registered on September 7, 2021. On January 29, 2019, NeuroClear filed a stylized/design trademark application for the NeuroClear logo and was registered on January 25, 2022.

On October 4, 2019, we filed a stylized/design trademark application for “ALLIANCE FOR ADVANCING BIOELECTRONIC MEDICINE” and was published for opposition on March 16, 2021.

On May 26, 2020, we filed a standard mark trademark application for “N-SENSE” ” and received a notice of allowance on June 2, 2020.

On May 26, 2020, we filed a standard mark trademark application for “N-SENSE TECHNOLOGIES” and received a notice of allowance on November 24, 2020.

In July 2021, we received EU certificates of registration for the following trademarks: ACCUVIZ, WCT+, and COMBIO.

In July 2021, we received UK certificates of registration for the following trademarks: SMARTFINDER, ACCUVIZ, WCT+, and COMBIO.

On May 27, 2021, we filed a standard mark trademark application for “SHOWING THE WAY TO BETTER.”

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

Employees

As of March 30, 2022, we had 50 full-time employees. Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

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

●	There is substantial doubt about our ability to continue as a going concern.
●	Because we are an early commercialization stage company with one product in commercialization process, we expect to incur substantial additional operating losses.
●	Our PURE EP System and other product candidates are in continued development and may not be successfully developed or commercialized.
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
●

We depend on our collaboration with Mayo Clinic for the research and development of additional advanced features of PURE EP™ System. If this collaboration is not successful, we may not be able to realize the market potential of such features and may not have rights to use any such developed advanced features.

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

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of and for the year ended December 31, 2021, we had a net loss of $32.9 million and net cash used in operating activities of $26.4 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about our ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

To date, we have experienced negative cash flow from development of our technology, as well as from the costs associated with building a sales force to market our product and services. We expect to incur substantial net losses for the foreseeable future in order to further develop and commercialize our product. We also expect that our selling, general and administrative expenses will continue to increase due to the additional costs associated with market development activities and expanding our staff to sell and support our product. Our ability to achieve or, if achieved, sustain profitability is based on numerous factors, many of which are beyond our control, including the market acceptance of our products, competitive product development and our market penetration and margins. We may never be able to generate sufficient revenue to achieve or, if achieved, sustain profitability.

Because of the numerous risks and uncertainties associated with further development and commercialization of our technology and any future tests, we are unable to predict the extent of any future losses or when we will become profitable, if ever. We may never become profitable, and you may never receive a return on an investment in our securities. An investor in our securities must carefully consider the substantial challenges, risks and uncertainties inherent in the development and commercialization in the medical device industry. We may never successfully commercialize our technology and our business may fail.

Because we are an early commercialization stage company with one product in commercialization process, we expect to incur substantial additional operating losses.

We are an early commercialization stage company and we expect to incur substantial additional operating expenses over the next several years as our marketing, commercialization, and customer development along with additional research and development increase for our PURE EP System and other product candidates. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. Our products that have generated minimal commercial revenue, and, although we expect to generate revenues this year from the commercial sale of our PURE EP System, may not be able to generate sufficient revenues to fund our operating expenses, if any. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

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

As of December 31, 2021, our cash and cash equivalents were approximately $11.7 million. Based on our currently expected level of operating expenditures, we expect that our existing cash and cash equivalents will be sufficient to fund our operations through at least the next 7 months, or July 2022. Our revenue is generated from sales of our PURE EP System, for which we made first commercial sale in February 2021, and other products we may develop. Future sales of these products, if any, will be subject to, among other things, commercial and market uncertainties that may be outside our control. If we fail to generate our intended revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Until PURE EP System or another product of ours become commercially viable, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities or corporate collaboration and licensing arrangements. . However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

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

We have completed one clinical trial of our product. The results of additional clinical studies may not support the usefulness of our technology.

In November 2019, we commenced our first clinical study with PURE EP System and completed the clinical trial as of September 2021. Conducting clinical trials is a long, expensive, and uncertain process that is subject to delays and failure at any stage. Clinical trials can take months or years. The commencement or completion of any of our subsequent clinical trials may be delayed or halted for numerous reasons, including:

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

The EP market is highly competitive.

There are a number of groups and organizations, such as healthcare, medical device and software companies in the EP market that may develop a competitive offering to our products.  The largest companies in the EP market are GE, Johnson & Johnson, Boston Scientific, Siemens, Medtronic, and Abbott.  All of these companies have significantly greater resources, experience and name recognition than we possess. There is no assurance that they will not attempt to develop similar or superior products, that they will not be successful in developing such products or that any products they may develop will not have a competitive advantage over our products. Moreover, our product may not be viewed as superior to existing technology or new technology from our competitors and as a result we may not be able to justify expected selling price our product, which may have a material adverse effect on market acceptance of our product. In addition, if we experience delayed regulatory approvals or disputed clinical claims, we may not have a commercial or clinical advantage over competitors’ products that we believe we currently possess.  Should a superior offering come to market, this could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. Our owned patent portfolio now includes sixteen allowed/issued patents. Seventeen additional worldwide utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures. We also have two pending U.S. patent applications directed to artificial intelligence (AI). We also have 30 allowed/issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals. Finally, we have licenses to 3 patents and 14 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending. These patents and applications are generally directed to electroporation and stimulation.

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

We depend on our collaboration with Mayo Clinic for the research and development of additional advanced features of PURE EP™ System. If this collaboration is not successful, we may not be able to realize the market potential of such features and may not have rights to use any such developed advanced features.

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

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options or warrants to purchase shares of our common stock, or upon conversion of our Series C preferred stock  into shares of our common stock.

As of March 30, 2022, we have outstanding options to purchase 4,869,484 shares of common stock, 82,500 restricted stock units and have reserved 2,582,522 shares of our common stock for further issuances pursuant to our 2012 Equity Incentive Plan. In addition, as of March 30, 2022, we may be required to issue 159,822 shares of our common stock for issuance upon conversion of outstanding convertible Series C preferred stock which includes accrued dividends as of March 30, 2022, and 3,432,040 shares of our common stock for issuance upon exercise of outstanding warrants.  Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of March 30, 2022, five of our stockholders beneficially owned over 17.4% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

We maintain our principal executive office at 55 Greens Farms Road, Westport, Connecticut, where we sublease approximately 6,590 square feet of office space.  This lease runs until December 31, 2024, with monthly payments of $14,828 from January 1, 2022 through December 31, 2022, $15,377 per month from January 1, 2023 through December 31, 2023 and $15,926 from January 1, 2024 through December 31, 2024 plus any additional utility expenses. In connection with the lease, we paid a security deposit of $14,828. There is no option to extend the lease past its initial term.

In addition, we maintain our engineering offices at 12424 Wilshire Boulevard, Los Angeles, California, where we lease approximately 4,000 square feet of office space.  This lease runs until June 30, 2022, with monthly payments of $13,702. In connection with the lease, we paid a security deposit of $32,852. Although we do not have an option to extend past its lease term, we are currently in negotiations to replace our expiring existing lease.

In October 2021, we exercised our option to extend our lease agreement for approximately 1,400 square feet of office space in Rochester Minnesota commencing November 1, 2021, and expiring on October 31, 2023, at a rate of $3,513 per month through October 31, 2023. This lease agreement includes an option to extend the lease for one additional period of two years each its existing term.

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

On September 23, 2021, we entered into a settlement agreement with Aurigene for a sum of $1,000,000 payable in three installments of $400,000, $300,000, and $300,000 on September 30, 2021, December 31, 2021, and March 31, 2022, respectively, with no admission or concession by either party. Balance due under the settlement is $300,000 as of March 30, 2022.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM” and on September 21, 2018 we commenced trading on the Nasdaq Capital Market exchange under the same ticker symbol. Prior to October 29, 2014, there was no established trading price for our common stock. The last reported sales price of our common stock on the Nasdaq Capital Market on March 29, 2022, was $1.30 per share.

Holders of Record

As of March 30, 2022, there were approximately 290 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because the “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future but intend to retain our capital resources for reinvestment in our business.

ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes thereto that are included in this Form 10-K.  In addition to historical information, the following discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the section entitled “Risk Factors.” See “Special Note Regarding Forward-Looking Statements.”

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

Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue to correct heart rhythm disturbances (arrhythmias). In August 2018, we received 510(k) clearance from the U.S. Food and Drug Administration (the “FDA”) to market our PURE (Precise Uninterrupted Real-time evaluation of Electrograms) EP™ System.

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

PURE EP™’s initial focus is on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for complex arrhythmias like ventricular tachycardia (“VT”), a potentially life-threatening arrhythmia, and atrial fibrillation (“AF”), the most common cardiac arrhythmia associated with a fivefold risk of stroke.

Clinical data acquired by the PURE EP™ System in a multi-center study at Texas Cardiac Arrhythmia Institute at St. David’s Medical Center in Austin, Texas, Mayo Clinic in Jacksonville, Florida, and Massachusetts General Hospital in Boston, Massachusetts was published in September 2021 in the Journal of Cardiovascular Electrophysiology and is available electronically with open access via the  Wiley Online Library. Study results showed 93% consensus across the blinded reviewers with a 75% overall improvement in intracardiac signal quality and confidence in interpreting PURE EP™ signals over conventional sources. AF accounted for over 40% of enrollments.

We continue to install PURE EP™ Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP™ System has been utilized at numerous institutions, including Mayo Clinic campuses in Arizona, Florida and Minnesota; the University of Pennsylvania Hospital in Philadelphia, Pennsylvania; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; St. Elizabeth’s Medical Center in Boston, Massachusetts; Medical City Heart Hospital in Dallas, Texas; Beth Israel Deaconess Medical Center (BIDMC) in Boston, Massachusetts, a teaching hospital of Harvard Medical School; Methodist Hospital in San Antonio, Texas; Houston Methodist Hospital; Medical City North Hills in North Richland Hills; and Westside Regional Medical Center in Plantation, Florida.

To date, more than 2,160 patient procedures have been conducted with the PURE EP™ System by more than 76 electrophysiologists across seventeen different clinical sites in the United States.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols. At Mayo Clinic in Rochester, Minnesota, we have performed twenty-seven experiments (including novel research programs such as Artificial Intelligence, or AI, and repolarization) in various animal models; we also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and six experiments to date during a study at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic, the University of Pennsylvania and other national centers.

In September 2021, we announced that we entered into a manufacturing and professional services agreement with Plexus Corp (“Plexus”) (Nasdaq: PLXS). Under the terms of the agreement, Plexus will manufacture the PURE EP™ System and develop a new product pipeline for our subsidiary, ViralClear.

We have made progress towards obtaining a European CE marking certificate for medical devices. In Q1 2022, we completed the quality management system audit for the International Organization for Standardization (“ISO”) 13485:2016 with the expectation to obtain the ISO 13485:2016 certification in the first half of 2022 and proceed to the application for the European CE Marking clearance in the first half of 2023, subject to the guidance and availability from the European Notified Body.

In January 2022, we were awarded U.S. patent claims for our PURE EP™ noise-filtering technology which address computer-implemented systems and methods for filtering noise from input cardiac signals. We now have 49 issued or allowed worldwide patents covering our novel technology for arrhythmia care.

In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. We also sold three PURE EP™ Systems to Mayo Foundation for Medical Education and Research in 2021 for use in Mayo Clinic campuses in Rochester, Minnesota, Jacksonville, Florida and Phoenix, Arizona. We are in active discussions with several accounts about the acquisition of the PURE EP™ System.

Critical Accounting Estimates

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

Among the significant judgments made by management in the preparation of our financial statements are the following:

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We derive our revenue primarily from the sale of our medical device, the PURE EP™ System, as well as related support and maintenance services and software upgrades in connection with the system.

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

We estimate the transaction price based on the amount of consideration we expect to receive for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. At the inception of each arrangement that includes variable consideration, we evaluate the amount of the potential payments and the likelihood that the payments will be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, fair value of acquired assets, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

Acquisition of Intellectual Property

Intellectual property acquired are accounted for under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. Any excess consideration transferred over fair value is allocated on a relative fair value basis to the identifiable net assets.

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

Twelve Months Ended December 31, 2021, Compared to Twelve Months Ended December 31, 2020

Revenues and Cost of Goods Sold. Revenue for the year ended December 31, 2021, totaled $441 comprised of product sales of $414 and recognized service revenue of $27 as compared to nil for the year ended December 31, 2020.

We derive our revenue primarily from the sale of our medical device, PURE EP™ system, as well as related support and maintenance services and software upgrades in connection with the system.

Cost of sales for the year ended December 31, 2021, was $199 comprised of the delivered product and cost of services as compared to nil for the year ended December 31, 2020.

Gross profit from the year ended December 31, 2021, was $242 or 54.9% as compared to nil for the year ended December 31, 2020.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2021, were $5,602, a decrease of $12,534 or 69.1%, from $18,136 for the twelve months ended December 31, 2020. This decrease is primarily due to ceasing development of merimepodib in 2020, which led to a reduction of $13,116 from 2020 to 2021 in the ViralClear segment, net with a $614 increase in the BioSig segment research and development from $4,399 for the twelve months ended December 31, 2020, to $5,013 for the twelve months ended December 31, 2021.

Research and development expenses were comprised of the following:

	2021	2020
Salaries and equity compensation	$2,833	$3,030
Consulting expenses	725	2,374
Research, clinical studies, and design work	1,159	2,068
Regulatory	142	68
Data/AI development	307	505
Product development and formulation	15	4,910
Acquired research and development	150	4,883
Travel, supplies, other	271	298
Total	$5,602	$18,136

Stock-based compensation for research and development personnel was $759 and $1,253 for the twelve months ended December 31, 2021, and 2020, respectively.

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

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2021, were $27,853, a decrease of $13,101, or 32.0%, from $40,954 incurred in the twelve months ended December 31, 2020. This decrease is primarily due to reduction in equity-based and other compensation, professional services, consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) decreased to $17,360 in the twelve months ended December 31, 2021, from $31,080 for the twelve months ended December 31, 2020, a decrease of $13,720, or 44.1%. This decrease is due to the value of the stock-based compensation decreasing to $9,062 in 2021, as a result of the vesting of stock and stock options issued to board members, officers, and employees, as compared to $23,911 of stock-based compensation in 2020, net with added additional personnel in 2021, a decrease of $14,849 or 62.1%.

Professional services for the twelve months ended December 31, 2021, totaled $1,261, a decrease of $687, or 35.3%, over the $1,948 recognized for the twelve months ended December 31, 2020. Of professional services, legal fees totaled $943 for the twelve months ended December 31, 2021, a decrease of $560, or 37.3%, from $1,503 incurred for the twelve months ended December 31, 2020. The significant decrease in legal fees in 2021 is due to reduction in legal work in asset acquisitions, financing and in developing and registering patents. Accounting fees incurred in the twelve months ended December 31, 2021, amounted to $179, a decrease of $79 or 30.6%, from $258 incurred for the same period in 2020. The significant decrease is due to reduction in 2021 work relating to internal control audit, design and monitoring, audit work relating to ViralClear segment.

Consulting fees and marketing totaled $4,763 for the twelve months ended December 31, 2021, a decrease of $2,106 or 30.7%, from $6,869 for the twelve months ended December 31, 2020.  The decrease primarily relates to reductions in fund raising and investor relations to support our efforts in market research and potential investor identification and key consultants in connection with our commercialization efforts, net increases in marketing activities.

Travel, meals and entertainment costs for the twelve months ended December 31, 2021, were $1,010, an increase of $637, or 170.8%, from $373 incurred during the twelve months ended December 31, 2020. The significant increase in 2021 was due to lifting of various restrictions imposed by the COVID-19 pandemic-related measures as compared to 2020.

Rent for the twelve months ended December 31, 2021, totaled $466, a decrease of $18, or 3.7%, from $484 incurred during the same period in 2020.  In 2021, we incurred a rent reduction with our relocation of our corporate offices in Connecticut and our lease extension in our Los Angeles facility.

Depreciation and Amortization Expense. Depreciation and amortization expense for the twelve months ended 2021 totaled $198 as compared to $94 incurred during the same period in 2020.  The increase is due primarily to additional equipment purchased in 2021.

Interest Income.  Interest income for the twelve months ended December 31, 2021, totaled $2 as compared to $45 earned during the twelve months ended December 31, 2020. The decrease in 2021 was due reduction of interest rates earned with cash balances in our interest-bearing accounts.

Gain on Settlement of Debt. On September 23, 2021, we negotiated a lawsuit settlement with Aurigene relating to certain milestone payments for manufacturing and services under a contract with our ViralClear subsidiary. In connection with the settlement, we recognized a gain on settlement of debt of $553 during the twelve months ended December 31, 2021, as compared to nil for the twelve months ended December 31, 2020.

Preferred Stock Dividend. Preferred stock dividend for the twelve months ended December 31, 2021, totaled $9, a decrease of $5, or 35.7% from $14 incurred during the twelve months ended December 31, 2020. Preferred stock dividends are related to the issuance of our Series C Preferred Stock from 2013 through 2015.  The significant decrease in 2021 as compared to 2020 is the result of 2020 conversions of the Series C Preferred Stock.

Noncontrolling Interest. In 2019 and 2020, ViralClear sold shares of its common stock to fund its initial and ongoing operations. As of December 31, 2021, we had a majority interest in ViralClear of 68.4%. The proportionate loss attributed to noncontrolling interests for the twelve months ended December 31, 2021, was $939 as compared to $6,922 for 2020.

Net Loss Available to BioSig Technologies, Inc. Net loss available to common stockholders for the twelve months ended December 31, 2021, was $31,926, compared to a net loss of $52,232 for the twelve months ended December 31, 2020, a decrease of $20,306 or 38.9%.  The primary reasons for the decrease, as described above, are the decreases in research and development costs and general and administrative expenses from 2020 to 2021.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020, are detailed in Note 12 of the accompanying consolidated financial statements.

COVID-19

The full public-health impact of the ongoing COVID-19 pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in possibly delaying our commercialization objectives of the PURE EP Systems due to limited resources and accessibility of hospitals as they cope with the pandemic.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2021, of approximately $189 million, as well as a net loss of approximately $32 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach commercial profitability.

We have incurred net losses and negative cash flows from operations since inception and our expectation is that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Although we have commercial products available for sale, we have not generated significant revenues to date, and there is no assurance that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any additional products will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Our plans include the continued commercialization of the PURE EP System and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Our shift from a focus on technology development to commercialization has allowed us to reduce our annual expenses in a meaningful way.  As a result of this transition, we have been able to achieve savings through reductions in executive and management compensation and a reduction of our utilization of external consultants and professional service providers.  We believe these cost-saving measures combined with our expectations of positive trends in commercial activity create the potential for us to achieve a lower cash flow breakeven rate. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The ongoing COVID-19 pandemic has resulted and continues to result in significant financial market volatility and uncertainty in recent months. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine.

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

Pursuant to the Underwriting Agreement, we issued to the Underwriter or its designees warrants to purchase up to an aggregate 125,000 shares of common stock, or 5% of the number of shares sold in the offering (the “Underwriter Warrants”). The Underwriter Warrants are exercisable following the date of issuance, July 7, 2021, and ending five years from the date of the execution of the Underwriting Agreement, July 2, 2026, at a price per share equal to $4.80 per share (120% of the public offering price per share) and are exercisable on a “cashless” basis.

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

On March 22, 2022, we closed a registered direct offering (the “Offering”) of an aggregate of 2,613,130 shares of our common stock, at an offering price of $1.15 per share and (ii) warrants to purchase up to 2,613,130 shares of our common stock, at an exercise price of $1.40 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, for gross proceeds of approximately $3.0 million before the deduction of fees and offering expenses.

The common stock and warrants were offered by us pursuant to a shelf registration statement on Form S-3 (File No. 333-251859) (the “Shelf Registration Statement”), previously filed with the SEC on December 31, 2020, and declared effective by the SEC on January 12, 2021, and a prospectus supplement, dated March 21, 2022, to the Shelf Registration Statement, filed with the SEC on March 22, 2022.

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

Jefferies sold the Shares by an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We sold the Shares in amounts from time to time subject to the terms and conditions of the Sales Agreement, and we had no obligation to sell any of the Shares under the Sales Agreement. We or Jefferies were able to suspend or terminate the offering of Shares upon notice to the other party and subject to other conditions. Jefferies acted as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We paid the Agent a commission equal to 3.0% of the gross proceeds from the sale of the Shares pursuant to the Sales Agreement. The Company has also agreed to provide Jefferies with customary indemnification and contribution rights.

From January 15, 2021, through February 16, 2021, the Company sold 251,720 shares of its common stock through the Open Market Sales Agreement for net proceeds of $1,300,135, after transactional costs of $40,365.

The Shares were sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-230448), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus. On March 25, 2021, the Sales Agreement was terminated with approximately $41M remaining available under the Shelf registration.

On March 25, 2021, the Company delivered written notice to Jefferies to terminate the Sales Agreement effective as of April 8, 2021, pursuant to Section 7(b)(i) thereof. The Company was not subject to any termination penalties related to the termination of the Sales Agreement.

Twelve Months Ended December 31, 2021, Compared to Twelve Months Ended December 31, 2020

As of December 31, 2021, we had a working capital of $11,318, comprised of cash of $11,659, inventory of $1,881 and prepaid expenses of $354, which was offset by $2,179 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $82, short term deferred revenue of $32 and short term lease liabilities of $283. For the twelve months ended December 31, 2021, cash provided by financing activities totaled $10,332, comprised of proceeds from the sale of our common stock of $9,004, proceeds from At-the-market sale of our common stock of $1,300 and proceeds from the exercise of options of $28.  In the comparable period in 2020, $25,215 was raised through the sale of our common stock, sale of subsidiary stock to non-controlling interests of $10,592, proceeds from At-the-market sale of our common stock of $2,228 and proceeds of $4,812 from the exercise of options and warrants. At December 31, 2021, we had cash of $11,659 compared to $28,268 at December 31, 2020. Our cash is held in bank deposit accounts. At December 31, 2021 and 2020, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2021, and 2020 was $26,399 and $26,601, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from reduced research and development and general and administrative expenses from 2020 to 2021.

Cash used in investing activities for the twelve months ended December 31, 2021, was $542, compared to $87 for the twelve months ended December 31, 2020.  During the twelve months ended December 31, 2021, we purchased office furniture, manufacturing equipment, computer equipment and leasehold improvements. For the twelve months ended December 31, 2020, we incurred $87 purchases of office furniture and computer equipment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BioSig Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioSig Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s accumulated deficit and operating losses raise a substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition and Disclosure of Research and Development Costs

Description of the Matter

As described in Note 3 of the consolidated financial statements, research and development costs are expensed as incurred. Significant estimates include assessment of work in progress of multiple third-party contracts and evaluation whether milestones and contingent payments are probable in estimating the research and development costs to accrue or disclose in the reporting period. Recognition and disclosure of research and development costs were considered a critical audit matter due their material impact on disclosures in the consolidated financial statements and the nature and extend of audit effort required to evaluate the results of audit procedures.

How We Addressed the Matter in Our Audits

We reviewed third-party contracts, statements of work and purchase orders, discussed with personnel and obtained confirmations with external service providers as to the progress or stage of completion of services, the agreed-upon fee to be paid for such services, and probability of milestones and contingent payments.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.
Marlton, New Jersey
March 31, 2022

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash	$11,659	$28,268
Inventory	1,881	768
Prepaid expenses and vendor deposits	354	301
Total current assets	13,894	29,337

Property and equipment, net	652	289

Right-to-use assets, net	604	306

Other assets:
Patents, net	326	346
Trademarks	1	1
Prepaid expenses, long term	-	5
Deposits	42	102

Total assets	$15,519	$30,386

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $86 and $317 to related parties as of December 31, 2021 and 2020, respectively	$2,179	$4,722
Deferred revenue, short term	32	-
Dividends payable	82	73
Lease liability, short term	283	313
Total current liabilities	2,576	5,108

Deferred revenue, long term	5	-
Lease liability, long term	373	1
Total long-term liabilities	378	1

Total liabilities	2,954	5,109

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding: liquidation preference of $105 as of December 31, 2021 and 2020	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 35,567,180 and 30,764,792 issued and outstanding as of December 31, 2021 and 2020, respectively	36	31
Additional paid in capital	201,127	181,344
Accumulated deficit	(188,922)	(157,005)
Total stockholders' equity attributable to BioSig Technologies, Inc.	12,241	24,370
Non-controlling interest	219	802
Total equity	12,460	25,172

Total liabilities and equity	$15,519	$30,386

See the accompanying notes to the consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2021	2020
Revenue:
Product sales	$414	$-
Service	27	-
Total revenue	441	-

Cost of goods sold	199	-

Gross profit	242	-

Operating expenses:
Research and development	5,602	18,136
General and administrative	27,853	40,954
Depreciation and amortization	198	94
Total operating expenses	33,653	59,184

Loss from operations	(33,411)	(59,184)

Other income (expense):
Interest income, net	2	45
Gain on settlement of debt	553	-
Loss on foreign currency translation	-	(1)

Loss before income taxes	(32,856)	(59,140)

Income taxes (benefit)	-	-

Net loss	(32,856)	(59,140)

Non-controlling interest	939	6,922

Net loss attributable to BioSig Technologies, Inc.	(31,917)	(52,218)

Preferred stock dividend	(9)	(14)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(31,926)	$(52,232)

Net loss per common share, basic and diluted	$(0.95)	$(1.87)

Weighted average number of common shares outstanding, basic and diluted	33,511,941	27,906,584

See the accompanying notes to the consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2021 AND 2020
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

*- less than $1

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2021 AND 2020
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172
Common stock issued for services	1,124,341	1	3,974	-	-	3,975
Common stock issued upon exercise of options at $2.96 per share	9,375	*	28	-	-	28
Sale of common stock, net transactional costs of $995	2,500,000	3	9,001	-	-	9,004
Sale of common stock under At-the-market offering, net of transaction expenses of $40	251,720	*	1,300	-	-	1,300
Change in fair value of modified options	-	-	313	-	8	321
Stock based compensation	916,952	1	5,176	-	348	5,525
Preferred stock dividend	-	-	(9)	-	-	(9)
Net loss	-	-	-	(31,917)	(939)	(32,856)
Balance, December 31, 2021	35,567,180	36	201,127	(188,922)	219	12,460

*- less than $1

See the accompanying notes to the consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,856)	$(59,140)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	198	94
Non-cash lease expense	441	456
Equity based compensation	9,500	25,165
Gain on settlement of debt	(553)	-
Change in fair value of modified options	321	-
Fair value of subsidiary stock issued to acquire research and development from Trek Therapeutics, PBC	-	3,174
Fair value of subsidiary stock issued to acquire research and development	-	1,299
Changes in operating assets and liabilities:
Inventory	(1,114)	(287)
Prepaid expenses and other	(50)	(119)
Deferred revenue	38	-
Deposits	60	(18)
Accounts payable and accrued expenses	(1,988)	3,233
Operating lease liabilities	(396)	(458)
Net cash used in operating activities	(26,399)	(26,601)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(542)	(87)
Net cash used in investing activity	(542)	(87)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	9,004	25,215
Proceeds from sale subsidiary stock to non-controlling interest, net of issuance costs	-	10,592
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	1,300	2,228
Proceeds from exercise of options	28	2,722
Proceeds from exercise of warrants	-	2,090
Net cash provided by financing activities	10,332	42,847

Net (decrease) increase in cash and cash equivalents	(16,609)	16,159

Cash, beginning of the year	28,268	12,109
Cash, end of the year	$11,659	$28,268

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued upon conversion of Series C Preferred Stock and accrued dividends	$-	$180
Dividend payable on preferred stock charged to additional paid in capital	$9	$14
Record right-to-use assets and related lease liability	$800	$2

See the accompanying notes to the consolidated financial statements.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of December 31, 2021, the Company had a majority interest in ViralClear of 68.44%.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2021, the Company had cash of $11.7 million and working capital of $11.3 million. The Company raised $10.3 million through the sale of common stock. Subsequent to December 31, 2021, the Company raised approximately $3 million from the sale of common stock and warrants. During the year ended December 31, 2021, the Company used net cash in operating activities of $26.4 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from sale of  of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

The Company’s plans include the continued commercialization of the PURE EP System and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. The Company’s strategic shift from a focus on technology development to commercialization will allow the Company to significantly reduce operating expenses.

The Company will require additional financing to fund future operations. Further, although the Company began commercial operations; there is no assurance that the Company will be able to generate sufficient cash flow to fund operations. In addition, there can be no assurance that the Company’s continuing research and development will be successfully completed or that any additional products will be commercially viable.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Principals of consolidation

The accompanying consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc., and wholly owned subsidiary, NeuroClear Technologies, Inc. herein referred to as the “Company” or “BioSig”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, fair value of acquired assets, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP system is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP System and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company’s unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net (if any) in the Company’s consolidated balance sheet.

There are no contract liabilities for the year ended December 31, 2020.

A reconciliation of contract liabilities with customers for the year ended December 31, 2021, are presented below:

	Balance at December 31, 2020 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at December 31, 2021 (000’s)
Product revenue	$-	$414	$(414)	$-
Service revenue	-	64	(27)	37
Total	$-	$478	$(441)	$37

The table below summarizes our deferred revenue as of December 31, 2021 and 2020:

	December 31, 2021 (000’s)	December 31, 2020 (000’s)
Deferred revenue-current	$32	$-
Deferred revenue-noncurrent	5	-
Total deferred revenue	$37	$-

The Company had two customers which accounted for approximately 68% and 32% of their revenue in the year ended December 31, 2021.

The Company utilized one contract manufacturer for the manufacture and supply of the Pure EP system for the years ended December 31, 2021 and 2020.

Cost of Goods Sold

Cost of goods sold consists primarily of the delivered cost of our medical device(s) sold.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the client and the status of any open or unresolved issues with the client preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at December 31, 2021 and 2020. The Company believes that its reserve is adequate, however results may differ in future periods. For the year ended December 31, 2021 and 2020, bad debt expense totaled $0.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash, accounts payable and accrued liabilities as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2021 and 2020, deposits in excess of FDIC limits were $11.2 million and $27.8 million, respectively.

Inventory

The inventory is comprised of work in process and finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory at December 31, 2021 and 2020 were $1.9 million and $0.8 million, respectively, comprised of finished goods.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the years ended December 31, 2021 and 2020.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $5.6 million and $18.1 million for the year ended December 31, 2021 and 2020, respectively.

Acquisition of Intellectual Property

Intellectual property acquired are accounted for under the acquisition method of accounting. This method requires the recording of acquired assets, including separately identifiable intangible assets, and assumed liabilities at their acquisition date fair values. Any excess consideration transferred over fair value is allocated on a relative fair value basis to the identifiable net assets.

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

The computation of basic and diluted loss per share as of December 31, 2021 and 2020 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2021	December 31, 2020
Series C convertible preferred stock	83,468	47,578
Options to purchase common stock	4,568,484	3,568,497
Warrants to purchase common stock	818,910	1,446,200
Restricted stock units to acquire common stock	141,250	218,334
Totals	5,612,112	5,280,609

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the year ended December 31, 2021 and 2020, the Company recorded amortization of $19,006 and $19,005 to current period operations, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the consolidated financial statements.

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the consolidated statements of operations. The Company’s equity interest in ViralClear is 68.44% and the non-controlling stockholders’ interest is 31.56% as of December 31, 2021. This is reflected in the consolidated statements of changes in equity.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption was permitted, including adoption in any interim period.

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amended the effective date of the original pronouncement for smaller reporting companies. ASC 2016-13 and its amendments will be effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies. The Company is currently assessing the impact the adoption of this new standard will have on its consolidated financial statements and related disclosures.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021 and 2020 is summarized as follows:

	December 31, 2021 (000’s)	December 31, 2020 (000’s)
Computer equipment	$383	$234
Furniture and fixtures	88	75
Manufacturing equipment	286	34
Testing/Demo equipment	145	96
Leasehold improvements	79	-
Total	981	439
Less accumulated depreciation	(329)	(150)
Property and equipment, net	$652	$289

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

Depreciation expense was $179,136 and $74,527 for years ended December 31, 2021 and 2020, respectively.

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had outstanding five leases with aggregate payments of $32,143 per month, expiring through December 31, 2024.

Right to use assets is summarized below:

	December 31, 2021 (000’s)	December 31, 2020 (000’s)
Right to use assets, net	$803	$1,087
Less accumulated amortization	(199)	(781)
Right to use assets, net	$604	$306

During the years ended December 31, 2021 and 2020, the Company recorded $479,746 and $492,844 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	December 31, 2021 (000’s)	December 31, 2020 (000’s)
Total lease liability	$656	$314
Less: short term portion	(283)	(313)
Long term portion	$373	$1

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2022	$304
Year ended December 31, 2023	221
Year ended December 31, 2024	191
Total	716
Less: Present value discount	(60)
Lease liability	$656

Lease expense for the year ended December 31, 2021 and 2020 was comprised of the following:

	December 31, 2021 (000’s)	December 31, 2020 (000’s)
Operating lease expense	$441	$456
Short-term lease expense	39	35
Variable lease expense	-	2
Total	$480	$493

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2021 and 2020 consist of the following:

	December 31, 2021 (000’s)	December 31, 2020 (000’s)
Accrued accounting and legal	$204	$177
Accrued reimbursements and travel	56	56
Accrued consulting	264	256
Accrued research and development expenses	367	3,127
Accrued product purchases	1	30
Accrued marketing	38	-
Accrued office and other	84	127
Accrued payroll	552	936
Accrued settlement related to arbitration	613	13
	$2,179	$4,722

NOTE 7 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

Series C 9% Convertible Preferred Stock

On January 9, 2013, the Board of Directors authorized the issuance of up to 4,200 shares of 9% Series C Convertible Preferred Stock (the “Series C Preferred Stock”).

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of December 31, 2020 was $3.75 per share, subject to certain reset provisions. On December 12, 2021, the conversion price was reset to $2.27 per share. The effect was de minimis.

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2021 and 2020, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand. The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

The Company issued an aggregate of 44,850 shares of its common stock in exchange for 110 shares of the Company’s Series C Preferred stock (stated value of $110,000) and $70,341 accrued dividends for the year ended December 31, 2020.

Series C Preferred Stock issued and outstanding totaled 105 as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company has accrued $81,667 and $72,517 dividends payable on the Series C Preferred Stock.

NOTE 8 – STOCKHOLDER EQUITY

Shareholder rights plan

On July 14, 2020, our board of directors adopted a stockholder rights plan (the “Rights Plan”) and declared a dividend of one preferred share purchase right for each outstanding share of BioSig’s common stock to stockholders of record on July 27, 2020, and one right will be issued for each new share of common stock issued thereafter. Each right will initially trade with common stock, and will allow its holder to purchase from BioSig one one-thousandth of a share of Series F Junior Participating Preferred stock, par value $0.001 per share, for an exercise price of $50.00, once the rights become exercisable. In the event that a person or group acquires beneficial ownership of 12% or more of BioSig’s then outstanding common stock, subject to certain exceptions, each right would entitle its holder (other than such person or members of such group) to purchase additional shares of BioSig’s common stock having a market value of two times the exercise price of the right. In addition, at any time after a person or group acquires 12% or more of BioSig’s outstanding common stock (unless such person or group acquires 50% or more), the Board may exchange one share of BioSig’s common stock for each outstanding right (other than rights owned by such person or group, which would have become void). The Rights Plan could make it more difficult for a third party to acquire control of BioSig or a large block of our common stock without the approval of our board of directors. The rights expired on July 13, 2021.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2021 and 2020, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of December 31, 2021, and 2020, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Common stock

BioSig Technologies, Inc.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2021 and 2020, the Company had 35,567,180 and 30,764,792 shares issued and outstanding, respectively.

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

On July 2, 2021, the Company entered into securities purchase agreements with investors pursuant to which the Company issued 2,500,000 shares of common stock for aggregate proceeds of $9,004,033, net of $995,966 in expenses.

During the year ended December 31, 2021, the Company issued 1,124,341 shares of common stock for services at a fair value of $3,975,451.

During the year ended December 31, 2021, the Company issued 9,375 shares of common stock in exchange for proceeds of $27,750 from the exercise of options.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

During the year ended December 31, 2021, the Company issued an aggregate of 258,084 shares of its common stock for vested restricted stock units.

At-The-Market Sale Agreement

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

The common stock was sold and issued pursuant the Company’s shelf registration statement on Form S-3, which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

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

ViralClear Pharmaceuticals, Inc.

On May 20, 2020, ViralClear and the Company entered into a securities purchase agreement, pursuant to which ViralClear agreed to sell in a private placement transaction an aggregate of 1,068,550 shares of ViralClear’s common stock at $10.00 per share, for an aggregate consideration of $10,592,075. This private placement closed on May 20, 2020.

The Company was party to certain 2019 purchase agreements between ViralClear and the private placement investors with respect to a provision in each securities purchase agreement which provides that in the event that (i) ViralClear common stock is not listed on a national securities exchange by October 31, 2020, or (ii) a change of control (as defined in each securities purchase agreement) of ViralClear occurs, whichever is earlier, at the option of the holder of ViralClear common stock, each share of ViralClear common stock may be exchanged into 0.9 of a share our common stock if the ViralClear common stock subject to the share exchange was purchased in the August or September 2019 private placements, or 1.1 shares of our common stock if the ViralClear common stock subject to the share exchange was purchased in the private placement closed in October 2019 through December 2019. In November and December 2020, the Company issued an aggregate of 83,055 shares of its common stock in exchange for 80,958 previously issued shares of ViralClear pursuant with 2019 purchase agreements.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2012 Equity Incentive Plan

On October 19, 2012, the Board of Directors of BioSig Technologies, Inc. approved the 2012 Equity Incentive Plan (“the “Plan”) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 14,474,450 (as amended) shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 3,048,522 shares remaining available for future issuance of awards under the terms of the Plan as of December 31, 2021.

During the years ended December 31, 2021 and 2020, the Company granted an aggregate of 1,818,000 and 1,070,000 (net of 50,000 canceled) options to officers, directors, and key consultants.

During the years ended December 31, 2021 and 2020, the Company issued an aggregate of 1,185,872 and 634,517 stock grants to officers, employees and key consultants under the plan. See Note 8.

Options

Option valuation models require the input of highly subjective assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from historical stock prices of the Company. The Company accounts for the expected life of options using the based on the contractual life of options for non-employees.

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification.

The following table presents information related to stock options at December 31, 2021:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 3.00	1,035,375	9.5	560,000
3.00-3.99	587,466	6.5	387,466
4.00-4.99	1,762,916	6.2	1,151,545
5.00-5.99	156,132	7.1	119,464
6.00-6.99	591,542	5.0	478,846
7.00-7.99	191,720	6.9	177,138
Over 8.00	243,333	6.3	197,351
	4,568,484	6.9	3,071,810

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

A summary of the stock option activity and related information for the Plan for the two years ended December 31, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2020	3,980,804	$5.58	6.3	$3,130,791
Grants	1,120,000	$4.98	10.0	-
Exercised	(1,203,223)	$5.08
Forfeited/expired	(329,084)	$5.19
Outstanding at December 31, 2020	3,568,497	$5.59	7.0	$110,961
Grants	1,818,000	$3.69	10.0	$-
Exercised	(9,375)	$2.96
Forfeited/expired	(808,638)	$6.19
Outstanding at December 31, 2021	4,568,484	$4.57	6.9	$-
Exercisable at December 31, 2021	3,071,810	$4.83	6.0	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $2.23 as of December 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

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

DECEMBER 31, 2021

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

On May 18, 2021, BioSig Technologies, Inc. granted 150,000 options to purchase the company stock in connection with the services rendered at the exercise price of $3.20 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning May 18, 2022 for two years.

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

On October 4, 2021, BioSig Technologies, Inc. granted 50,000 options to purchase shares of its common stock to a newly appointed Board member. The options are exercisable at $2.89 per share for ten years with half immediate vesting and half vesting on September 20, 2022.

On December 15, 2021, BioSig Technologies, Inc. granted an aggregate of 351,000 options to purchase shares of its common stock to two employees. The options are exercisable at $2.58 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

On December 28, 2021, BioSig Technologies, Inc. granted an aggregate of 425,000 options to purchase shares of its common stock with as compensation to the Company’s Board of Directors. The options are exercisable at $2.44 per share with immediate vesting. Also, on December 28, 2021, BioSig Technologies issued 75,000 options to purchase shares of its common stock to a consultant. The options are exercisable at $2.44 per share with 25,000 options vested immediately and 50,000 options vesting on the one-year anniversary.

The following assumptions were used in determining the fair value of options during the years ended December 31, 2021 and 2020:

	2021	2020
Risk-free interest rate	0.77% - 1.49%	0.42% to 1.83%
Dividend yield	0%	0%
Stock price volatility	82.50% to 95.98%	86.51% to 93.43%
Expected life	5 – 10 years	5-10 years
Weighted average grant date fair value	$2.55	$4.03

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The fair value of all options vesting during the year ended December 31, 2021 and 2020 of $3,357,274 and $5,217,761, respectively, was charged to current period operations. Unrecognized compensation expense of $3,655,519 at December 31, 2021 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at December 31, 2021:

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

A summary of the warrant activity for the two years ended December 31, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at January 1, 2020	2,744,718	$5.40	2.2	$3,410,763
Issued	125,000	$4.80	4.2	-
Exercised	(580,487)	$3.89
Expired	(843,031)	$6.29
Outstanding at December 31, 2020	1,446,200	$5.44	3.3	$1,500
Issued	125,000	$4.80	5.0
Expired	(752,290)	$5.00	-	-
Outstanding at December 31, 2021	818,910	$5.74	5.3	$-

Vested and expected to vest at December 31, 2021	818,910	$5.74	5.3	$-
Exercisable at December 31, 2021	818,910	$5.74	5.3	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $2.23 of December 31, 2021, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the two years ended December 31, 2021:

Restricted shares issued as of January 1, 2020	262,668
Granted	175,000
Vested and issued	(219,334)
Restricted shares issued as of December 31, 2020	218,334
Granted	301,000
Vested and issued	(258,084)
Forfeited	(120,000)
Vested restricted shares as of December 31, 2021	-
Unvested restricted shares as of December 31, 2021	141,250

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

DECEMBER 31, 2021

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

Stock based compensation expense related to restricted stock grants was $950,281 and $1,151,676 for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the stock-based compensation relating to restricted stock of $286,417 remains unamortized.

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

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the two years ended December 31, 2021 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2020	575,000	$5.00	9.3
Grants	1,599,173	$5.31	9.6
Forfeited/expired	(646,507)	$5.77
Outstanding at December 31, 2020	1,527,666	$5.00	4.0
Exercised	(550,000)	$5.00
Forfeited/expired	(852,666)	$5.00
Outstanding at December 31, 2021	125,000	$5.00	7.2
Exercisable at December 31, 2021	83,331	$5.00	6.6

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table presents information related to stock options at December 31, 2021:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	125,000	7.2	83,331

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

The fair value of all options vesting during the years ended December 31, 2021 and 2020 of $146,083 and $5,873,376, respectively, was charged to current period operations. Unrecognized compensation expense of $182,604 at December 31, 2021 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at December 31, 2021:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

On May 20, 2020, ViralClear issued warrants to purchase 6,575 shares of its common stock at $10.00 per share, expiring on May 20, 2025, for placement agent services in connection with the sale of ViralClear’s common stock.

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the two years ended December 31, 2021:

Restricted shares outstanding at January 1, 2020:	40,000
Granted	1,380,716
Restricted shares outstanding at December 31, 2020:	1,420,716
Issued	(40,000)
Forfeited	(62,037)
Total restricted shares outstanding at December 31, 2021:	1,318,679

Comprised of:
Vested restricted shares as of December 31, 2021	678,679
Unvested restricted shares as of December 31, 2021	640,000
Total	1,318,679

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

Stock based compensation expense related to restricted stock unit grants of ViralClear was $904,112 and $5,893,320 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the stock-based compensation relating to restricted stock of $186,047 remains unamortized.

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

DECEMBER 31, 2021

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

On April 1, 2021, ViralClear issued an aggregate of 40,000 shares of its common stock in exchange for vested restricted stock units.

On July 1, 2021, ViralClear issued an aggregate of 206,250 shares of its common stock in exchange for the cashless exercise of 550,000 previously issued options.

As of December 31, 2021, the Company had a majority interest in ViralClear of 68.4%.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2021 (000’s):

Net loss	$(3,077)
Average Non-controlling interest percentage of profit/losses	30.44%
Net loss attributable to the non-controlling interest	$(939)

Net loss attributable to the non-controlling interest for the year ended December 31, 2020 (000’s):

Net loss	$(28,372)
Average Non-controlling interest percentage of profit/losses	24.40%
Net loss attributable to the non-controlling interest	$(6,922)

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2021 (000’s):

Balance, January 1, 2020	$515
Allocation of equity to non-controlling interest due to equity-based compensation issued	2,782
Allocation of equity to non-controlling interest due to sale of common stock	3,468
Allocation of equity to non-controlling interest due to issuance of equity to acquire Trek and research and development	983
Allocation of equity from non-controlling interest due to parent reacquiring shares shareholders	(24)
Net loss attributable to non-controlling interest	(6,922)
Balance, December 31, 2020	802
Allocation of equity to non-controlling interest due to equity-based compensation issued	348
Allocation of equity to non-controlling interest to due change in fair value of modified option	8
Net loss attributable to non-controlling interest	(939)
Balance, December 31, 2021	$219

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the year ended December 31, 2021 and 2020, the Company charged operations $252,452 and $170,317, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of December 31, 2021, the Company had aggregate purchase commitments of approximately $1,443,398 for future services or products, some of which are subject to modification or cancellations.

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

On September 23, 2021, the Company entered into a settlement agreement with Aurigene for a sum of $1,000,000 payable in three installments of $400,000, $300,000, and $300,000 on September 30, 2021, December 31, 2021 and March 31, 2022, respectively, with no admission or concession by either party. Balance due under the settlement is $600,000 as of December 31, 2021.

In connection with the settlement, the Company recognized $553,000 gain on settlement of debt in the current period operations as the full amount was previously accrued.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

Information concerning the operations of the Company’s reportable segments is as follows:

	2021	2020
Revenues (from external customers)
BioSig	$441	$-
ViralClear	-	-
NeuroClear	-	-
	$441	$-

Operating Expenses
BioSig	$30,016	$30,756
ViralClear	3,630	28,387
NeuroClear	7	41
	$33,653	$59,184

Income (loss) from operations
BioSig	$(29,772)	$(30,727)
ViralClear	(3,077)	(28,372)
NeuroClear	(7)	(41)
	$(32,856)	$(59,140)

Total Assets
BioSig	$13,595	$24,764
ViralClear	1,924	5,622
NeuroClear	-	-
	$15,519	$30,386

NOTE 13 – RELATED PARTY TRANSACTIONS

Accrued expenses related primarily to travel reimbursements, director fees and accrued compensation due related parties as of December 31, 2021 and 2020 was $86,208 and $317,000, respectively.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As described in Note 11, on March 24, 2020, ViralClear entered into the Asset Purchase Agreement with Trek Therapeutics, PBC, an entity controlled by a former member of the Company’s board of directors. Pursuant to the Asset Purchase Agreement, Trek sold to ViralClear all right, title and interest of Trek and its affiliates to certain assets. As consideration for the Purchased Assets, ViralClear agreed to pay Trek in upfront and milestone payments a combination of cash, shares of ViralClear’s common stock.

In 2020, ViralClear issued an aggregate of 1,138,000 restricted stock units for shares in ViralClear’s common stock to board members and an officer.

In 2020, ViralClear granted an aggregate of 746,507 options to purchase ViralClear’s common stock to members of ViralClear’s board of directors.

On August 12, 2020, the Company cancelled the grant from March 31, 2020 to a board member for 50,000 options to purchase the Company’s common stock at an exercise price of $3.73 and granted the board member 50,000 shares of common stock at a cost basis of $7.10 per share for his assistance with ViralClear. The granted shares vested immediately.

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

On June 28, 2021, in connection with the departure of two board members, the Company extended for up to two years 125,000 and 50,000 previously granted options that would normally expire 90 days after leaving service.

On June 30, 2021, in connection with the resignation of a board member, the Company entered into a one-year consulting contract and extended for up to two years from end of contract service: 240,000 previously granted Company options, 25,000 previously granted ViralClear options and 329,000 previously issued ViralClear restricted stock units; all of which would normally expire 90 days after leaving service. In addition, the Company accelerated to fully vested previously issued restricted stock units and issued 50,000 shares of the Company’s common stock in settlement.

On October 4, 2021, the Company granted a new board member 50,000 options to acquire the Company’s common stock at an exercise price of $2.89 for joining the Company’s Board of Directors. The options are exercisable for ten years with half vested immediately and half on September 20, 2022.

On December 28, 2021, the Company granted an aggregate of 425,000 options to acquire the company’s common stock at an exercise price of $2.44 for ten years and vesting immediately to the Company’s existing Board of Directors as compensation for the 2021 year.

During the years ended December 31, 2021 and 2020, the Company’s Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 14 – INCOME TAXES

At December 31, 2021, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $116,000,000, expiring in the year 2039, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2021, the Company has increased the valuation allowance by $6,470,000 from $24,700,000 to $31,170,000. We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal various State jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2015.

The effective rate differs from the statutory rate of 21% as of December 31, 2021 and 2020 due to the following:

	December 31, 2021	December 31, 2020
Statutory rate on pre-tax book loss	21.00%	(21.00)%
Stock based compensation	0.0%	8.10%
Fair value of warrant to acquire research and development	0.0%	1.59%
Other	(1.3)%	0.03%
Valuation allowance	(19.7)%	11.28%
	0.00%	0.00%

The Company’s deferred taxes as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020
Non-Current deferred tax asset:
Net operating loss carry-forwards	$24,308,000	$19,900,000
Stock based compensation	6,862,000	4,800,000
Valuation allowance	(31,170,000)	(24,700,000)
Net non-current deferred tax asset	$-	$-

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, and 2020, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2021, and 2020, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liabilities as of December 31, 2021 and 2020.

NOTE 16 – SUBSEQUENT EVENTS

Equity financing:

On March 22, 2022, the Company closed a registered direct offering (the “Offering”) of an aggregate of 2,613,130 shares of our common stock, at an offering price of $1.15 per share and (ii) warrants to purchase up to 2,613,130 shares of our common stock, at an exercise price of $1.40 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, for gross proceeds of approximately $3.0 million before the deduction of fees and offering expenses.

The common stock and warrants were offered by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-251859) (the “Shelf Registration Statement”), previously filed with the SEC on December 31, 2020, and declared effective by the SEC on January 12, 2021, and a prospectus supplement, dated March 21, 2022, to the Shelf Registration Statement, filed with the SEC on March 22, 2022.

Equity transactions:

On January 3, 2022, the Company issued an aggregate of 75,000 shares of its common stock for services previously granted and accrued on December 29, 2021 valued at $167,250.

On January 4, 2022, the Company issued an aggregate of 53,749 shares of its common stock for previously issued vested restricted stock units.

On January 27, 2022, The Company issued an aggregate of 40,000 shares of its common stock for services valued at $72,800.

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

On February 1, 2022, the Company issued a 25,000 restricted stock unit to a consultant for services rendered with 12,500 shares vesting immediately and 12,500 shares vesting upon completion of certain milestones valued at $56,750. The vested shares of 12,500 were issued on February 1, 2022.

On February 15, 2022, the Company issued 12,500 shares of its common stock for a previously issued restricted stock units.

On February 7, 2022, the Company granted an aggregate of 250,000 options to purchase shares of its common stock to consultants. The options are exercisable at $1.72 per share for ten years with (i) 100,000 options vesting in equal quarterly installments over one year, and (ii) 150,000 options vesting 50% at grant date and 50% upon milestone of $7 million revenue.

On February 17, 2022, the Company granted 30,000 options to purchase shares of its common stock to a consultant. The options are exercisable at $1.58 per share for ten years vesting in equal quarterly installments over one year.

On February 17, 2022, the Company granted an aggregate of 36,000 options to purchase shares of its common stock to two employees. The options are exercisable at $1.58 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

In March 2022, the Company issued a 25,000 restricted stock unit to a consultant for services rendered. The restricted stock unit vests quarterly over one year and valued at $56,750.

On March 15, 2022, BioSig granted an aggregate of 70,000 options to purchase shares of its common stock to three employees. The options are exercisable at $1.28 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

On March 21, 2022, the Company issued 50,000 shares of its common stock to an officer for services valued at $70,000.

On March 30, 2022, the Company granted 350,000 options to purchase shares of its common stock an employee. The options are exercisable at $1.30 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

We conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer conclude that, at December 31, 2021, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2021.

ITEM 11 - EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2021.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2021.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2021.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2021.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements are included herein:

Report of Independent Registered Public Accounting Firm (PCAOB ID 711)
Consolidated Balance Sheets as of December 31, 2021, and 2020
Consolidated Statements of Operations for the years ended December 31, 2021, and 2020
Consolidated Statement of Changes in Equity for the Years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021, and 2020
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

3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
4.1*	Description of Securities.

4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 24, 2020)
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2021)
10.1+	BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on July 22, 2013)
10.2+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1 filed on July 22, 2013)
10.3+	Amendment No. 1 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on March 28, 2014)
10.4+	Form of Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 5, 2014)
10.5+	Amendment No. 2 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on April 17, 2015)
10.6+	Amendment No. 3 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form S-1 filed on May 20, 2015)
10.7+	Amendment No. 4 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 29, 2015)
10.8+	Amendment No. 5 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 25, 2016)
10.9	Form of Warrant used in connection with the April 30, 2018 private placement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 1, 2018).
10.10+	Amendment No. 6 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 30, 2018)
10.11	Form of Series B Common Stock Purchase Warrant in connection with the July 30, 2018 private placement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 16, 2018)
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

10.24+	Ninth Amendment to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 29, 2021).

21.1	Subsidiary List of BioSig Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 15, 2021).
23.1*	Consent of Friedman LLP
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS*	Inline XBRL Instance Document

101 SCH*	Inline XBRL Taxonomy Extension Schema Document

101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document

101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document

101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: March 31, 2022	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: March 31, 2022	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DONALD E. FOLEY	Director	March 31, 2022
Donald E. Foley

/s/ PATRICK J. GALLAGHER	Director	March 31, 2022
Patrick J. Gallagher

/s/ JAMES BARRY PhD	Director	March 31, 2022
James Barry, PhD

/s/ ANTHONY ZOOK	Director	March 31, 2022
Anthony Zook

/s/ DAVID WEILD IV	Director	March 31, 2022
David Weild IV

/s/ SAMUEL E. NAVARRO	Director	March 31, 2022
Samuel E. Navarro