Form 10-K/A
period 2021-12-31
BioSig Technologies, Inc.
filed 2022-05-02
CIK 1530766

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

As of April 29, 2022, there were 39,561,559 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

None.

Audit Firm ID	Auditor Name	Auditor Location
711	Friedman LLP	Marlton, New Jersey

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (“Amendment No. 1”) amends the Annual Report of BioSig Technologies, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). We are filing this Amendment No. 1 to present the information required by Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. Accordingly, the reference on the cover page of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing has been removed.

In addition, Item 15 of Part IV has been solely amended to include new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment No. 1 as Exhibits 31.03 and 31.04 hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing. Other than the information specifically amended and restated herein, we have not updated the information contained herein for events occurring subsequent to March 31, 2022, the filing date of the Original Filing.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Kenneth L. Londoner	54	Chief Executive Officer, Executive Chairman and Director
Steve Chaussy	68	Chief Financial Officer
David Weild IV	65	Director
Patrick J. Gallagher	57	Director
Donald E. Foley	70	Director
James J. Barry, PhD	62	Director
Frederick D. Hrkac	56	Director
James L. Klein	57	Director
John Sieckhaus	54	Chief Operating Officer

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Biographical Information

Kenneth L. Londoner. Mr. Londoner has served as our director since February 2009, as our executive chairman since November 2013 and our chief executive officer since July 2017. He previously served as our chairman and chief executive officer from February 2009 to September 2013. Mr. Londoner served as the chief executive officer and president of ViralClear Pharmaceuticals, Inc., a majority-owned subsidiary of the Company (“ViralClear”) from November 2018 through April 2020 and again since October 2020; and served as ViralClear’s chairman of the board of directors from July 2019 through April 2020 and again since October 2020. Mr. Londoner has been serving as ViralClear’s director since November 2018. Mr. Londoner has served as the managing partner of Endicott Management Partners, LLC, a firm dedicated to assisting emerging growth companies in their corporate development since February 2010. From April 2007 to October 2009, he served as executive vice president – corporate business development and senior director of business development and, from November 2009 to December 2010, he served as a consultant to NewCardio, Inc., a medical device designer and developer. Mr. Londoner also served as a director of chatAND Inc. from January 2012 to April 2015. Mr. Londoner is a co-founder and board member of Safe Ports Holdings, Charleston, South Carolina. Mr. Londoner also served as a director of MedClean Technologies, Inc. from November 2008 to September 2010. Mr. Londoner was an investment officer and co-manager of the Seligman Growth Fund, Seligman Capital Fund, and approximately $2 billion of pension assets at J & W Seligman & Co, Inc. in New York from 1991 to 1997. Mr. Londoner graduated from Lafayette College in 1989 with a degree in economics and finance and received his MBA from New York University’s Leonard N. Stern School of Business in 1994.We believe that Mr. Londoner’s extensive experience in financial and venture capital matters, as well as his intimate knowledge of our company as its co-founder make him an asset to our Board.

Steve Chaussy. Mr. Chaussy has served as our chief financial officer on a full-time basis since January 2018.  Mr. Chaussy served as our chief financial officer on a part time basis from May 2011 to January 2018. Mr. Chaussy has been serving as ViralClear’s chief financial officer, secretary and treasurer since November 2018. Since 2005, Mr. Chaussy has been the sole proprietor of Anna & Co., Inc., a consulting company that offers services to small publicly traded companies. Anna & Co., Inc. provides general financial and accounting services, with a special emphasis towards SEC reporting and compliance, to companies that lack sufficient resources to hire full-time employees to provide such services. From 2001 to 2005, Mr. Chaussy provided services as both a chief financial officer and as a consultant to small publicly traded companies. Prior to 2001, Mr. Chaussy served as chief financial officer for a large private distribution and wholesaling company, where he gained international experience. Mr. Chaussy is a graduate of Virginia Polytechnic Institute and State University and is a licensed certified public accountant in Virginia, California and Florida.

David Weild IV. Mr. Weild has served as a director since May 2015. Mr. Weild is founder, chairman and chief executive officer of Weild & Co., Inc., an Inc. 5000 Company and parent company of the investment banking firm Weild Capital, LLC. Prior to Weild & Co., Mr. Weild was vice chairman of NASDAQ, president of PrudentialFinancial.com and head of corporate finance and equity capital markets at Prudential Securities, Inc. Mr. Weild holds an M.B.A. from the Stern School of Business and a B.A. from Wesleyan University. Mr. Weild is currently on the board of Scopus BioPharma and INX, LTD and previously served on the board of PAVmed. From September 2010 to June 2011, Mr. Weild served on the board of Helium.com, until it was acquired by R.R. Donnelly & Sons Co. Since 2003, Mr. Weild was a director and then chairman of the board of the 9-11 charity Tuesday’s Children. He became chairman emeritus in late 2016 and still serves on its board. Mr. Weild brings extensive financial, economic, stock exchange, capital markets, and small company expertise to our Board gained throughout his career on Wall Street. He is a recognized expert in capital markets and has spoken at the White House, Congress, the SEC, Organisation for Economic Co-operation and Development and the G-20 on how market structure can be bettered to improve capital formation and economic growth.

Patrick J. Gallagher. Mr. Gallagher has served as our director since July 2014. Mr. Gallagher, MBA, CFA, is an accomplished capital markets executive, advisor, and investor with a distinguished record of success in both the public and private markets. He has nearly 30 years of experience on Wall Street and extensive expertise in alternative investments, capital markets, and marketing. Since September 2014, Mr. Gallagher has served as senior managing director and head of healthcare sales at Laidlaw & Co. (UK) Ltd. Further, he is a managing partner at Laidlaw Venture Partners where his roles include portfolio product, technology and company identification for investment as well as providing strategic and operational direction for companies across the entire portfolio. Since January 2018 Mr. Gallagher has served as chief executive officer of Voltron Therapeutics, Inc., a biopharmaceutical firm focused on developing and optimizing a novel Self Assembling Vaccine technology in a variety of indications, including in oncology and emerging infectious diseases. In September 2017, he was appointed chief executive officer of PD Theranostics, Inc., a predictive diagnostic technology company focused on refining, expanding, and integrating the data various imaging modalities can provide, greatly enhancing the current morphological assessment of tissue samples and subsequent clinical decisions. Additional roles include vice president of business development and investor relations for Kinex Pharmaceuticals (now Athenex), an oncology company, from September 2012 to October 2013;  the board of directors of Cingulate Therapeutics, a clinical stage biopharmaceutical company focused on innovative new products for ADHD, since May 2012; and the board of directors of Algorithm Sciences, a company focused on rare cardiovascular diseases, since June 2019. Mr. Gallagher has also served on the board of directors of Evermore Global Advisors, a global money manager, since May 2015. In November 2010, he was appointed by broker Concept Capital, a division of Sanders Morris Harris, as a managing director and the head of institutional sales. In 2001, Mr. Gallagher co-founded BDR Research Group, LLC, an independent sell-side research firm specializing in healthcare investing, financing and operations, and served as its chief executive officer until November 2010. Prior to 2001, he held various sales positions at investment and research firms Kidder Peabody, PaineWebber and New Vernon Associates. Mr. Gallagher is a CFA charter holder, received his MBA from Pennsylvania State University and holds a B.S. degree in finance from the University of Vermont. We believe that Mr. Gallagher’s experience in capital markets and marketing, with extensive expertise concentrated in the life sciences space, make him a valuable resource on our Board.

Donald E. Foley. Mr. Foley has served as our director since October 2015. Mr. Foley was chairman of the board and chief executive officer of Wilmington Trust Corporation from 2010-2011. Prior to Wilmington Trust Corporation, Mr. Foley was senior vice president, treasurer and director of tax for ITT Corporation, a supplier of advanced technology products and services. Prior experiences include executive positions with International Paper Company, Mobil Corporation and General Electric Company. Mr. Foley currently serves on the board of directors of Equitable EQAT and Wilmington Trust Mutual Fund Complexes. Mr. Foley also served on the boards of directors of M&T Corporation from 2011-2012 and of Wilmington Trust Company, Wilmington Funds,  and Wilmington Trust Corporation from 2007-2011. In addition, Mr. Foley serves as chairman of the board of trustees of the Burke Rehabilitation Hospital and Burke Medical Research Institute, as well as the W. Burke Foundation since 2009 during which time the Hospital merged with the MonteFiore Hospital System. Mr. Foley served as an advisory board member of M&T Corporation Trust and Investment Committee, Goldman Sachs Asset Management Groups and Northern Trust Company. Mr. Foley holds an M.B.A. from New York University, and a B.A. from Union College where he had served as a trustee, and as chairman of the President’s Council. He also served as a trustee of the Covent of the Sacred Heart; and currently serves as a trustee at the Sacred Heart Network of schools and chairman of the board at New Beginning Family Academy, a charter school in Bridgeport, CT. Mr. Foley brings extensive financial, economic, capital markets and executive leadership expertise to our Board gained through his successful career on Wall Street and the Fortune 500.

James J Barry, Ph.D. Dr. Barry has served as our director since September 2021. Dr. Barry has more than 30 years of experience in the medical device industry as an executive and corporate board director. He is currently the Principal Owner at Convergent Biomedical Group LLC since January 2011, a company providing advisory services to the life sciences industry. Prior to Convergent, Dr. Barry was President and CEO at InspireMD, Inc. (Nasdaq: NSPR) from June 2016 to December 2019 and platform technology company, Arsenal Medical from August 2011 to December 2013. Dr. Barry spent the majority of his career at Boston Scientific (NYSE: BSX) from April 1992 to June 2010 with increasing roles of responsibility culminating as Sr. Vice President of Corporate Technology. While at Boston Scientific, Dr. Barry led the development and launch of the TAXUS drug-eluting coronary stent that achieved annual sales exceeding $3 billion. Dr. Barry is the author of multiple peer-reviewed publications and holds more than 40 U.S. and international patents. He holds a Ph.D. in Biochemistry from the University of Massachusetts-Lowell and a B.A. in Chemistry from St. Anselm College.

Frederick D. Hrkac. Mr. Hrkac has served as our director since April 2022. Mr. Hrkac has more than 30 years of experience in the medical device industry as an executive and corporate board director. He is currently serves on the board of Serres in Helsinki, Finland since September 2018, and Spineart in Geneva, Switzerland as chairman of the board since August 2017. In 2017, he served as senior vice president corporate development and from 2014-2016 served a senior vice president of global commercial operations of Biosensors International. From 2009-2011, Mr. Hrkac served as Europe, Middle East & Africa president of Boston Scientific where he was responsible for close to $2 billion of sales. From 2005-2009, Mr. Hrkac was an executive of Sorin Group CRM, Paris, France. And, from November 1990-April 2005 he lived in 6 different countries working as an executive for Johnson & Johnson including  Biosense Webster, a Johnson & Johnson company having laid the groundwork strategically for the most successful J&J division of the last 20 years with sales growing from a few hundred million dollars to several billion dollars.  Mr. Hrkac holds an Honors Bachelor of Business Administration from the Wilfrid Laurier University, Waterloo, Ontario Canada and currently resides in Zagreb, Croatia. Mr. Hrkac brings extensive expertise in global marketing and strategic business development, making him a valuable resource for our Board.

James L. Klein. Mr. Klein has served as our director since May 2022. Mr. Klein has more than 30 years of experience in the semi-conductor industry. He recently retired from Qorvo (previously TriQuint) where he was the President of Infrastructure and Defense Products (IDP) from 2015-2021 and prior to that the Vice President and General Manager of IDP from 2011-2015. Qorvo’s IDP is leader in the development of radio frequency or RF semi-conductor products. Mr. Klein was also the president of Qorvo Biotechnologies (2020-2021). Qorvo Biotechnologies was focused on bringing innovative RF technology to the medical testing market. Mr. Klein spent the early part of his career at Texas Instruments (1988-1997) and Raytheon (1997-2011) - most of this part of his career was focused on the development and deployment of advanced semi-conductor technologies. Mr. Klein has both a B.S. and M. S. in electrical engineering from Texas A&M University - he is an ongoing member and former chair of the department’s External Advisory Council. Mr. Klein brings to the Company skills in organizational leadership, change management, technology development and growth strategies that lead to growth and value, making him a valuable resource for our Board.

John Sieckhaus. Mr. Sieckhaus has served as our chief operating officer since March 2022. Mr. Sieckhaus brings to the Company 30 years in the healthcare industry, including 21 years at St. Jude Medical and Abbott Laboratories (NYSE: ABT). During his tenure with St. Jude Medical, Mr. Sieckhaus held commercial leadership positions of rising responsibility, including U.S. National Sales Leader, Senior Vice President & General Manager when he led sales and customer relationship management activities in the United States across all cardiovascular product lines. Mr. Sieckhaus's experience in building and leading high-performance teams, in addition to integrating multiple new and novel technologies and introducing them commercially, led to significant revenue growth for St. Jude Medical over his career. Most recently, Mr. Sieckhaus held the position of Vice President – Field Clinical Affairs for Abbott for the United States and CALA, where he created a world-class field clinical and monitoring team to support clinical trials across multiple business units within Abbott's Cardiovascular portfolio. Mr. Sieckhaus holds a Bachelor of Science degree in Biomedical Engineering from Johns Hopkins University.

Family Relationships

There are no family relationships amongst our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2021, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2021, except that, due to an administrative error, Form 4 reports were filed late for each of Kenneth L. Londoner, David Weild I, Patrick J. Gallagher, Donald E. Foley, Samuel E. Navarro, James J. Barry, and Anthony Zook relating to long-term incentive awards made to such directors on December 28, 2021.

Independent Directors

Our board of directors has determined that each of David Weild IV, Patrick J. Gallagher, Donald E. Foley, James J. Barry, Frederick D. Hrkac and James L. Klein is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the Securities and Exchange Commission.

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee is currently comprised of Messrs. Weild, and Gallagher , each of whom our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the NASDAQ Stock Market.  Mr. Weild is the chairman of our audit committee.  In addition, Mr. Weild qualifies as a financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Messrs. Foley and Barry, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market. Mr. Barry is the chairman of our nominating and corporate governance committee.

Compensation Committee

Our compensation committee is currently comprised of Messrs. Foley and Gallagher, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the NASDAQ Stock Market.  Mr. Foley is the chairman of our compensation committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on the Investors section of our website at www.biosig.com.  We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

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

The main principles of our fiscal year 2021 compensation strategy included the following:

●

An emphasis on pay for performance. A significant portion of our executive officers’ total compensation is variable and at risk and tied directly to measurable performance, which aligns the interests of our executives with those of our stockholders;

●

Performance results are linked to Company and individual performance. When looking at performance over the year, we equally weigh individual performance as well as that of the Company as a whole. Target annual compensation is positioned to allow for above-median compensation to be earned through an executive officer’s and the Company’s extraordinary performance; and

●

Equity as a key component to align the interests of our executives with those of our stockholders. Our Compensation Committee continues to believe that keeping executives interests aligned with those of our stockholders is critical to driving toward achievement of long-term goals of both our stockholders and the Company.

Summary Compensation Table

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2021; (ii) our most highly compensated executive officer, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2021, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2021 (collectively our “Named Executive Officers”):

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Kenneth L. Londoner, Chief Executive Officer, Executive Chairman and Director (17)	2021	840,000	(2)	105,000		1,197,000	(3)	119,633	(4)	93,381	(5)	2,355,014
	2020	741,667	(6)	395,000		1,600,000	(7)	356,388	(8)	62,000	(9)	3,155,055
Steven Chaussy, Chief Financial Officer (18)	2021	480,000	(10)	125,000		598,500	(11)	-		6,000	(12)	1,209,500
	2020	418,417	(13)	340,000	(14)	800,000	(15)	-		6,000	(16)	1,564,417

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards or option awards, as applicable, granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Notes 8 and 9 to our financial statements for the fiscal year ended December 31, 2021 in our Annual Report on Form 10-K for the year ended December 31, 2021.

(2)	Represents (i) salary of $665,000 from Company and (ii) salary of $175,000 from ViralClear.
(3)	Represents a common stock award of 300,000 fully vested shares granted on January 5, 2021.
(4)	Represents a stock option granted December 28, 2021 for the purchase of 75,000 shares of common stock, vesting immediately at an exercise price of $2.44 and termination date of December 28, 2031.
(5)	Represents (i) director fees of $80,000, (ii) $12,000 auto allowance in lieu for reimbursement of mileage, (iii) $1,381 personal part of business travel expenses.
(6)	Represents (i) salary of $625,000 from Company and (ii) salary of $116,667 from ViralClear.
(7)

Represents (i) restricted stock unit, granted March 30, 2020, for 160,000 shares of ViralClear common stock, fully vested and (ii) a restricted stock unit, dated March 30, 2020, for 160,000 shares of ViralClear common stock with 80,000 vesting upon filing of Form S-1 for ViralClear and 80,000 vesting upon completion of a spin-off of ViralClear.

(8)	Represents a stock option granted April 14, 2020 for the purchase of 100,000 shares of common stock, vesting immediately at an exercise price of $4.66 and termination date of April 14, 2030.
(9)	Represents (i) director fees of $50,000 and (ii) $12,000 auto allowance in lieu for reimbursement of mileage.
(10)	Represents (i) salary of $380,000 from Company and (ii) salary of $100,000 from ViralClear.
(11)	Represents a common stock award of 150,000 fully vested shares granted on January 5, 2021.
(12)	Represents an auto allowance in lieu of reimbursement for mileage.
(13)	Represents (i) salary of $351,750 from Company and (ii) salary of $66,667 from ViralClear.
(14)	Represents (i) bonus of $290,000 from Company and (ii) bonus of $50,000 from ViralClear.
(15)

Represents a restricted stock unit, dated March 30, 2020, for 160,000 shares of ViralClear common stock with 80,000 vesting upon filing of Form S-1 for ViralClear and 80,000 vesting upon completion of a spin-off of ViralClear.

(16)	Represents an auto allowance in lieu of reimbursement for mileage.
(17)	Mr. Londoner served as our Executive Chairman and Director through the entirety of our last two fiscal years. Mr. Londoner has served as our Chief Executive Officer since July 31, 2017.
(18)	Mr. Chaussy served as our Chief Financial Officer through the entirety of our last two fiscal years. Mr. Chaussy has served as our Chief Financial Officer since January 1, 2018.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Mr. Londoner and Mr. Chaussy are at-will employees and neither have an employment agreement with us. Additionally, we do not have any agreements that would provide for payment to any of Mr. Londoner or Mr. Chaussy following, or in connection with the resignation, retirement, or other termination of either of them, a change of control of us, or a change in either of their responsibilities following a change of control of us.

Mr. Londoner and Mr. Chaussy received additional equity awards during 2020 from ViralClear for their roles as executive officers at ViralClear. For more detailed discussion of such awards, please see under the section titled “Certain Relationships and Related Transactions” in this Form 10K/A.

Kenneth L. Londoner

Mr. Londoner’s salary, bonus and stock awards were determined by the Compensation Committee with consultation from members of the board of directors.

Mr. Londoner also serves as the director of ViralClear, and from September 24, 2019 to April 28, 2020 and again since October 30, 2020, Mr. Londoner serves as the chairman of the board of directors and chief executive officer of ViralClear. Mr. Londoner receives $175,000 annually from ViralClear for his services (which was partially paid in 2020). Mr. Londoner has received and may be granted awards under the ViralClear Plan.

Steve Chaussy

Mr. Chaussy’s salary, bonus and stock awards were determined by the chairman of the board with consultation from members of the board of directors.

Steve Chaussy also serves as the chief financial officer of ViralClear and, commencing on September 24, 2019, receives an annual salary of $100,000 from ViralClear (which was partially paid in 2020). Mr. Chaussy has received and may be granted awards under the ViralClear Plan.

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

Employee Benefits and Perquisites

Along with all other full-time employees, Mr. Londoner and Mr. Chaussy are eligible to participate in our health and welfare plans which are comprised of medical, vision, life, and dental insurance benefits and an FSA plan.

No Tax Gross-Ups

We do not make gross-up payments to cover our executives’ personal income taxes that may pertain to any of the compensation paid by us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2021.

Name	Number of Securities underlying Unexercised Options (#) Exercisable		Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Kenneth	100,000	(1)	-	$4.66	4/14/2030	-	$-	-	$-
Londoner	75,000	(1)	-	$2.44	12/28/2031	-	$-	-	$-

Steven	12,000	(2)	-	$5.23	6/11/2023	-	$-	-	$-
Chaussy

(1) Each of these options vested immediately

(2) Each of these options vested immediately

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2021. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)		All Other Compensation ($) (1)(2)	Total ($)
Donald E. Foley	$65,000	$-	(2)	$119,633	(3)		$184,633
Andrew L. Filler *	$20,000	$-		$-			$20,000
Patrick J Gallagher	$60,000	$-	(4)	$79,756	(5)		$139,756
Jeffrey F O’Donnell, Sr#	$80,000	$62,957	(6)	$-			$142,957
David Weild, IV	$80,000	$-	(7)	$119,633	(8)		$199,633
Samuel E. Navarro⸸	$60,000	$-	(9)	$79,756	(10)		$139,756
Martha Pease*	$15,000	$-		$-			$15,000
James J. Barry PhD	$15,000	$-	(11)	$166,907	(12)		$181,907
Anthony Zook^	$60,000	$-		$79,756	(13)		$139,756
Total:	$455,000	$62,957		$645,441		-	$1,163,398

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of stock or option awards granted during the fiscal year ended December 31, 2021, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.

(2)	As of December 31, 2021, Mr. Foley had no outstanding stock awards of shares of common stock.
(3)

Represents a stock option granted December 28, 2021 for the purchase of 75,000 shares of common stock, vesting immediately at an exercise price of $2.44 share and termination date of December 31, 2031. As of December 31, 2021, Mr. Foley had outstanding options representing the right to purchase of 349,000 shares of common stock.

(4)	As of December 31, 2021, Mr. Gallagher had no outstanding stock awards of shares of common stock.
(5)

Represents a stock option granted December 28, 2021 for the purchase of 50,000 shares of common stock, vesting immediately at an exercise price of $2.44 per share and termination date of December 28, 2031. As of December 31, 2021, Mr. Gallagher had outstanding options representing the right to purchase of 222,211 shares of common stock.

(6)	Represents a common stock award of 16,310 fully vested shares granted on June 23, 2021. Mr. O’Donnell resigned from the Board on June 30, 2021.
(7)	As of December 31, 2021, Mr. Weild had no outstanding stock awards of shares of common stock.
(8)

Represents a stock option granted December 28, 2021 for the purchase of 75,000 shares of common stock, vesting immediately at an exercise price of $2.44 per share and termination date of December 28, 2031. As of December 31, 2021, Mr. Weild had outstanding options representing the right to purchase of 320,372 shares of common stock.

(9)	As of December 31, 2021, Mr. Navarro had no outstanding stock awards of shares of common stock. Effective April 28, 2022, Mr. Navarro resigned from the Board.
(10)

Represents a stock option granted December 28, 2021 for the purchase of 50,000 shares of common stock, vesting immediately at an exercise price of $2.44 per share and termination date of December 28, 2031. As of December 31, 2021, stock. As of December 31, 2021, Mr. Navarro had (i) outstanding options representing the right to purchase of 129,000 shares of common stock and (ii) outstanding 329,000 restricted stock units representing rights to shares of ViralClear common stock.

(11)	As of December 31, 2021, Dr. Barry had no outstanding stock awards of shares of common stock. Effective April 22, 2022, Mr. Zook resigned from the Board.
(12)

Represents (i) a stock option granted October 4, 2021 for the purchase of 50,000 shares of common stock, 50% vesting immediately and 50% vesting September 20, 2022 at an exercise price of $2.89 per share and termination date of October 4, 2031 and (ii) a stock option granted December 28, 2021 for the purchase of 50,000 shares of common stock, vesting immediately at an exercise price of $2.44 per share and termination date of December 28, 2031. As of December 31, 2021, Mr. Barry had outstanding options representing the right to purchase of 100,000 shares of common stock.

(13)

Represents a stock option granted December 28, 2021 for the purchase of 50,000 shares of common stock, vesting immediately at an exercise price of $2.44 per share and termination date of December 28, 2031. As of December 31, 2021, stock. As of December 31, 2021, Mr. Zook had (i) outstanding options representing the right to purchase of 50,000 shares of common stock and (ii) outstanding ViralClear options representing the right to purchase 100,000 shares of ViralClear common stock. Effective April 22, 2022, Mr. Zook resigned from the Board.

* Effective as of June 28, 2021, Mr. Filler and Ms. Pease retired as a director of the Company.

# Effective as of June 30, 2021, Mr. O’Donnell retired as a director of the Company.

^Effective April 22, 2022, Mr. Zook resigned from the Board.

⸸ Effective April 28, 2022, Mr. Navarro resigned from the Board.

On December 21, 2018, the Board had elected Jeffrey F. O’Donnell as lead independent director of the Company for a term of one (1) year, commencing January 1, 2019, or until his replacement is elected. For his services as lead director until he resigned, Mr. O’Donnell received cash compensation of $12,000 per month in 2021 for five months in addition to the compensation paid to Mr. O’Donnell as a member of the Board.

Starting in January 2021, directors of the Company are entitled to receive $15,000 per quarter, or $20,000 for committee chair, to attend board meetings in person and $7,500 per quarter if attended telephonically (although this was waived due to pandemic).

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2021, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,568,484	$4.57	3,048,522
Equity compensation plans not approved by security holders(2)	125,000	$5.00	2,330,750
Total	4,693,484	$4.58	5,379,272

(1) Represents shares available for issuance under the 2012 Plan.

(2) Represents shares available for issuance under the ViralClear Plan.

BioSig Technologies, Inc. 2012 Equity Incentive Plan

On October 19, 2012, our board of directors adopted the BioSig Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. Our stockholders approved the 2012 Plan on October 17, 2012. The 2012 Plan was amended as of September 29, 2013 to, among other things, increase the number of shares of our common stock authorized under the plan. The 2012 Plan was amended seven subsequent times (as of September 29, 2013, October 14, 2014, May 5, 2015, May 22, 2015, November 18, 2016, July 30, 2018, November 18, 2019, June 26, 2020, and June 27, 2021 to increase the number of shares of our common stock authorized under the plan. An aggregate of 14,474,450 shares of common stock are reserved for issuance under the 2012 Plan, and, as of April 29, 2022, there were 1,026,523 shares remaining available for future issuance of awards under the 2012 Plan. As of April 29, 2022, the number of shares issuable upon exercise of outstanding options and underlying restricted stock awards granted under the 2012 Plan are 4,977,984. The Incentive Plan will expire by its terms ten (10) years from the earlier of the date of its adoption by our Board and its approval by our stockholders.

Purpose. The purpose of the 2012 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility; to provide additional incentive to employees, directors, and consultants; and to promote the success of the Company’s business. The 2012 Plan provides for the granting of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock, and restricted stock units, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock, as described in more detail below. The 2012 Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of employees, consultants, and directors to a changing business environment, after giving due consideration to competitive conditions and the impact of tax laws.

Effective Date and Expiration. The 2012 Plan became effective on October 19, 2012, subject to and conditioned upon stockholder approval of the 2012 Plan and will continue in effect for a term of 10 years from the later of (a) the 2012 Plan’s effective date of October 19, 2012, or (b) the earlier of the most recent Board or stockholder approval of an increase in the number of shares reserved for issuance under the 2012 Plan.

Share Authorization. Subject to certain adjustments, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards under the 2012 Plan is currently 14,474,450 shares (which includes 1,500,000 shares of our common stock previously reserved for issuance for awards under the 2011 Plan, but never so issued, or which expired or were terminated, forfeited, or repurchased by the Company), 100% of which may be delivered pursuant to incentive stock options.

Shares to be issued may be made available from authorized but unissued or reacquired shares of our common stock. During the term of the 2012 Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the 2012 Plan. If an award under the 2012 Plan is cancelled, forfeited to or repurchased by the Company; expires (in whole or in part); or is surrendered pursuant to an “Exchange Program” (as defined in the 2012 Plan), the shares subject to such cancelled, forfeited, repurchased, expired, or surrendered award may again be awarded under the 2012 Plan. With respect to stock appreciation rights, only shares of common stock actually issued pursuant to a stock appreciation right will cease to be available under the 2012 Plan, with the remaining shares of common stock subject to the stock appreciation right remaining available for future awards under the 2012 Plan. If shares of common stock are delivered to the Company in full or partial payment of the exercise price of a stock option or the tax withholding obligations related to awards granted under the 2012 Plan, the number of shares available for future awards under the 2012 Plan shall be reduced only by the net number of shares issued upon the exercise of the stock option or settlement of an award. Awards that may be satisfied either by the issuance of common stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2012 Plan only to the extent the award is ultimately satisfied by the issuance of shares.

Administration. The 2012 Plan may be administered by our Board or one or more of its committees as may be designated by the Board to administer the 2012 Plan (the “Administrator”). The Administrator will determine the persons to whom awards are to be made; determine the fair market value, form, type, size, and terms of awards; construe and interpret the 2012 Plan and awards granted thereunder; prescribe, amend, and rescind rules and regulations relating to the 2012 Plan; modify or amend awards; institute and determine the terms and conditions of any Exchange Program; allow participants to satisfy withholding tax obligations in any manner permitted by the terms of the 2012 Plan; authorize any person to execute on behalf of the Company an instrument required to effect the grant of an award; allow a participant to defer the receipt of the payment of cash or the delivery of shares that otherwise would be due to such participant under an award, to the extent permitted under Code Section 409A; and make any other determinations it believes necessary for the administration of the 2012 Plan. Subject to the provisions of the 2012 Plan, the Administrator’s decisions, determinations, and interpretations will be final and binding on all plan participants and any other award holders.

Eligibility. Employees (including any employee who is also a director or an officer), consultants, and non-employee directors of the Company who render services to the Company are eligible to participate in the 2012 Plan. As of April 29, 2021, there were approximately 52 employees, 7 directors, and 11 consultants who would be eligible for awards under the 2012 Plan.

Stock Options. The Administrator may grant either incentive stock options (“ISOs”) qualifying under Code Section 422, or nonstatutory stock options, provided that only employees of the Company and its subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs. Stock options may not be granted with an option price less than 100% of the fair market value of a share of common stock on the date the stock option is granted. If an ISO is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary), the option price shall be at least 110% of the fair market value of a share of common stock on the date of grant. The Administrator will determine the terms of each stock option at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following a termination of employment or service generally are fixed by the Administrator, except that the Administrator may not grant stock options with a term exceeding ten years or, in the case of an ISO granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of the Company (or any parent or subsidiary), a term exceeding five years.

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

Stock Appreciation Rights. The Administrator is authorized to grant stock appreciation rights (“SARs”) as a stand-alone award, or freestanding SARs, or in conjunction with options granted under the 2012 Plan, or tandem SARs. SARs entitle a participant to receive an amount, in cash, shares, or a combination thereof, equal to the excess of the fair market value of a share of common stock on the date of exercise over the fair market value of a share of common stock on the date of grant. The grant price of a SAR cannot be less than 100% of the fair market value of a share of common stock on the date of grant. The Administrator will determine the terms of each SAR at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each SAR, the times at which each SAR will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following a termination of employment or service generally are fixed by the Administrator, except that no freestanding SAR may have a term exceeding ten years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR.

Restricted Stock and Restricted Stock Units. The Administrator is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares of common stock that may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, and that may be forfeited in the event of certain terminations of employment or service prior to the end of the restricted period as specified by the Administrator in the applicable award agreement. Restricted stock units are the right to receive shares of common stock, cash, or a combination thereof at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Administrator, which include a substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Administrator determines the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made; the number of shares or units to be granted; the price to be paid, if any; the time or times within which the shares covered by such grants will be subject to forfeiture; the time or times at which the restrictions will terminate; and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of certain Company-wide, business unit, or individual goals (including, without limitation, continued employment with or service to the Company), or any other basis determined by the Administrator in its discretion.

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

Awards granted under the 2012 Plan generally may not be sold, pledged, assigned, hypothecated, or otherwise transferred in any manner except by will or by the laws of descent and distribution, except that the Administrator may, in its discretion and pursuant to the terms of an award agreement, permit transfers of awards (i) by will, (ii) by the laws of descent and distribution, or (iii) as permitted by Rule 701 of the Securities Act of 1933, as amended.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution (whether in the form of cash, common stock, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of shares of common stock or other securities of the Company, or other change in the corporate structure of the Company affecting shares of common stock occurs, then the Administrator, in order to prevent diminution or enlargement of the benefits or potential benefits intended to be made available under the 2012 Plan, will adjust the number and class of shares of common stock that may be delivered under the 2012 Plan and/or the number, class, and price of shares of common stock covered by each outstanding award. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2012 Plan or any stock option to violate Section 422 or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which the Company is subject.

Amendment or Discontinuance of the 2012 Plan. The Board may at any time and from time to time, without the consent of the participants, alter, amend, revise, suspend, or discontinue the 2012 Plan in whole or in part, except that the Company will obtain stockholder approval of any plan amendment to the extent necessary and desirable to comply with the requirements relating to the administration of equity-based awards under state corporate laws, federal and state securities laws, the Code, any securities exchange, stock market, or quotation system on which our common stock is listed or quoted, and the applicable laws of any foreign country or jurisdiction where awards are, or will be, granted under the 2012 Plan. Any amendments made shall, to the extent deemed necessary or advisable by our Board, be applicable to any outstanding awards theretofore granted under the 2012 Plan, notwithstanding any contrary provisions contained in any award agreement, provided that no amendment, alteration, suspension, or termination of the 2012 Plan will impair the rights of any participant unless mutually agreed to between the participant and the Administrator in a writing signed by both the participant and an authorized representative of the Company. Termination of the 2012 Plan will not affect the Administrator’s ability to exercise its powers granted under the 2012 Plan with respect to awards granted under the 2012 Plan prior to the date of its termination.

ViralClear Pharmaceuticals, Inc. 2019 Equity Incentive Plan

On September 24, 2019, the board of directors (the “ViralClear Board”) of ViralClear approved the ViralClear Plan, subject to stockholder approval, which provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, and restricted stock units to key employees, key contractors, and outside directors of ViralClear, to be granted from time to time as determined by the ViralClear Board or its designee. An aggregate of 4,000,000 shares of the ViralClear common stock are reserved for issuance under the ViralClear Plan. The material features of the ViralClear Plan are described below.

Purpose.  The purpose of the ViralClear Plan is to enable ViralClear to attract and retain the services of key employees, key contractors, and outside directors of ViralClear and its subsidiaries and to provide such persons with a proprietary interest in ViralClear. The ViralClear Plan provides for the granting of incentive stock options, nonqualified stock options, SARs, restricted stock, and restricted stock units, which may be granted singly, in combination, or in tandem; which may be paid in cash, shares of common stock, or a combination of cash and shares of common stock, as described in more detail below; and which will increase the interest of such persons in ViralClear’s welfare, furnish an incentive to such persons to continue their services for ViralClear or its subsidiaries, and provide a means through which ViralClear may attract able persons as employees, contractors, and outside directors.

Effective Date and Expiration.  The ViralClear Plan became effective on September 24, 2019 and will continue in effect for a term of 10 years, unless earlier terminated by the ViralClear Board.

Share Authorization. Subject to certain adjustments, the maximum aggregate number of shares of our common stock that may be delivered pursuant to awards under the ViralClear Plan is currently 4,000,000 shares, 100% of which may be delivered pursuant to incentive stock options.

Shares to be issued may be made available from authorized but unissued common stock, common stock held by ViralClear in its treasury, or common stock purchased by ViralClear on the open market or otherwise. During the term of the ViralClear Plan, ViralClear will at all times reserve and keep available the number of shares of common stock sufficient to satisfy the requirements of the ViralClear Plan. If an award under the ViralClear Plan is forfeited, expires, or is canceled, in whole or in part, then the number of shares of common stock covered by the award or stock option so forfeited, expired, or canceled may again be awarded pursuant to the provisions of the ViralClear Plan. In the event that previously acquired shares of common stock are delivered to ViralClear in full or partial payment of the exercise price for the exercise of a stock option granted under the ViralClear Plan, the number of shares of common stock available for future awards under the ViralClear Plan shall be reduced only by the net number of shares of common stock issued upon the exercise of the stock option. Awards that may be satisfied either by the issuance of shares of common stock or by cash or other consideration shall be counted against the maximum number of shares of common stock that may be issued under the ViralClear Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares of common stock. Awards will not reduce the number of shares of common stock that may be issued pursuant to the ViralClear Plan if the settlement of the award will not require the issuance of shares of common stock, as, for example, a SAR that can be satisfied only by the payment of cash. Notwithstanding any provisions of the ViralClear Plan to the contrary, only shares forfeited back to ViralClear, shares canceled on account of termination, expiration or lapse of an award, shares surrendered in payment of the exercise price of a stock option or shares withheld for payment of applicable employment taxes and/or withholding obligations resulting from the exercise of an option shall again be available for grant of incentive stock options under the ViralClear Plan, but shall not increase the maximum number of shares of common stock that may be delivered pursuant to awards under the ViralClear Plan as the maximum number of shares of common stock that may be delivered pursuant to incentive stock options.

Administration. The ViralClear Plan may be administered by our ViralClear Board or such committee of the ViralClear Board as is designated by it to administer the ViralClear Plan (the “Committee”).  The ViralClear Board or the Committee will determine and designate the persons to whom awards are to be made and set forth the award period, date of grant, terms, provisions, limitations, and performance requirements of awards. The Committee will determine whether an award shall include one type of equity incentive, two or more equity incentives granted in combination, or two or more equity incentives granted in tandem. The ViralClear Board may authorize one or more officers of ViralClear to designate one or more employees as eligible persons to whom nonqualified stock options, incentive stock options, or SARs will be granted under the ViralClear Plan and determine the number of shares of common stock that will be subject to such stock options, incentive stock options, or SARs. The Committee will interpret the ViralClear Plan and award agreements; prescribe, amend, and rescind any rules and regulations, as necessary or appropriate for the administration of the ViralClear Plan; and establish performance goals for an award and certify the action as it deems necessary or advisable in the administration of the ViralClear Plan. The Committee may delegate to officers of ViralClear the authority to perform specified functions under the ViralClear Plan. With respect to restrictions in the ViralClear Plan that are based on the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), the rules of any exchange or inter-dealer quotation system upon which ViralClear’s securities are listed or quoted, or any other applicable law, to the extent that any such restrictions are no longer required by applicable law, the Committee shall have the sole discretion and authority to grant awards that are not subject to such mandated restrictions and/or to waive any such mandated restrictions with respect to outstanding awards. Subject to the provisions of the ViralClear Plan, the ViralClear Board and Committee’s decisions, determinations, and interpretations will be final, binding, and conclusive on all ViralClear Plan participants and any other award holders.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and outside directors of ViralClear whose judgment, initiative, and efforts contributed to, or may be expected to contribute to, the successful performance of ViralClear are eligible to participate in the ViralClear Plan, provided that only employees of a corporation shall be eligible to receive incentive stock options.

Grant of Awards. The grant of an award shall be authorized by the Committee and shall be evidenced by an award agreement setting forth the applicable award being granted; the total number of shares or units to be granted; the price to be paid, if any; the award period; the date of grant; and such other terms, provisions, limitations, and performance objectives, as are approved by the Committee. The Company shall execute an award agreement with a participant after the Committee approves the issuance of an award. Any award granted pursuant to the ViralClear Plan must be granted within 10 years of the date of adoption of the ViralClear Plan by the ViralClear Board. The ViralClear Plan shall be submitted to ViralClear’s stockholders for approval; however, the Committee may grant awards under the ViralClear Plan prior to the time of stockholder approval. Any such award granted prior to such stockholder approval shall be made subject to such stockholder approval. The grant of an award to a participant shall not be deemed either to entitle the participant to, or to disqualify the participant from, receipt of any other award under the ViralClear Plan. If the Committee establishes a purchase price for an award, the participant must accept such award within a period of 30 days (or such shorter period as the Committee may specify) after the date of grant by executing the applicable award agreement and paying such purchase price. Any award under the ViralClear Plan that is settled in whole or in part in cash on a deferred basis may provide for interest equivalents to be credited with respect to such cash payment. Interest equivalents may be compounded and shall be paid upon such terms and conditions as may be specified by the grant.

Stock Options. The Committee may grant either incentive stock options, qualifying under Section 422 of the Code, or nonqualified stock options, provided that only employees of ViralClear are eligible to receive incentive stock options. The option price for any share of common stock which may be purchased under a nonqualified stock option for any share of common stock must be equal to or greater than the fair market value of such share on the date of grant. The option price for any share of common stock which may be purchased under an incentive stock option must be at least equal to the fair market value of such share on the date of grant. If an incentive stock option is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of stock of ViralClear (or any parent or subsidiary), the option price shall be at least 110% of the fair market value of our common stock on the date of grant. No dividends may be paid or granted with respect to any stock option. No stock option shall be granted with a term of greater than 10 years from its date of grant; however, if an employee owns or is deemed to own more than 10% of the combined voting power of all classes of stock of ViralClear (or any parent or subsidiary), and an incentive stock option is granted to such employee, the term of such incentive stock option shall be no more than five years from the date of grant. The Committee may not grant incentive stock options under the ViralClear Plan to any employee that would permit the aggregate fair market value (determined on the date of grant) of the common stock with respect to which incentive stock options (under the ViralClear Plan and any other plan of ViralClear and its subsidiaries) are exercisable for the first time by such employee during any calendar year to exceed $100,000. To the extent any stock option granted under the ViralClear Plan that is designated as an incentive stock option exceeds this limit or otherwise fails to qualify as an incentive stock option, such stock option (or any such portion thereof) shall be a nonqualified stock option. In such case, the Committee shall designate which stock will be treated as incentive stock option stock by causing the issuance of a separate stock certificate and identifying such stock as incentive stock option stock on ViralClear’s stock transfer records.

If a stock option is exercisable prior to the time it is vested, the common stock obtained on the exercise of the stock option shall be restricted stock that is subject to the applicable provisions of the ViralClear Plan and the award agreement. If the Committee imposes conditions upon exercise, then subsequent to the date of grant, the Committee may, in its sole discretion, accelerate the date on which all or any portion of the stock option may be exercised. No stock option may be exercised for a fractional share of common stock. The granting of a stock option shall impose no obligation upon the participant to exercise that stock option. The Committee will determine the manner in which recipients of stock options may pay the option exercise price, which may include payment by cash or check, bank draft, or money order payable to the order of ViralClear; by delivery of common stock owned by the participant on the exercise date, valued at its fair market value on the exercise date, and which the participant has not acquired from ViralClear within six months prior to the exercise date; by delivery (including by FAX or electronic transmission) to ViralClear or its designated agent of an executed irrevocable option exercise form (or, to the extent permitted by ViralClear, exercise instructions, which may be communicated in writing, telephonically, or electronically) together with irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to ViralClear, to sell certain of the shares of common stock purchased upon exercise of the stock option or to pledge such shares as collateral for a loan and promptly deliver to ViralClear the amount of sale or loan proceeds necessary to pay such purchase price; by requesting ViralClear to withhold the number of shares otherwise deliverable upon exercise of the stock option by the number of shares of Common Stock having an aggregate fair market value equal to the aggregate option price at the time of exercise (i.e., a cashless net exercise); and/or in any other form of valid consideration that is acceptable to the Committee in its sole discretion.

Stock Appreciation Rights. The Committee may grant SARs to any participant, either as a separate award or in connection with a stock option, and impose terms and conditions on such SARs. A SAR may be exercised by the delivery (including by FAX) of written notice to the Committee setting forth the number of shares of common stock with respect to which the SAR is to be exercised and the exercise date, which shall be at least three days after giving such notice, unless an earlier time shall have been mutually agreed upon. The grant of the SAR may provide that the holder may be paid for the value of the SAR either in cash, in shares of common stock, or a combination thereof. In the event of the exercise of a SAR payable in shares of common stock, the holder of the SAR shall receive that number of whole shares of common stock having an aggregate fair market value on the date of exercise equal to the value obtained by multiplying the difference between the fair market value of a share of common stock on the date of exercise over the SAR price as set forth in such SAR (or other value specified in the agreement granting the SAR), by the number of shares of common stock as to which the SAR is being exercised, with a cash settlement to be made for any fractional shares of common stock. The SAR price for any share of common stock subject to a SAR may be equal to or greater than the fair market value of such share on the date of grant. The Committee, in its sole discretion, may place a ceiling on the amount payable upon exercise of a SAR, but any such limitation shall be specified at the time the SAR is granted.

Restricted Stock. Restricted stock consists of shares of our common stock that may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated and that may be forfeited in the event of certain terminations of employment or service prior to the end of a restricted period, as specified by the Committee in the applicable award agreement.  The Committee may, in its sole discretion, remove any or all of the restrictions on such restricted stock. The Committee will set forth in the award agreement: the number of shares of common stock awarded; the price, if any, to be paid by the participant for such restricted stock and the method of payment of the price; the time or times within which such award may be subject to forfeiture; specified performance goals of ViralClear, a subsidiary, any division thereof or any group of employees of ViralClear, or other criteria, which the Committee determines must be met in order to remove any restrictions (including vesting) on such award; and all other terms, limitations, restrictions, and conditions applicable to the restricted stock.

Restricted Stock Units. Restricted stock units are the right to receive shares of common stock, cash, or a combination thereof at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Committee, which include a substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. Restricted stock units shall be subject to such restrictions as the Committee determines, including, without limitation, a prohibition against sale, assignment, transfer, pledge, hypothecation, or other encumbrance for a specified period of time or a requirement that the holder forfeit (or in the case of shares of common stock or units sold to the participant, resell to ViralClear at cost) such shares or units in the event of termination of employment or service during the applicable period of restriction.

Vesting, Forfeiture, Assignment. The Committee, in its sole discretion, may determine that an award will be immediately vested, in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the ViralClear Plan. If the Committee imposes conditions upon vesting, then, except as otherwise provided below, subsequent to the date of grant, the Committee may, in its sole discretion, accelerate the date on which all or any portion of the award may be vested.

The Committee may impose on any award, at the time of grant or thereafter, such additional terms and conditions as the Committee determines. Except as otherwise provided in the particular award agreement, upon termination of service during the applicable restriction period, nonvested shares of restricted stock shall be forfeited by the participant.

Incentive stock options may not be transferred, assigned, pledged, hypothecated, or otherwise conveyed or encumbered other than by will or the laws of descent and distribution and may be exercised during the lifetime of the participant only by the participant or the participant’s legally authorized representative, and each award agreement in respect of an incentive stock option shall so provide, except that the Committee may waive or modify such limitation that is not required for compliance with Section 422 of the Code. Other awards granted under the ViralClear Plan generally may not be transferred, assigned, pledged, hypothecated or otherwise conveyed or encumbered other than by will or the laws of descent and distribution. Notwithstanding the foregoing, the Committee may, in its discretion, authorize all or a portion of a nonqualified stock option or SAR to be granted to a participant on terms which permit transfer by such participant to the spouse (or former spouse), children, or grandchildren of the participant (“Immediate Family Members”); a trust or trusts for the exclusive benefit of such Immediate Family Members; a partnership in which the only partners are such Immediate Family Members and/or entities which are controlled by the participant and/or Immediate Family Members; an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that there shall be no consideration for any such transfer; the award agreement pursuant to which such nonqualified stock option or SAR is granted must be approved by the Committee and must expressly provide for transferability in a manner consistent with the ViralClear Plan; and subsequent transfers of transferred nonqualified stock options or SARs shall be prohibited except those by will or the laws of descent and distribution. Following any transfer, any such nonqualified stock option and SAR shall continue to be subject to the same terms and conditions as were applicable to such award immediately prior to transfer. The events of termination of service shall continue to be applied with respect to the original participant, following which the nonqualified stock options and SARs shall be exercisable or convertible by the transferee only to the extent and for the periods specified in the applicable award agreement. The Committee and ViralClear shall have no obligation to inform any transferee of a nonqualified stock option or SAR of any expiration, termination, lapse, or acceleration of such stock option or SAR. The Company shall have no obligation to register with any federal or state securities commission or agency any common stock issuable or issued under a nonqualified stock option or SAR that has been transferred by a participant under the ViralClear Plan.

Capital Adjustments. In the event that any dividend or other distribution (whether in the form of cash, common stock, other securities, or other property), recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of common stock or other securities of ViralClear, issuance of warrants or other rights to purchase common stock or other securities of ViralClear, or other similar corporate transaction or event affects the fair value of an award, then the Committee shall adjust any or all of the following so that the fair market value of the award immediately after the transaction or event is equal to the fair market value of the award immediately prior to the transaction or event: the number of shares and type of common stock (or the securities or property) which thereafter may be made the subject of awards; the number of shares and type of common stock (or other securities or property) subject to outstanding awards; the number of shares and type of common stock (or other securities or property) specified as the annual per-participant limitation; the option price of each outstanding award; the amount, if any, ViralClear pays for forfeited shares of common stock; and the number of or SAR price of shares of common stock then subject to outstanding SARs previously granted and unexercised under the ViralClear Plan, to the end that the same proportion of ViralClear’s issued and outstanding shares of common stock in each instance shall remain subject to exercise at the same aggregate SAR price; provided, however, that the number of shares of common stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the ViralClear Plan or any stock option to violate Section 422 of the Code or Section 409A of the Code, and such adjustments shall be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which ViralClear is subject.

Amendment or Discontinuance of the ViralClear Plan. The ViralClear Board may at any time and from time to time, without the consent of participants, alter, amend, revise, suspend, or discontinue the ViralClear Plan in whole or in part, except that we will obtain stockholder approval of any ViralClear Plan amendment to the extent necessary and desirable to comply with the requirements relating to the administration of equity-based awards under U.S. state corporate laws, U.S. federal and state securities laws, the Code, any stock exchange or quotation system on which our common stock is listed or quoted, and the applicable laws of any foreign country or jurisdiction where awards are, or will be, granted under the ViralClear Plan. Any amendments made shall, to the extent deemed necessary or advisable by the Committee, be applicable to any outstanding awards theretofore granted under the ViralClear Plan, notwithstanding any contrary provisions contained in any award agreement. In the event of any such amendment to the ViralClear Plan, the holder of any award outstanding under the ViralClear Plan shall, upon request of the Committee and as a condition to the exercisability thereof, execute a conforming amendment in the form prescribed by the Committee to any award agreement relating thereto. Notwithstanding anything contained in the ViralClear Plan to the contrary, unless required by law, no action contemplated or permitted by the ViralClear Board or Committee for the alteration, amendment, revision, suspension, or termination of the ViralClear Plan shall adversely affect any rights of participants or obligations of ViralClear to participants with respect to any award theretofore granted under the ViralClear Plan without the consent of the affected participant.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth information regarding the beneficial ownership of our voting securities as of April 29, 2022 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our named directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc, 55 Greens Farms Road, 1st Floor, Westport, Connecticut 06880. Percentage of common stock ownership is based on 39,561,559 shares of common stock issued and outstanding as of April 29, 2022. Percentage of Series C Preferred Stock ownership is based on 105 shares of Series C Preferred Stock issued and outstanding as of April 29, 2022.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of April 29, 2022 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned (1)		Percentage Class (1) (2)	Number of Shares of Series C Preferred Stock Beneficially Owned	Percentage Class (11)	Total Voting Power
Directors and Named Executive Officers
Kenneth L. Londoner	3,435,568	(3)	8.65%	—	—	8.65%
Patrick J. Gallagher	247,503	(4)	*	—	—	*
Steve Chaussy	1,044,128	(5)	2.64%	—	—	2.64%
David Weild IV	415,372	(6)	1.04%	—	—	1.04%
Donald E. Foley	401,000	(7)	1.01%	—	—	1.01%
James Barry	75,000	(8)	*	—	—	*
Frederick D. Hrkac	25,000	(9)	*	—	—	*
James L. Klein	25,000	(10)	*	—	—	*
All directors and executive officers as a group of ten persons	5,643,571		14.0%	—	—	14.0%
Series C Holders
Ray Weber	88,347	(12)	*	45	42.86%	*
INTL FCStone Financial Inc C/F Raymond E Weber IRA	69,063	(13)	*	35	33.33%	*
Martin F. Sauer	49,330	(14)		25	23.81%	*

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 29, 2022, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 39,561,559 shares of common stock outstanding as of April 29, 2022.
(3)

Comprised of (i) 2,079,244 shares of common stock directly held by Mr. Londoner, (ii) 1,181,324 shares of common stock held by Endicott Management Partners, LLC, an entity for which Mr. Londoner is deemed the beneficial owner, (iii) options to purchase 175,000 shares of common stock that are currently exercisable. Mr. Londoner has sole voting and dispositive power over the securities held for the account of Endicott Management Partners, LLC.

(4)	Comprised of (i) 155,500 shares of common stock and (ii) options to purchase 129,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 29, 2022.
(5)

Comprised of (i) 45,494 shares of common stock directly held by Mr. Gallagher, (ii) 2,400 shares of common stock held by Amy E Gallagher Educational Trust for which Mr. Gallagher is deemed the beneficial owner with sole voting and dispositive power over the securities held by the trust, (iii) 2,400 shares of common stock held by Hans Gallagher Educational Trust for which Mr. Gallagher is deemed the beneficial owner with sole voting and dispositive power over the securities held by the trust, and (iv) options to purchase 197,209 shares of common stock that are currently exercisable or exercisable within 60 days of April 29, 2022.

(6)	Comprised of (i) 1,031,696 shares of common stock and (ii) options to purchase 12,000 shares of common stock that are currently exercisable.
(7)	Comprised of (i) 20,000 shares of common stock and (ii) options to purchase 395,372 shares of common stock that is currently exercisable.
(8)	Comprised of (i) 127,000 shares of common stock and (ii) options to purchase 274,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 29, 2022.
(9)	Comprised of options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of April 29, 2022.
(10)	Comprised of options to purchase shares of common stock that are currently exercisable or exercisable within 60 days of April 29, 2022.
(11)	These percentages have been calculated based on 105 shares of Series C Preferred Stock outstanding as of April 29, 2022.
(12)

Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 29, 2022. Ray Weber may also be deemed beneficial owner of shares held by INTL FCStone Financial Inc C/F Raymond E Weber IRA. Mr. Weber’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(13)

Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 29, 2022. This stockholder’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(14)

Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 29, 2022. This stockholder’s address is 1028 Steeplechase Dr. Lancaster, PA 17601.

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

On November 1, 2017, in connection with Mr. Filler joining our Board, we entered into a Master Services Agreement (the “Agreement”) with 3LP Advisors LLC (d/b/a Sherpa Technology Group) (“Sherpa”) and an initial statement of work (the “SOW”), pursuant to which Sherpa will develop, execute and expand our intellectual property strategy over the course of the next approximately 18 months by evaluating the business and technology landscape in which the Company operates, and charting and executing a strategy of patent filing and licensing.

In connection with the SOW, the Company paid Sherpa a fee of (i) $200,000 in cash, of which $25,000 was paid on January 1, 2018, and the remainder was paid in the first quarter of 2018 upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 shares of the Company’s common stock at an exercise of $3.625 per share of common stock, of which 60,000 options vested immediately and 60,000 options vested at completion of performance-related conditions (subsequently, conditions met). The SOW has been subsequently extended through 2021 at a monthly rate of $15,000 per month. Mr. Filler is the general counsel and partner of Sherpa. During the years ended December 31, 2021 and 2020, the Company paid $180,000 and $266,863 as patent costs, consulting fees and expense reimbursements. As of December 31, 2021, and 2020, there was an unpaid balance of $15,000 and $15,000, respectively. As of June 28, 2021, Mr. Filler resigned from our Board.

On June 28, 2021, in connection with the departure of two board members, Ms. Pease and Mr. Filler, the Company extended for up to two years 125,000 and 50,000 previously granted options that would normally expire 90 days after leaving service.

On June 30, 2021, in connection with the resignation of Mr. O’Donnell, a board member, the Company entered into a one-year consulting contract and extended for up to two years from end of contract service: 240,000 previously granted Company options, 25,000 previously granted ViralClear options and 329,000 previously issued ViralClear restricted stock units; all of which would normally expire 90 days after leaving service. In addition, the Company accelerated to fully vested previously issued restricted stock units and issued 50,000 shares of the Company’s common stock in settlement.

Independent Directors

Our board of directors has determined that each of David Weild IV, Patrick J. Gallagher, Donald E. Foley, James J. Barry, and Frederick D. Hrkac is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC.  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firms

The following is a summary of the fees billed to us by Friedman LLP and Liggett & Webb, P.A. for professional services rendered in the years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$132,350	$147,206
Audit-Related Fees	25,200	78,250
Tax Fees	21,750	10,750
All Other Fees	-	85,000
Total Fees	$179,300	$321,206

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees. This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by Friedman LLP or Liggett & Webb, P.A., other than the services reported in the categories above.

Pre-Approval Policies and Procedures

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

The exhibits listed in the Original Filing are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amendment No.1 are provided below

Exhibit No.	Description
31.03	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.04	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: May 2, 2022	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: May 2, 2022	By:	/s/ STEVEN CHAUSSY
Steven Chaussy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)