Form 10-Q
period 2022-03-31
BioSig Technologies, Inc.
filed 2022-05-16
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 39,611,559 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$8,665	$11,659
Inventory	2,026	1,881
Prepaid expenses and vendor deposits	311	354
Total current assets	11,002	13,894

Property and equipment, net	656	652

Right-to-use assets, net	519	604

Other assets:
Patents, net	322	326
Trademarks	1	1
Deposits	42	42

Total assets	$12,542	$15,519

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $100 and $86 to related parties as of March 31, 2022 and December 31, 2021, respectively	$2,344	$2,179
Deferred revenue, short term	29	32
Dividends payable	84	82
Lease liability, short term	252	283
Total current liabilities	2,709	2,576

Deferred revenue, long term	-	5
Lease liability, long term	318	373
Total long-term liabilities	318	378

Total liabilities	3,027	2,954

Commitments and contingencies (Note 10)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of March 31, 2022 and December 31, 2021	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 39,559,059 and 35,567,180 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	39	36
Additional paid in capital	206,240	201,127
Accumulated deficit	(196,885)	(188,922)
Total stockholders' equity attributable to BioSig Technologies, Inc.	9,394	12,241
Non-controlling interest	16	219
Total equity	9,410	12,460

Total liabilities and equity	$12,542	$15,519

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended March 31,
	2022	2021
Revenue:
Product sales	$-	$115
Service	8	3
Total revenue	8	118

Cost of goods sold	-	99

Gross profit	8	19

Operating expenses:
Research and development	1,617	1,266
General and administrative	6,401	7,271
Depreciation and amortization	55	42
Total operating expenses	8,073	8,579

Loss from operations	(8,065)	(8,560)

Other income (expense):
Interest income, net	-	1

Loss before income taxes	(8,065)	(8,559)

Income taxes (benefit)	-	-

Net loss	(8,065)	(8,559)

Non-controlling interest	102	240

Net loss attributable to BioSig Technologies, Inc.	(7,963)	(8,319)

Preferred stock dividend	(2)	(2)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,965)	$(8,321)

Net loss per common share, basic and diluted	$(0.22)	$(0.26)

Weighted average number of common shares outstanding, basic and diluted	35,997,298	31,584,142

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2022
(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	35,567,180	$36	$201,127	$(188,922)	$219	$12,460
Common stock issued for services	1,312,500	1	1,600	-	-	1,601
Change in fair value of modified options	-	-	15	-	-	15
Sale of common stock and warrants, net transactional costs of $3	2,613,130	2	3,000	-	-	3,002
Stock based compensation	66,249	*	500	-	(101)	399
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,963)	(102)	(8,065)
Balance, March 31, 2022 (unaudited)	39,559,059	$39	$206,240	$(196,885)	$16	$9,410

*- less than $1

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

*- less than $1

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,065)	$(8,559)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	55	42
Non-cash lease expense	85	111
Equity based compensation	2,000	2,519
Change in fair value of modified options	15	-
Changes in operating assets and liabilities:
Inventory	(145)	118
Prepaid expenses and other	43	96
Deferred revenue	(8)	61
Accounts payable and accrued expenses	165	(1,263)
Operating lease liabilities	(86)	(116)
Net cash used in operating activities	(5,941)	(6,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55)	(130)
Net cash used in investing activity	(55)	(130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	3,002	-
Proceeds from sale of common stock under an At-the-market offering, net of issuance costs	-	1,300
Proceeds from exercise of options	-	28
Net cash provided by financing activities	3,002	1,328

Net decrease in cash and cash equivalents	(2,994)	(5,793)

Cash, beginning of the period	11,659	28,268
Cash, end of the period	$8,665	$22,475

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Dividend payable on preferred stock charged to additional paid in capital	$2	$2
Record right-to-use assets and related lease liability	$-	$218

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

As of March 31, 2022, the Company had a majority interest in ViralClear of 68.44%.

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

The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 31, 2022.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2022, the Company had cash of $8.7 million and working capital of $8.3 million. During the three months ended March 31, 2022, the Company used net cash in operating activities of $5.9 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from sale of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

Accordingly, the accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed consolidated financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the recoverability and useful lives of long-lived assets, stock-based compensation and the valuation allowance related to deferred tax assets. Actual results may differ from these estimates.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

A reconciliation of contract liabilities with customers for the three months ended March 31, 2022 and 2021, are presented below:

Three months ended March 31, 2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at March 31, 2022 (000’s)
Product revenue	$-	$-	$-	$-
Service revenue	37	-	(8)	29
Total	$37	$-	$(8)	$29

Three months ended March 31, 2021:

	Balance at December 31, 2020 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at March 31, 2021 (000’s)
Product revenue	$-	$115	$(115)	$-
Service revenue	-	65	(3)	62
Total	$-	$180	$(118)	$62

The table below summarizes our deferred revenue as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (000’s)	December 31, 2021 (000’s)
Deferred revenue-current	$29	$32
Deferred revenue-noncurrent	-	5
Total deferred revenue	$29	$37

The Company had one customer which accounted for approximately 100% of their revenue in the three months ended March 31, 2022 and 2021.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP system for the three months ended March 31, 2022 and 2021.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Cost of Goods Sold

Cost of goods sold consists primarily of the delivered cost of our medical device(s) sold.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at March 31, 2022 and December 31, 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the three months ended March 31, 2022 and 2021, bad debt expense totaled $0.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At March 31, 2022 and December 31, 2021, deposits in excess of FDIC limits were $8.2 million and $11.2 million, respectively.

Inventory

The inventory is comprised of raw materials and finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory at March 31, 2022 and December 31, 2021, inventory was comprised of the following:

	March 31, 2022 (000’s)	December 31, 2021 (000’s)
Raw materials	$176	$-
Finished goods	1,850	1,881
Total inventory	$2,026	$1,881

Prepaid Expenses and Vendor Deposits

Prepaid expenses and vendor deposits are comprised of prepaid insurance, operating expenses and other prepayments.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three months ended March 31, 2022 and 2021.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.6 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

The computation of basic and diluted loss per share as of March 31, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2022	March 31, 2021
Series C convertible preferred stock	162,634	47,659
Options to purchase common stock	4,869,484	3,780,037
Warrants to purchase common stock	3,432,040	1,436,200
Restricted stock units to acquire common stock	82,500	346,000
Totals	8,546,658	5,609,896

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended March 31, 2022 and 2021, the Company recorded amortization of $4,751 and $4,751 to current period operations, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the unaudited condensed consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear is 68.44% and the non-controlling stockholders’ interest is 31.56% as of March 31, 2022. This is reflected in the unaudited condensed consolidated statements of changes in equity.

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amended the effective date of the original pronouncement for smaller reporting companies. ASC 2016-13 and its amendments will be effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies. The Company did not have a significant impact upon adoption of this new standard on its unaudited condensed consolidated financial statements and related disclosures.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022 (000’s)	December 31, 2021 (000’s)
Computer equipment	$388	$383
Furniture and fixtures	88	88
Manufacturing equipment	302	286
Testing/Demo equipment	178	145
Leasehold improvements	79	79
Total	1,035	981
Less accumulated depreciation	(379)	(329)
Property and equipment, net	$656	$652

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Depreciation expense was $50,082 and $36,834 for three months ended March 31, 2022 and 2021, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of March 31, 2022 and December 31, 2021, the Company had outstanding five leases with aggregate payments of $32,143 per month, expiring through December 31, 2024.

Right to use assets is summarized below:

	March 31, 2022 (000’s)	December 31, 2021 (000’s)
Right to use asset	$803	$803
Less accumulated amortization	(284)	(199)
Right to use assets, net	$519	$604

During the three months ended March 31, 2022 and 2021, the Company recorded $107,734 and $118,601 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	March 31, 2022 (000’s)	December 31, 2021 (000’s)
Total lease liability	$570	$656
Less: short term portion	(252)	(283)
Long term portion	$318	$373

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2022	$207
Year ended December 31, 2023	221
Year ended December 31, 2024	191
Total	619
Less: Present value discount	(49)
Lease liability	$570

Lease expense for the three months ended March 31, 2022 and 2021 was comprised of the following:

	March 31, 2022 (000’s)	March 31, 2021 (000’s)
Operating lease expense	$85	$111
Short-term lease expense	9	7
Variable lease expense	14	1
Total	$108	$119

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022 (000’s)	December 31, 2021 (000’s)
Accrued accounting and legal	$295	$204
Accrued reimbursements and travel	53	56
Accrued consulting	163	264
Accrued research and development expenses	248	367
Accrued product purchases	-	1
Accrued marketing	112	38
Accrued office and other	213	84
Accrued payroll	947	552
Accrued settlement related to arbitration	313	613
	$2,344	$2,179

NOTE 7 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2022 and December 31, 2021, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of March 31, 2022 and December 31, 2021, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Common stock

BioSig Technologies, Inc.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2022 and December 31, 2021, the Company had 39,559,059 and 35,567,180 shares issued and outstanding, respectively.

During the three months ended March 31, 2022, the Company issued 1,312,500 shares of common stock for services at a fair value of $1,601,275.

During the three months ended March 31, 2022, the Company issued an aggregate of 66,249 shares of its common stock for vested restricted stock units.

Sale of common stock

On March 21, 2022, the Company entered into a securities purchase agreement with several institutional and accredited investors, pursuant to which the Company sold in a registered direct offering an aggregate of 2,613,130 shares of the Company’s common stock, at an offering price of $1.15 per share and warrants to purchase up to 2,613,130 shares of common stock at an exercise price of $1.40 per share, that are exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, for gross proceeds of approximately $3.0 million, net of expenses of approximately $3,000.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 8 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,612,523 shares remaining available for future issuance of awards under the terms of the Plan as of March 31, 2022.

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

During the three months ended March 31, 2022, the Company granted an aggregate of 736,000 options to officers, directors and key consultants.

The following table presents information related to stock options at March 31, 2022:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 2.00	736,000	9.9	75,000
2.00-2.99	1,000,375	9.4	549,375
3.00-3.99	587,466	4.1	387,466
4.00-4.99	1,547,916	6.2	1,136,573
5.00-5.99	156,132	6.9	124,046
6.00-6.99	461,542	5.0	389,515
7.00-7.99	186,720	6.6	176,721
Over 8.00	193,333	7.6	168,461
	4,869,484	7.2	3,007,157

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	4,568,484	$4.57	6.9	$-
Grants	736,000	$1.47	10.0	$-
Forfeited/expired	(435,000)	$5.36
Outstanding at March 31, 2022	4,869,484	$4.03	7.2	$-
Exercisable at March 31, 2022	3,007,157	$4.68	6.4	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $1.15 as of March 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

On February 7, 2022, the Company granted 150,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $1.72 per share for a term of ten years with 75,000 vesting immediately and 75,000 vesting upon achieving certain performance conditions.

On February 7, 2022, the Company granted an aggregate of 100,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $1.72 per share for a term of ten years with vesting on the quarterly for one year.

On February 17, 2022, the Company granted an aggregate of 66,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $1.58 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning February 17, 2023 for two years.

On March 15, 2022, the Company granted an aggregate of 70,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $1.28 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning March 15, 2023 for two years.

On March 30, 2022, the Company granted 350,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $1.30 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning March 30, 2023 for two years.

The following assumptions were used in determining the fair value of options during the three months ended March 31, 2022:

Risk-free interest rate	1.17% - 2.43%
Dividend yield	0%
Stock price volatility	83.83% to 92.93%
Expected life	6 to 10 years
Weighted average grant date fair value	$1.06

On March 16, 2022, in connection with the termination of a Company executive, the Company extended the life of 100,000 previously issued options from the contractual 90 days from termination of service to the earlier of the initial life or March 16, 2024. The change in estimated fair value of the modified options of $15,181 was charged to current period operations.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

The following assumptions were used in determining the change in fair value of the modified options at March 16, 2022:

Risk-free interest rate	0.44% - 1.95%
Dividend yield	0%
Stock price volatility	83.86%
Expected life	0.25 – 2 years

The fair value of all options vesting during the three months ended March 31, 2022 and 2021 of $649,992 and $576,885, respectively, was charged to current period operations. Unrecognized compensation expense of $3,183,159 at March 31, 2022 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at March 31, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.40	2,613,130	September 2025
$4.80	250,000	February 2025 to July 2026
$6.16	568,910	November 2027
	3,432,040

On March 21, 2022, the Company issued warrants to purchase 2,613,130 shares of its common stock at $1.40 per share, that are exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance in connection with the sale of the Company’s common stock.

A summary of the warrant activity for the three months ended March 31, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	818,910	$5.74	5.3	$-
Issued	2,613,130	$1.40	3.5	-
Outstanding at March 31, 2022	3,432,040	$2.44	3.8	$-

Vested and expected to vest at March 31, 2022	3,432,040	$2.44	3.8	$-
Exercisable at March 31, 2022	818,910	$5.74	5.0	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $1.15 of March 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Restricted Stock Units

The following table summarizes the restricted stock activity for the three months ended March 31, 2022:

Restricted shares issued as of December 31, 2021	141,250
Granted	37,500
Vested and issued	(66,249)
Forfeited	(30,001)
Vested restricted shares as of March 31, 2022	-
Unvested restricted shares as of March 31, 2022	82,500

On March 18, 2022, the Company granted an aggregate of 37,500 restricted stock units for services with 12,500 vesting upon achievement of certain performance conditions and 25,000 vesting quarterly for one year.

Stock based compensation expense related to restricted stock grants was $69,754 and $99,120 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the stock-based compensation relating to restricted stock of $197,050 remains unamortized.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,390,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

ViralClear Options

The following table presents information related to stock options at March 31, 2022:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	125,000	6.9	91,664

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

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

The fair value of all options vesting during the three months ended March 31, 2022 and 2021 of $36,520 and $36,521, respectively, was charged to current period operations. Unrecognized compensation expense of $146,082 at March 31, 2022 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at March 31, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the three months ended March 31, 2022:

Restricted shares outstanding at December 31, 2021:	1,318,679
Forfeited	(80,000)
Total restricted shares outstanding at March 31, 2022:	1,238,679

Comprised of:
Vested restricted shares as of March 31, 2022	678,679
Unvested restricted shares as of March 31, 2022	560,000
Total	1,238,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $(356,396) and $29,151 for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the stock-based compensation relating to restricted stock of $142,443 remains unamortized.

NOTE 9 – NON-CONTROLLING INTEREST

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

As of March 31, 2022 and December 31, 2021, the Company had a majority interest in ViralClear of 68.44%.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net profit attributable to the non-controlling interest for the three months ended March 31, 2022 (000’s):

Net loss	$(322)
Average Non-controlling interest percentage of profit/losses	31.6%
Net income attributable to the non-controlling interest	$(102)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2021 (000’s):

Net loss	$(805)
Average Non-controlling interest percentage of profit/losses	29.8%
Net loss attributable to the non-controlling interest	$(240)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2022 (000’s):

Balance, December 31, 2021	219
Allocation of equity to non-controlling interest due to equity-based compensation issued	(101)
Net loss attributable to non-controlling interest	(102)
Balance, March 31, 2022	$16

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Licensing agreements

Master Services Agreement

On January 1, 2022, the Company entered into a master services agreement with Access Strategy Partners Incorporated (“ASPI”) whereby ASPI will provide commercial executives assigned with specific customer targets and develop sales and marketing plans that are mutually agreed to between ASPI and the Company and assist in their execution. The agreement expires two years from the effective date, with an addition one year extension option.

The Company is obligated to pay ASPI: i) a monthly service fee of $40,000 and ii) 10% commission on all New Account revenue, as defined, on a quarterly basis.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year.

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

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three months ended March 31, 2022 and 2021, the Company charged operations $67,640 and $71,465, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of March 31, 2022, the Company had aggregate purchase commitments of approximately $2,697,021 for future services or products, some of which are subject to modification or cancellations.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On September 23, 2021, the Company entered into a settlement agreement with Aurigene for a sum of $1,000,000 payable in three installments of $400,000, $300,000, and $300,000 on September 30, 2021, December 31, 2021 and March 31, 2022, respectively, with no admission or concession by either party. The remaining $300,000 was accrued as of March 31, 2022.

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 11 – SEGMENT REPORTING

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

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2022 (000’s)	Three Months Ended March 31, 2021 (000’s)
Revenues (from external customers)
BioSig	$8	$118
ViralClear	-	-
NeuroClear	-	-
	$8	$118

Operating Expenses
BioSig	$7,749	$7,774
ViralClear	322	805
NeuroClear	2	-
	$8,073	$8,579

Loss from operations
BioSig	$(7,741)	$(7,754)
ViralClear	(322)	(805)
NeuroClear	(2)	-
	$(8,065)	$(8,559)

	March 31, 2022	December 31, 2021
Total Assets
BioSig	$11,951	$13,595
ViralClear	591	1,924
NeuroClear	-	-
	$12,542	$15,519

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(unaudited)

NOTE 12 – RELATED PARTY TRANSACTIONS

Accrued expenses related primarily to travel reimbursements, director fees and accrued compensation due related parties as of March 31, 2022 and December 31, 2021 was $100,000 and $86,208, respectively.

During the three months ended March 31, 2022 and 2021, the Company’s Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

NOTE 13 – SUBSEQUENT EVENTS

Equity transactions:

On April 7, 2022, the Company issued 2,500 shares of its common stock for vested restricted stock units.

On April 13, 2022, BioSig granted an aggregate of 444,000 options to purchase shares of its common stock to employees. The options are exercisable at $1.14 per share for ten years with one-third vesting on the first anniversary of the date of grant, and the remaining two-thirds vesting in substantially equal quarterly installments over the following two years.

On April 1, 2022, ViralClear issued 196,778 shares of its common stock to BioSig as payment for accumulated accrued liabilities due BioSig in the amount of $944,635.

On May 6, 2022, the Company issued a 100,000 restricted stock unit to a consultant for services rendered with 50,000 shares vesting immediately and 50,000 shares vesting on the one-year anniversary of the date of grant valued at $81,000. The vested shares of 50,000 were issued on May 9, 2022.

On May 12, 2022, the Company granted 50,000 options to purchase shares of its common stock to a board member. The options are exercisable at $.82 per share for ten years with one-half vesting immediately and one-half vesting on the one year anniversary of the acceptance of the offer to serve as a member of the board on April 22, 2023.

Operating leases:

On April 4, 2022, the Company entered into a Seventh Amendment to the Office Lease at 12424 Wilshire Blvd in Los Angeles dated August 9, 2011 – it is the Fifth Extended Term with respect to Suite 745 and the Expansion Term with respect to Suite 740 which is from July 1, 2022 until July 31, 2025 with a fixed monthly rent beginning at $14,124 and escalating yearly to $15,130 in the final year. The security deposit remains unchanged at $27,404.

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

To date, more than 2,257 patient procedures have been conducted with the PURE EP™ System by more than 76 electrophysiologists across seventeen different clinical sites in the United States.

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

We have made progress towards obtaining a European CE marking certificate for medical devices. In the first quarter of 2022, we completed the quality management system audit for the International Organization for Standardization (“ISO”) 13485:2016 with the expectation to obtain the ISO 13485:2016 certification in the first half of 2022 and proceed to the application for the European CE Marking clearance in the first half of 2023, subject to the guidance and availability from the European Notified Body.

In January 2022, we were awarded U.S. patent claims for our PURE EP™ noise-filtering technology which address computer-implemented systems and methods for filtering noise from input cardiac signals. We now have 49 worldwide patents owned or controlled by us covering our novel technology for arrhythmia care and electroporation.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. As of March 31, 2022, the Company retains 68.44% ownership of ViralClear.

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

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended March 31, 2022 totaled $8 comprised of service revenue as compared to $118 for the three months ended March 31, 2021 comprised of product sales of $115 and recognized service revenue of $3.

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

Cost of sales for the three months ended March 31, 2022 was nil as compared to $99 for the three months ended March 31, 2021.

Gross profit from the three months ended March 31, 2022 was $8 or 100.0% as compared to $19 or 16.1% for the three months ended March 31, 2021.

In 2021, we had limited release of our product and our commercial launch is scheduled in latter part of 2022.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2022 were $1,617, an increase of $351, or 27.7%, from $1,266 for the three months ended March 31, 2021. The increase is primarily due to increased staffing levels to $1,051 for the three months ended March 31, 2022 as compared to $499 for the three months ended March 31, 2021 in the BioSig segment, an increase of $552 or 110.6%. Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2022	March 31, 2021
Salaries and equity compensation	$1,051	$499
Consulting expenses	131	189
Research and clinical studies and design work	112	295
Data/AI development	50	127
Regulatory	20	59
Product development	-	14
Travel, supplies, other	253	83
Total	$1,617	$1,266

Stock based compensation for research and development personnel was $373 and $(67) for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2022 were $6,401, a decrease of $870, or 12.0%, from $7,271 incurred in the three months ended March 31, 2021. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $2,532 in the current period from $1,849 for the three months ended March 31, 2021, an increase of $683, or 36.9%. The increase was primarily due to added staff in commercialization, sales and general and administration in the BioSig segment. We incurred $1,643 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2022 as compared to $2,586 in stock-based compensation for the same period in 2021.

Professional services for the three months ended March 31, 2022 totaled $340, a decrease of $40, or 10.5%, over the $380 recognized for the three months ended March 31, 2021. Of professional services, legal fees totaled $233 for the three months ended March 31, 2022; a decrease of $75, or 24.4%, from $308 incurred for the three months ended March 31, 2021. The decrease is primarily due to costs incurred in 2021 for financing, contract work and patent filings for the BioSig segment not incurred in current period. Accounting fees incurred in the three months ended March 31, 2022 amounted to $107, an increase of $35, or 48.6%, from $72 incurred in same period last year. In 2022, we incurred added audit costs for both the BioSig and ViralClear segments.

Consulting, public and investor relations fees for the three months ended March 31, 2022 were $896 as compared to $1,374 incurred for the three months ended March 31, 2021, a decrease of $478, or 34.8%. The decrease in consulting, marketing and investor relations fees during the three months ended March 31, 2022 related to our efficient efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended March 31, 2022 were $299, an increase of $190, or 174.3%, from $109 incurred in the three months ended March 31, 2021. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2022 was due to the lifting of various restrictions imposed by the COVID-19 outbreak leading to increased commercialization effort in 2022 as compared to 2021.

Rent for the three months ended March 31, 2022 totaled $106, a decrease of $11, or 9.4%, from $117 incurred in three months ended March 31, 2021. The decrease in rent for 2022 as compared to 2021 is due primarily to a lower negotiated rent for our Los Angeles offices beginning July 1, 2021 and reduction of our rent in our Connecticut headquarters with our move to a larger facility in September 2021 as compared to 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2022 totaled $55, an increase of $13, or 31.0%, over the expense of $42 incurred in the three months ended March 31, 2021, as a result of the adding additional office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2022 and 2021 totaled $2. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2022 was $7,965 compared to a net loss of $8,321 for the three months ended March 31, 2021.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 are detailed in Note 11 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP Systems into mid-2022.

Liquidity and Capital Resources ($000’s)

As of March 31, 2022, we had a working capital of $8,293, comprised of cash of $8,665, inventory of $2,026 and prepaid expenses, vendor deposits and employee advances of $311, which was offset by $2,344 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $84 and current portions of deferred revenue of $29 and of lease liability of $252. For the three months ended March 31, 2022, we used $5,941 of cash in operating activities and $55 of cash in investing activities.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021 (000’s)

Cash provided by financing activities totaled $3,002, comprised of proceeds from the sale of our common stock and warrants, net of expenses, of $3.

In the comparable period in 2021, our aggregate cash provided by financing activities totaled $1,328, comprised of proceeds from the sale of our common stock in an at-the-market offering of $1,300 and proceeds from exercise of options of $28. At March 31, 2022, we had cash of $8,665 compared to $22,475 at March 31, 2021. Our cash is held in bank deposit accounts. At March 31, 2022 and March 31, 2021, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2022 and 2021 was $5,941 and $6,991, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted reduced operating costs, general and administrative expenses in 2022 and with increases in our operating assets of $95 and a net increase in our operating liabilities of $58.

We used $55 cash for investing activities for the three months ended March 31, 2022, compared to $130 for the three months ended March 31, 2021. For the current period and comparable period, we purchased computer and other equipment.

We had an accumulated deficit as of March 31, 2022 of $196.9 million, as well as a net loss attributable to BioSig Technologies, Inc. of $8.0 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach full commercial profitability.

These conditions raise  substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation is that these conditions will continue for the foreseeable future. We will require additional financing to fund future operations. Although we have commercial products available for sale, we have not generated significant revenues to date, and there is no assurance that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any additional products will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of March 31, 2022, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
4.1	Form of Warrant (incorporated by reference to the Exhibit 4.1 to the Form 8-K filed on March 24, 2022)
10.1	Form of Securities Purchase Agreement (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on March 24, 2022)
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: May 16, 2022	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)