Form 10-Q
period 2022-06-30
BioSig Technologies, Inc.
filed 2022-08-15
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 44,814,380 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$5,077	$11,659
Inventory	2,026	1,881
Prepaid expenses and vendor deposits	633	354
Total current assets	7,736	13,894

Property and equipment, net	596	652

Right-to-use assets, net	898	604

Other assets:
Patents, net	317	326
Trademarks	1	1
Deposits	42	42

Total assets	$9,590	$15,519

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $104 and $86 to related parties as of June 30, 2022 and December 31, 2021, respectively	$1,451	$2,179
Deferred revenue, short term	21	32
Dividends payable	86	82
Lease liability, short term	341	283
Total current liabilities	1,899	2,576

Deferred revenue, long term	-	5
Lease liability, long term	609	373
Total long-term liabilities	609	378

Total liabilities	2,508	2,954

Commitments and contingencies (Note 10)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding: liquidation preference of $105 as of June 30, 2022 and December 31, 2021	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 44,811,880 and 35,567,180 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	45	36
Additional paid in capital	209,456	201,127
Accumulated deficit	(202,644)	(188,922)
Total stockholders' equity attributable to BioSig Technologies, Inc.	6,857	12,241
Non-controlling interest	120	219
Total equity	6,977	12,460

Total liabilities and equity	$9,590	$15,519

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Product sales	$-	$199	$-	$314
Service	8	8	16	11
Total revenue	8	207	16	325

Cost of goods sold	-	62	-	161

Gross profit	8	145	16	164

Operating expenses:
Research and development	1,351	1,667	2,968	2,933
General and administrative	4,302	6,480	10,703	13,751
Depreciation and amortization	71	49	126	91
Total operating expenses	5,724	8,196	13,797	16,775

Loss from operations	(5,716)	(8,051)	(13,781)	(16,611)

Other income (expense):
Interest income, net	-	-	-	1

Loss before income taxes	(5,716)	(8,051)	(13,781)	(16,610)

Income taxes (benefit)	-	-	-	-

Net loss	(5,716)	(8,051)	(13,781)	(16,610)

Non-controlling interest	(43)	350	59	590

Net loss attributable to BioSig Technologies, Inc.	(5,759)	(7,701)	(13,722)	(16,020)

Preferred stock dividend	(3)	(3)	(5)	(5)
Preferred stock deemed dividend	(108)	-	(108)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,870)	$(7,704)	$(13,835)	$(16,025)

Net loss per common share, basic and diluted	$(0.15)	$(0.24)	$(0.36)	$(0.50)

Weighted average number of common shares outstanding, basic and diluted	39,823,034	32,169,191	37,920,734	31,878,283

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2022
(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	35,567,180	$36	$201,127	$(188,922)	$219	$12,460
Common stock issued for services	1,312,500	1	1,600	-	-	1,601
Change in fair value of modified options	-	-	15	-	-	15
Sale of common stock and warrants, net transactional costs of $3	2,613,130	2	3,000	-	-	3,002
Stock based compensation	66,249	*	500	-	(101)	399
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,963)	(102)	(8,065)
Balance, March 31, 2022 (unaudited)	39,559,059	39	206,240	(196,885)	16	9,410
Common stock issued for services	567,500	1	482	-	-	483
Sale of common stock under At-the-market offering, net of transaction expenses of $46	322,404	*	302	-	-	302
Sale of common stock, net transactional costs of $438	4,341,667	5	2,813	-	-	2,818
Issuance of subsidiary stock in settlement of debt to parent	-	-	(292)		292	-
Stock based compensation	21,250	*	(86)	-	(231)	(317)
Accretion of deemed preferred stock dividend	-	-	108	-	-	108
Deemed preferred stock dividend	-	-	(108)	-	-	(108)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(5,759)	43	(5,716)
Balance, June 30, 2022 (unaudited)	44,811,880	$45	$209,456	$(202,644)	$120	$6,977

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2021
(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172
Common stock issued for services	406,692	*	1,777	-	-	1,777
Common stock issued upon exercise of options at $2.96 per share	9,375	*	28	-	-	28
Sale of common stock under At-the-market offering, net of transaction expenses of $40	251,720	*	1,300	-	-	1,300
Stock based compensation	682,202	1	721	-	20	742
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(8,319)	(240)	(8,559)
Balance, March 31, 2021 (unaudited)	32,114,781	32	185,168	(165,324)	582	20,458
Common stock issued for services	36,948	*	140	-	-	140
Change in fair value of modified options	-	-	313	-	8	321
Stock based compensation	53,750	*	1,518	-	134	1,652
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(7,701)	(350)	(8,051)
Balance, June 30, 2021 (unaudited)	32,205,479	$32	$187,136	$(173,025)	$374	$14,517

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,781)	$(16,610)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	126	91
Non-cash lease expense	166	230
Equity based compensation	2,166	4,311
Change in fair value of modified options	15	321
Changes in operating assets and liabilities:
Accounts receivable	-	(199)
Inventory	(145)	37
Prepaid expenses and other	(277)	(209)
Deferred revenue	(16)	53
Accounts payable and accrued expenses	(731)	(1,693)
Operating lease liabilities	(167)	(242)
Net cash used in operating activities	(12,644)	(13,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(60)	(182)
Net cash used in investing activity	(60)	(182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	5,820	-
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	302	1,300
Proceeds from exercise of options	-	28
Net cash provided by financing activities	6,122	1,328

Net decrease in cash and cash equivalents	(6,582)	(12,764)

Cash, beginning of the period	11,659	28,268
Cash, end of the period	$5,077	$15,504

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Dividend payable on preferred stock charged to additional paid in capital	$5	$5
Series C convertible preferred stock deemed dividend	$108	$-
Record right-to-use assets and related lease liability	$502	$218

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had a majority interest in ViralClear of 69.08%.

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

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 31, 2022.

COVID-19

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delays to our commercialization objectives of the PURE EP Systems into 2022.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2022, the Company had cash of $5.1 million and working capital of $5.8 million. During the six months ended June 30, 2022, the Company used net cash in operating activities of $12.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2022

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

A reconciliation of contract liabilities with customers for the six months ended June 30, 2022 and 2021, are presented below:

Six months ended June 30, 2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at June 30, 2022 (000’s)
Product revenue	$-	$-	$-	$-
Service revenue	37	-	(16)	21
Total	$37	$-	$(16)	$21

Six months ended June 30, 2021:

	Balance at December 31, 2020 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at June 30, 2021 (000’s)
Product revenue	$-	$314	$(314)	$-
Service revenue	-	64	(11)	53
Total	$-	$378	$(325)	$53

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The table below summarizes our deferred revenue as of June 30, 2022 and December 31, 2021:

	June 30, 2022 (000’s)	December 31, 2021 (000’s)
Deferred revenue-current	$21	$32
Deferred revenue-noncurrent	-	5
Total deferred revenue	$21	$37

The Company had one customer which accounted for approximately 100% of their revenue in the three and six months ended June 30, 2022.

The Company had one customer which accounted for approximately 96% of our revenue in the three months ended June 30, 2021 and two customers which accounted for approximately 61% and 39% of our revenue in the six months ended June 30, 2021.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP system for the three and six months ended June 30, 2022 and 2021.

Cost of Goods Sold

Cost of goods sold consists primarily of the delivered cost of our medical device(s) sold.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at June 30, 2022 and December 31, 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the three and six months ended June 30, 2022 and 2021, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At June 30, 2022 and December 31, 2021, deposits in excess of FDIC limits were $4.6 million and $11.2 million, respectively.

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

JUNE 30, 2022

(unaudited)

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Inventory

The inventory is comprised of raw materials and finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory at June 30, 2022 and December 31, 2021, inventory was comprised of the following:

	June 30, 2022 (000’s)	December 31, 2021 (000’s)
Raw materials	$176	$-
Finished goods	1,850	1,881
Total inventory	$2,026	$1,881

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and six months ended June 30, 2022 and 2021.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.4 million and $3.0 million for the three and six months ended June 30, 2022; $1.7 million and $2.9 million for the three and six months ended June 30, 2021, respectively.

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

The computation of basic and diluted loss per share as of June 30, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2022	June 30, 2021
Series C convertible preferred stock	257,524	52,028
Options to purchase common stock	5,023,484	4,004,622
Warrants to purchase common stock	3,649,123	887,262
Restricted stock units to acquire common stock	111,250	292,250
Totals	9,041,381	5,236,162

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

JUNE 30, 2022

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and six months ended June 30, 2022, the Company recorded amortization of $4,752 and $9,503; and $4,752 and $9,503 for the three and six months ended June 30, 2021 to current period operations, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the unaudited condensed consolidated financial statements.

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear is 69.08% and the non-controlling stockholders’ interest is 30.92% as of June 30, 2022. This is reflected in the unaudited condensed consolidated statements of changes in equity.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments. (See Note 11 – Segment Reporting).

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amended the effective date of the original pronouncement for smaller reporting companies. ASC 2016-13 and its amendments will be effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies. The Company does not expect to have a material impact on the Company’s financial position, results of operations or cash flows upon adoption of this new standard.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022 (000’s)	December 31, 2021 (000’s)
Computer equipment	$392	$383
Furniture and fixtures	88	88
Manufacturing equipment	304	286
Testing/Demo equipment	178	145
Leasehold improvements	79	79
Total	1,041	981
Less accumulated depreciation	(445)	(329)
Property and equipment, net	$596	$652

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

Depreciation expense was $66,243 and $116,625 for three and six months ended June 30, 2022 and $45,113 and $81,947 for the three and six months ended June 30, 2021, respectively

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

On April 4, 2022, the Company entered into a Seventh Amendment to the Office Lease at 12424 Wilshire Blvd in Los Angeles dated August 9, 2011 (the “Seventh Amendment”) – it is the Fifth Extended Term with respect to Suite 745 and the Expansion Term with respect to Suite 740 which is from July 1, 2022 until July 31, 2025 with a fixed monthly rent beginning at $14,124 and escalating yearly to $15,130 in the final year. The security deposit remains unchanged at $27,404.

The Company determined that the Seventh Amendment was a lease modification and accordingly reassessed the lease classification, remeasured the lease liability and adjusted the right-to-use asset. At April 4, 2022, the Company removed the remaining right-to-use net assets of $42,312 and related lease liability of $40,564 and recorded right-to-use assets and related lease liability of $502,445.

As of June 30, 2022 and December 31, 2021, the Company had outstanding four leases with aggregate payments of $32,143 per month, expiring through July 31, 2025.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Right to use assets is summarized below:

	June 30, 2022 (000’s)	December 31, 2021 (000’s)
Right to use asset	$1,087	$803
Less accumulated amortization	(189)	(199)
Right to use assets, net	$898	$604

During the three and six months ended June 30, 2022, the Company recorded $108,612 and $216,346 and $126,638 and $245,239 for the three and six months ended June 30, 2021 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	June 30, 2022 (000’s)	December 31, 2021 (000’s)
Total lease liability	$950	$656
Less: short term portion	(341)	(283)
Long term portion	$609	$373

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2022	$181
Year ended December 31, 2023	393
Year ended December 31, 2024	370
Year ended December 31, 2025	106
Total	1,050
Less: Present value discount	(100)
Lease liability	$950

Lease expense for the three months ended June 30, 2022 and 2021 was comprised of the following:

	June 30, 2022 (000’s)	June 30, 2021 (000’s)
Operating lease expense	$81	$119
Short-term lease expense	9	8
Variable lease expense	19	-
Total	$109	$127

Lease expense for the six months ended June 30, 2022 and 2021 was comprised of the following:

	June 30, 2022 (000’s)	June 30, 2021 (000’s)
Operating lease expense	$166	$230
Short-term lease expense	18	15
Variable lease expense	32	-
Total	$216	$245

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022 (000’s)	December 31, 2021 (000’s)
Accrued accounting and legal	$341	$204
Accrued reimbursements and travel	39	56
Accrued consulting	99	264
Accrued research and development expenses	162	367
Accrued product purchases	-	1
Accrued marketing	177	38
Accrued office and other	51	84
Accrued payroll	569	552
Accrued settlement related to arbitration	13	613
	$1,451	$2,179

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2022 and December 31, 2021, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of June 30, 2022 and December 31, 2021, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

As of June 30, 2022 and December 31, 2021, the Company had 105 shares of Series C Preferred stock issued and outstanding. During the six months ended June 30, 2022, the conversion price of the Series C Preferred stock was reset from $2.27 per share to $0.75 per share. As such, the Company recorded a noncash deemed dividend of $107,953 during the six months ended June 30, 2022.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2022 and December 31, 2021, the Company had 44,811,880 and 35,567,180 shares issued and outstanding, respectively.

During the six months ended June 30, 2022, the Company issued 1,880,000 shares of common stock for services at a fair value of $2,083,500.

During the six months ended June 30, 2022, the Company issued an aggregate of 87,499 shares of its common stock for vested restricted stock units.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

On June 24, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), which was amended and restated on June 28, 2022 (the “Amended and Restated Underwriting Agreement”), relating to a best-efforts public offering (the “June 2022 Offering”) of 4,341,667 shares of the Company’s common stock. The public offering price of the common stock was $0.75 per share. After the underwriting discounts, which includes a reduced discount with respect to certain Company-introduced investors, and offering expenses, the Company received net proceeds from the offering of approximately $2,818,000.

Pursuant to the Amended and Restated Underwriting Agreement, the Company issued to the Underwriter, or its designees warrants to purchase up to an aggregate 217,083 shares of common stock, or 5% of the number of common stock sold in the offering. The underwriter warrants are exercisable following the date of issuance and ending five years from the date of the execution of the Underwriting Agreement, at a price per share equal to $0.90 per share (120% of the public offering price per share) and are exercisable on a “cashless” basis. The Company also agreed to reimburse the Underwriter for certain of their out-of-pocket expenses incurred in connection with the offering, including, among other things, the reasonable fees and expenses of counsel, which fees and expenses may not exceed $125,000.

ATM Sales Agreement

On May 17, 2022, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC to act as the Company’s sales agent or principal (“Agent”), with respect to the issuance and sale of up to $10.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Virtu Americas LLC may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. The Company may sell the common stock in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any of the common stock under the Sales Agreement. The Company or Virtu Americas LLC may suspend or terminate the offering of common stock upon notice to the other party and subject to other conditions. Virtu Americas LLC will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company will pay Agent a commission of up to 3.0% of the gross proceeds from the sale of the common stock pursuant to the Sales Agreement.

The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The common stock was sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-251859), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

From May 19, 2022 through June 15, 2022, the Company sold 322,404 shares of its common stock through the Sales Agreement for net proceeds of $302,192, after transactional costs of $46,065.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 1,006,023 shares remaining available for future issuance of awards under the terms of the Plan as of June 30, 2022.

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

During the six months ended June 30, 2022, the Company granted an aggregate of 1,185,000 options to officers, directors and key consultants.

The following table presents information related to stock options at June 30, 2022:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 1.00	155,000	9.9	50,000
1.00-1.99	1,030,000	9.7	32,500
2.00-2.99	975,375	8.4	549,375
3.00-3.99	462,466	4.4	404,132
4.00-4.99	1,467,916	5.2	1,163,607
5.00-5.99	156,132	6.6	128,628
6.00-6.99	396,542	5.0	359,352
7.00-7.99	186,720	5.3	178,387
Over 8.00	193,333	7.4	181,236
	5,023,484	6.9	3,047,217

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2022 is as follows:

			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	4,568,484	$4.57	6.9	$-
Grants	1,185,000	$1.23	10.0	$-
Forfeited/expired	(730,000)	$4.93
Outstanding at June 30, 2022	5,023,484	$3.72	6.9	$-
Exercisable at June 30, 2022	3,047,217	$4.65	5.6	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $0.658 as of June 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

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

On April 13, 2022, the Company granted an aggregate of 444,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $1.14 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning April 13, 2023 for two years.

On May 12, 2022, the Company granted 50,000 options to purchase the company’s common stock in connection with the addition of a new board member at the exercise price of $0.82 per share for a term of ten years with half vesting immediately and half vesting April 22, 2023.

On May 16, 2022, the Company granted 50,000 options to purchase the company’s common stock in connection with the addition of a new board member at the exercise price of $0.87 per share for a term of ten years with half vesting immediately and half vesting May 2, 2023.

On June 15, 2022, the Company granted an aggregate of 55,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $0.89 per share for a term of ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning June 15, 2023 for two years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

The following assumptions were used in determining the fair value of options during the six months ended June 30, 2022:

Risk-free interest rate	1.17% - 3.39%
Dividend yield	0%
Stock price volatility	83.83% to 92.93%
Expected life	5.5 to 10 years
Weighted average grant date fair value	$0.86

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

The fair value of all options vesting during the three and six months ended June 30, 2022 of $356,394 and $1,006,386 and $613,806 and $1,190,692 for the three and six months ended June 30, 2021, respectively, was charged to current period operations. Unrecognized compensation expense of $2,600,031 at June 30, 2022 which the Company expects to recognize over a weighted average period of 1.06 years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at June 30, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.90	217,083	June 2027
$1.40	2,613,130	September 2025
$4.80	250,000	February 2025 to July 2026
$6.16	568,910	November 2027
	3,649,123

On March 21, 2022, the Company issued warrants to purchase 2,613,130 shares of its common stock at an exercise price of $1.40 per share, that are exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance in connection with the sale of the Company’s common stock.

On June 29, 2022, the Company issued warrants to purchase 217,083 shares of common stock at an exercise price of $0.90 per share and will expire five years following the date of the execution of the Underwriting Agreement in connection with the sale of common stock in the June 2022 Offering.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

A summary of the warrant activity for the six months ended June 30, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	818,910	$5.74	5.3	$-
Issued	2,830,213	$1.36	3.4	-
Outstanding at June 30, 2022	3,649,123	$2.35	3.7	$-

Vested and expected to vest at June 30, 2022	3,649,123	$2.35	3.7	$-
Exercisable at June 30, 2022	1,035,993	$4.73	4.8	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $0.658 of June 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the six months ended June 30, 2022:

Restricted shares issued as of December 31, 2021	141,250
Granted	87,500
Vested and issued	(87,499)
Forfeited	(30,001)
Vested restricted shares as of June 30, 2022	-
Unvested restricted shares as of June 30, 2022	111,250

On March 8, 2022, the Company granted an aggregate of 37,500 restricted stock units for services with 12,500 vesting upon achievement of certain performance conditions and 25,000 vesting quarterly for one year.

On May 6, 2022, the Company granted 50,000 restricted stock units for services vesting one year from the date of issuance.

Stock based compensation expense related to restricted stock grants was $71,787 and $141,541 for the three and six months ended June 30, 2022 and $610,995 and $710,115 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the stock-based compensation relating to restricted stock of $154,125 remains unamortized.

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

JUNE 30, 2022

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,415,074 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

ViralClear Options

The following table presents information related to stock options at June 30, 2022:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	125,000	0.5	91,664

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

The fair value of all options vesting during the three and six months ended June 30, 2022 of $0 and $36,520 and $36,521 and $73,041 for the three and six months ended June 30, 2021, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at June 30, 2022 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at June 30, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the six months ended June 30, 2022:

Restricted shares outstanding at December 31, 2021:	1,318,679
Forfeited	(240,000)
Total restricted shares outstanding at June 30, 2022:	1,078,679

Comprised of:
Vested restricted shares as of June 30, 2022	678,679
Unvested restricted shares as of June 30, 2022	400,000
Total	1,078,679

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Stock based compensation expense related to restricted stock unit grants of ViralClear was $(744,767) and $(1,101,163) for the three and six months ended June 30, 2022 and $391,881 and $421,032 for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the stock-based compensation relating to restricted stock of $87,210 remains unamortized.

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

As of June 30, 2022 and December 31, 2021, the Company had a majority interest in ViralClear of 69.08% and 68.44%, respectively.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net profit attributable to the non-controlling interest for the three months ended June 30, 2022 (000’s):

Net income	$137
Average Non-controlling interest percentage of profit/losses	31.3%
Net income attributable to the non-controlling interest	$43

Net loss attributable to the non-controlling interest for the three months ended June 30, 2021 (000’s):

Net loss	$(1,167)
Average Non-controlling interest percentage of profit/losses	30.0%
Net loss attributable to the non-controlling interest	$(350)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2022 (000’s):

Net loss	$(185)
Average Non-controlling interest percentage of profit/losses	31.9%
Net loss attributable to the non-controlling interest	$(59)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2021 (000’s):

Net loss	$(1,971)
Average Non-controlling interest percentage of profit/losses	29.9%
Net loss attributable to the non-controlling interest	$(590)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2022 (000’s):

Balance, December 31, 2021	$219
Allocation of equity to non-controlling interest due to subsidiary shares issued in settlement of debt to parent	292
Allocation of equity to non-controlling interest due to equity-based compensation issued	(332)
Net loss attributable to non-controlling interest	(59)
Balance, June 30, 2022	$120

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

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

JUNE 30, 2022

(unaudited)

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

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and six months ended June 30, 2022, the Company charged operations $67,888 and $135,528 and $56,962 and $128,427 for the three and six months ended June 30, 2021, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of June 30, 2022, the Company had aggregate purchase commitments of approximately $2,268,011 for future services or products, some of which are subject to modification or cancellations.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2022 (000's)	Three Months Ended June 30, 2021 (000's)	Six Months Ended June 30, 2022 (000's)	Six Months Ended June 30, 2021 (000's)
Revenues (from external customers)
BioSig	$8	$207	$16	$325
ViralClear	-	-	-	-
NeuroClear	-	-	-	-
	$8	$207	$16	$325

	Three Months Ended June 30, 2022 (000's)	Three Months Ended June 30, 2021 (000's)	Six Months Ended June 30, 2022 (000's)	Six Months Ended June 30, 2021 (000's)
Operating Expenses:
BioSig	$5,862	$7,026	$13,611	$14,800
ViralClear	(137)	1,166	185	1,971
NeuroClear	(1)	4	1	4
	$5,724	$8,196	$13,797	$16,775

	Three Months Ended June 30, 2022 (000's)	Three Months Ended June 30, 2021 (000's)	Six Months Ended June 30, 2022 (000's)	Six Months Ended June 30, 2021 (000's)
Loss from Operations
BioSig	$(5,854)	$(6,881)	$(13,595)	$(14,635)
ViralClear	137	(1,166)	(185)	(1,971)
NeuroClear	1	(4)	(1)	(4)
	$(5,716)	$(8,051)	$(13,781)	$(16,610)

	June 30, 2022 (000’s)	December 31, 2021 (000’s)
Total Assets
BioSig	$8,754	$13,595
ViralClear	836	1,924
NeuroClear	-	-
	$9,590	$15,519

NOTE 12 – RELATED PARTY TRANSACTIONS

Accrued expenses related primarily to travel reimbursements, director fees and accrued compensation due related parties as of June 30, 2022 and December 31, 2021 was $104,026 and $86,208, respectively.

During the three and six months ended June 30, 2022 and 2021, the Company’s Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(unaudited)

NOTE 13 – SUBSEQUENT EVENTS

Equity Transactions

On July 6, 2022, the Company issued 2,500 shares of its common stock for vested restricted stock units.

On July 15, 2022, the Company granted 150,000 shares of restricted common stock vesting in equal monthly installments over six months for services valued at $95,400.

Sales-type Lease

On July 1, 2022, the Company entered a lease for our Pure EP system at a rate of $4,333 per month. The term of the lease is for 30 months with an option provided to extend for an addition one year. The lease also has an option to purchase at the end of the lease at the fair market value.

The Company determined the lease meets the criteria of a sales-type lease whereby the present value of the future expected revenue, cost of sales and profit and loss are recognized at the lease inception.

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

We continue to install PURE EP™ Systems at centers of excellence for clinical evaluation under our market development plan. The PURE EP™ System has been utilized at numerous institutions, including Mayo Clinic campuses in Arizona, Florida and Minnesota; the University of Pennsylvania Hospital in Philadelphia, Pennsylvania; Overland Park Regional Medical System in Overland Park, Kansas; Deborah Heart and Lung Center in Browns Mills, New Jersey; St. Elizabeth’s Medical Center in Boston, Massachusetts; Medical City Heart Hospital in Dallas, Texas; Beth Israel Deaconess Medical Center (BIDMC) in Boston, Massachusetts, a teaching hospital of Harvard Medical School; Methodist Hospital in San Antonio, Texas; Houston Methodist Hospital; Medical City North Hills in North Richland Hills; Cleveland Clinic; and Westside Regional Medical Center in Plantation, Florida.

To date, more than 2,500 patient procedures have been conducted with the PURE EP™ System by more than 75 electrophysiologists across seventeen different clinical sites in the United States.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols. At Mayo Clinic in Rochester, Minnesota, we have performed twenty-seven experiments (including novel research programs such as Artificial Intelligence, or AI, and repolarization) in various animal models; we also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and six experiments to date during a study at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at Mayo Clinic and other national centers.

In September 2021, we announced that we entered into a manufacturing and professional services agreement with Plexus Corp (“Plexus”) (Nasdaq: PLXS). Under the terms of the agreement, Plexus will manufacture the PURE EP™ System.

In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. We also sold three PURE EP™ Systems to Mayo Foundation for Medical Education and Research in 2021 for use in Mayo Clinic campuses in Rochester, Minnesota, Jacksonville, Florida and Phoenix, Arizona.

On July 1, 2022, we entered into our first national purchasing agreement with HCA Management Services, L.P. whereby Kansas City Heart Institute at Overland Park Regional Medical Center in Kansas City, Missouri has acquired our technology under the terms of the new agreement with a 30-month lease of the system. The agreement represents the first commercial adoption since we announced the national launch of our PURE EP™ System supported by our new commercial structure and clinical support teams.

In January 2022, we were awarded U.S. patent claims for our PURE EP™ noise-filtering technology which address computer-implemented systems and methods for filtering noise from input cardiac signals. We now have 49 worldwide patents owned or controlled by us covering our novel technology for arrhythmia care and electroporation.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. As of June 30, 2022, the Company retains 69.08% ownership of ViralClear.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended June 30, 2022 totaled $8 comprised of service revenue as compared to $207 for the three months ended June 30, 2021 comprised of product sales of $199 and recognized service revenue of $8.

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

Cost of goods sold for the three months ended June 30, 2022, was nil as compared to $62 for the three months ended June 30, 2021.

Gross profit from the three months ended June 30, 2022 was $8, or 100.0%, as compared to $145, or 70.0%, for the three months ended June 30, 2021.

In 2021, we had limited release of our product and our commercial launch is scheduled in latter part of 2022.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2022 were $1,351, a decrease of $316, or 19.0%, from $1,667 for the three months ended June 30, 2021. The decrease is primarily due to decreased research and clinical studies, net with increased staffing levels for the three months ended June 30 2022 as compared to three months ended June 30, 2021. Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2022	June 30, 2021
Salaries and equity compensation	$1,108	$776
Consulting expenses	40	165
Research and clinical studies and design work	84	396
Acquired Research and Development	-	150
Data/AI development	28	84
Regulatory	9	9
Travel, supplies, other	82	87
Total	$1,351	$1,667

Stock based compensation for research and development personnel was $340 and $16 for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2022 were $4,302, a decrease of $2,178, or 33.6%, from $6,480 incurred in the three months ended June 30, 2021. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $2,042 in the current period from $2,124 for the three months ended June 30, 2021, a decrease of $82, or 3.9%. The decrease was primarily due to staff changes and mix in commercialization, sales and general and administration in the BioSig segment. We incurred $36 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees, and consultants for the three months ended June 30, 2022, as compared to $1,965 in stock-based compensation for the same period in 2021, a decrease of $1,929 or 98.2%.

Professional services for the three months ended June 30, 2022, totaled $166, a decrease of $218, or 56.8%, from the $384 recognized for the three months ended June 30, 2021. Of professional services, legal fees totaled $130 for the three months ended June 30, 2022, a decrease of $118, or 47.6%, from $248 incurred for the three months ended June 30, 2021. The decrease is primarily due to costs incurred in 2021 for financing, contract work and patent filings for the BioSig segment not incurred in current period. Accounting fees incurred in the three months ended June 30, 2022, amounted to $36, a decrease of $3, or 7.7%, from $39 incurred in same period the prior year. In 2021, we incurred added audit costs for both the BioSig and ViralClear segments.

Consulting, public and investor relations fees for the three months ended June 30, 2022 were $1,258 as compared to $758 incurred for the three months ended June 30, 2021, an increase of $500, or 66.0%. The increase in consulting, marketing and investor relations fees during the three months ended June 30, 2022 related to our efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended June 30, 2022 were $265, a decrease of $44, or 14.2%, from $309 incurred in the three months ended June 30, 2021. Travel, meals and entertainment costs include travel related to business development and financing.

Rent for the three months ended June 30, 2022 totaled $107, a decrease of $10, or 8.5%, from $117 incurred in three months ended June 30, 2021. The decrease in rent for 2022 as compared to 2021 is due primarily to a lower negotiated rent for our Los Angeles offices beginning July 1, 2021 and reduction of our rent in our Connecticut headquarters with our move to a larger facility in September 2021 as compared to 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2022 totaled $71, an increase of $22, or 44.9%, over the expense of $49 incurred in the three months ended June 30, 2021, as a result of the adding additional office computers, manufacturing and other equipment.

Preferred Stock Dividends. Preferred stock dividend for the three months ended June 30, 2022 and 2021 totaled $3. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.27 to $0.75 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $108 during the three months ended June 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended June 30, 2022 was $5,870 compared to a net loss of $7,704 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021 (000’s)

Revenues and Cost of Goods Sold. Revenue for the six months ended June 30, 2022 totaled $16 comprised of service revenue as compared to $325 for the six months ended June 30, 2021 comprised of product sales of $314 and recognized service revenue of $11.

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

Cost of goods sold for the six months ended June 30, 2022, was nil as compared to $161 for the six months ended June 30, 2021.

Gross profit from the six months ended June 30, 2022 was $16, or 100.0%, as compared to $164, or 50.5%, for the six months ended June 30, 2021.

In 2021, we had limited release of our product and our commercial launch is scheduled in latter part of 2022.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2022 were $2,968, an increase of $35, or 1.2%, from $2,933 for the six months ended June 30, 2021. Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2022	June 30, 2021
Salaries and equity compensation	$2,159	$1,275
Consulting expenses	171	354
Research and clinical studies and design work	196	691
Acquired Research and Development	-	150
Data/AI development	78	211
Regulatory	29	68
Product development	-	15
Travel, supplies, other	335	169
Total	$2,968	$2,933

Stock based compensation for research and development personnel was $713 and $83 for the six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2022 were $10,703, a decrease of $3,048, or 22.2%, from $13,751 incurred in the six months ended June 30, 2021. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses increased to $4,574 in the current period from $3,973 for the six months ended June 30, 2021, an increase of $601, or 15.1%. The increase was primarily due to added staff in commercialization, sales and general and administration in the BioSig segment. We incurred $1,469 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2022 as compared to $4,551 in stock-based compensation for the same period in 2021.

Professional services for the six months ended June 30, 2022, totaled $506, a decrease of $258, or 33.8%, from the $764 recognized for the six months ended June 30, 2021. Of professional services, legal fees totaled $363 for the six months ended June 30, 2022; a decrease of $193, or 34.7%, from $556 incurred for the six months ended June 30, 2021. The decrease is primarily due to costs incurred in 2021 for financing, contract work and patent filings for the BioSig segment not incurred in current period. Accounting fees incurred in the six months ended June 30, 2022, amounted to $143, an increase of $32, or 28.8%, from $111 incurred in same period the prior year. In 2022, we incurred added audit costs for both the BioSig and ViralClear segments.

Consulting, public and investor relations fees for the six months ended June 30, 2022 were $1,380 as compared to $2,132 incurred for the six months ended June 30, 2021, a decrease of $752, or 35.3%. The decrease in consulting, marketing and investor relations fees during the six months ended June 30, 2022 related to our efficient efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the six months ended June 30, 2022 were $564, an increase of $146, or 34.9%, from $418 incurred in the six months ended June 30, 2021. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2022 was due to the lifting of various restrictions imposed by the COVID-19 outbreak leading to increased commercialization effort in 2022 as compared to 2021.

Rent for the six months ended June 30, 2022 totaled $213, a decrease of $21, or 9.0%, from $234 incurred in six months ended June 30, 2021. The decrease in rent for 2022 as compared to 2021 is due primarily to a lower negotiated rent for our Los Angeles offices beginning July 1, 2021 and reduction of our rent in our Connecticut headquarters with our move to a larger facility in September 2021 as compared to 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2022 totaled $126, an increase of $35, or 38.5%, over the expense of $91 incurred in the six months ended June 30, 2021, as a result of the adding additional office computers, manufacturing and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2022 and 2021 totaled $5. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.27 to $0.75 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $108 during the six months ended June 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the six months ended June 30, 2022 was $13,835 compared to a net loss of $16,025 for the six months ended June 30, 2021.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 are detailed in Note 11 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delays to our commercialization objectives of the PURE EP Systems into mid-2022.

Liquidity and Capital Resources ($000’s)

As of June 30, 2022, we had a working capital of $5,837, comprised of cash of $5,077, inventory of $2,026 and prepaid expenses and vendor deposits of $633, which was offset by $1,451 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $86 and current portions of deferred revenue of $21 and of lease liability of $341. For the six months ended June 30, 2022, we used $12,644 of cash in operating activities and $60 of cash in investing activities.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021 (000’s)

Cash provided by financing activities totaled $6,122, comprised of proceeds from the sale of our common stock and warrants under direct offerings of $5,820, net of expenses of $441, and $302 from the sale of our common stock under our at-the-market offering, net of expenses of $46.

In the comparable period in 2021, our aggregate cash provided by financing activities totaled $1,328, comprised of proceeds from the sale of our common stock in an at-the-market offering of $1,300 and proceeds from exercise of options of $28. At June 30, 2022, we had cash of $5,077 compared to $15,504 at June 30, 2021. Our cash is held in bank deposit accounts. At June 30, 2022 and June 30, 2021, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2022 and 2021 was $12,644 and $13,910, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted from reduced operating costs, general and administrative expenses in 2022 and with increases in our operating assets of $422 and decreases in our operating liabilities of $914.

We used $60 cash for investing activities for the six months ended June 30, 2022, compared to $182 for the six months ended June 30, 2021. For the current period and comparable period, we purchased computer and other equipment.

We had an accumulated deficit as of June 30, 2022, of $202, 750, as well as a net loss attributable to BioSig Technologies, Inc. of $13,833 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily our PURE EP System) reach full commercial profitability.

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

The ongoing COVID-19 pandemic has resulted and continues to result in significant financial market volatility and uncertainty in recent months. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of June 30, 2022, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Equity Financing

ATM Sales Agreement

On May 17, 2022, the Company entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC to act as the Company’s sales agent or principal (“Agent”), with respect to the issuance and sale of up to $10.0 million of the Company’s shares of common stock, par value $0.001 per share (the “Shares”), from time to time in an at-the-market public offering.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Virtu Americas LLC may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The Company may sell the common stock in amounts and at times to be determined by the Company from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any of the common stock under the Sales Agreement. The Company or Virtu Americas LLC may suspend or terminate the offering of common stock upon notice to the other party and subject to other conditions. Virtu Americas LLC will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

The Company will pay Agent a commission of up to 3.0% of the gross proceeds from the sale of the common stock pursuant to the Sales Agreement.

The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The common stock was sold and issued pursuant the Company’s shelf registration statement on Form S-3 (File No. 333-251859), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

Sale of common stock

On June 24, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), which was amended and restated on June 28, 2022 (the “Amended and Restated Underwriting Agreement”), relating to a best-efforts public offering of 4,341,667 shares of the Company’s common stock (the “Shares”). The public offering price of the Shares was $0.75 per share. After the underwriting discounts, which includes a reduced discount with respect to certain Company-introduced investors, and offering expenses, the Company received net proceeds from the offering of approximately $2,818,000.

Pursuant to the Amended and Restated Underwriting Agreement, the Company issued to the Underwriter, or its designees warrants to purchase up to an aggregate 217,083 shares of common stock, or 5% of the number of common stock sold in the offering. The underwriter warrants are exercisable following the date of issuance and ending five years from the date of the execution of the Underwriting Agreement, at a price per share equal to $0.90 per share (120% of the public offering price per share) and are exercisable on a “cashless” basis. The Company also agreed to reimburse the Underwriter for certain of their out-of-pocket expenses incurred in connection with the offering, including, among other things, the reasonable fees and expenses of counsel, which fees and expenses may not exceed $125,000.

The Shares were sold and issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration Statement No. 333-251859) previously filed with the Securities and Exchange Commission and declared effective by the Securities and Exchange Commission on January 12, 2021. A preliminary prospectus supplement and prospectus supplement and the accompanying prospectus relating to the offering have been filed with the Securities and Exchange Commission. The offering closed on June 29, 2022.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

Our common stock is listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as minimum bid price requirements, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On July 14, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between May 31, 2022, through July 13, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until January 10, 2023 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1	ATM Sales Agreement, dated May 17, 2022, by and between BioSig Technologies, Inc. and Virtu Americas LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on May 17, 2022)
1.2	Underwriting Agreement, dated June 24, 2022, by and between BioSig Technologies, Inc. and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on June 29, 2022)
1.3

Amended and Restated Underwriting Agreement, dated June 28, 2022, by and between BioSig Technologies, Inc. and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 1.2 to the Form 8-K filed on June 29, 2022)

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

3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
4.1	Form of Warrant (incorporated by reference to the Exhibit 4.1 to the Form 8-K filed on March 24, 2022)
4.2	Form of Underwriter Warrant (incorporated by reference to the Exhibit 4.1 to the Form 8-K filed on June 29, 2022)
10.1	Form of Securities Purchase Agreement (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on March 24, 2022)
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: August 15, 2022	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)