Form 10-Q
period 2022-09-30
BioSig Technologies, Inc.
filed 2022-11-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 48,020,467 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$887	$11,659
Accounts receivable	5	-
Inventory	1,691	1,881
Net investment in leases, short term	50	-
Prepaid expenses and vendor deposits	456	354
Total current assets	3,089	13,894

Property and equipment, net	685	652

Right-to-use assets, net	819	604

Other assets:
Net investment in leases, long term	66	-
Patents, net	312	326
Other assets	44	43

Total assets	$5,015	$15,519

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $107 and $86 to related parties as of September 30, 2022 and December 31, 2021, respectively	$2,092	$2,179
Deferred revenue, short term	13	32
Dividends payable	89	82
Lease liability, short term	346	283
Total current liabilities	2,540	2,576

Deferred revenue, long term	-	5
Lease liability, long term	536	373
Total long term liabilities	536	378

Total liabilities	3,076	2,954

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of September 30, 2022 and December 31, 2021	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 45,797,952 and 35,567,180 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	46	36
Additional paid in capital	210,792	201,127
Accumulated deficit	(209,016)	(188,922)
Total stockholders' equity attributable to BioSig Technologies, Inc.	1,822	12,241
Non-controlling interest	12	219
Total equity	1,834	12,460

Total liabilities and equity	$5,015	$15,519

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue:
Product	$127	$100	$127	$414
Service	8	8	24	19
Total revenue	135	108	151	433

Cost of revenue	30	38	30	199

Gross profit	105	70	121	234

Operating expenses:
Research and development	1,733	1,315	4,701	4,248
General and administrative	4,774	6,505	15,477	20,256
Depreciation and amortization	84	51	210	142
Total operating expenses	6,591	7,871	20,388	24,646

Loss from operations	(6,486)	(7,801)	(20,267)	(24,412)

Other income (expense):
Interest income, net	1	1	1	2
Gain on settlement of debt	-	553	-	553

Loss before income taxes	(6,485)	(7,247)	(20,266)	(23,857)

Income taxes (benefit)	-	-	-	-

Net loss	(6,485)	(7,247)	(20,266)	(23,857)

Non-controlling interest	113	(6)	172	584

Net loss attributable to BioSig Technologies, Inc.	(6,372)	(7,253)	(20,094)	(23,273)

Preferred stock dividend	(2)	(2)	(7)	(7)
Preferred stock deemed dividend	(17)	-	(125)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,391)	$(7,255)	$(20,226)	$(23,280)

Net loss per common share, basic and diluted	$(0.14)	$(0.21)	$(0.50)	$(0.71)

Weighted average number of common shares outstanding, basic and diluted	45,015,574	34,856,502	40,311,669	32,881,932

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	35,567,180	$36	$201,127	$(188,922)	$219	$12,460
Common stock issued for services	1,312,500	1	1,600	-	-	1,601
Change in fair value of modified options	-	-	15	-	-	15
Sale of common stock and warrants, net transactional costs of $3	2,613,130	2	3,000	-	-	3,002
Stock based compensation	66,249	*	500	-	(101)	399
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,963)	(102)	(8,065)
Balance, March 31, 2022 (unaudited)	39,559,059	39	206,240	(196,885)	16	9,410
Common stock issued for services	567,500	1	482	-	-	483
Sale of common stock under At-the-market offering, net of transaction expenses of $46	322,404	*	302	-	-	302
Sale of common stock, net transactional costs of $438	4,341,667	5	2,813	-	-	2,818
Issuance of subsidiary stock in settlement of debt to parent	-	-	(292)	-	292	-
Stock based compensation	21,250	*	(86)	-	(231)	(317)
Accretion of deemed preferred stock dividend	-	-	108	-	-	108
Deemed preferred stock dividend	-	-	(108)	-	-	(108)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(5,759)	43	(5,716)
Balance, June 30, 2022 (unaudited)	44,811,880	45	209,456	(202,644)	120	6,977
Sale of common stock under At-the-market offering, net of transaction expenses of $21	914,822	1	806	-	-	807
Stock based compensation	71,250	*	532	-	5	537
Accretion of deemed preferred stock dividend	-	-	17	-	-	17
Deemed preferred stock dividend		-	(17)	-	-	(17)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(6,372)	(113)	(6,485)
Balance, September 30, 2022 (unaudited)	45,797,952	$46	$210,792	$(209,016)	$12	$1,834

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172
Common stock issued for services	406,692	*	1,777	-	-	1,777
Common stock issued upon exercise of options at $2.96 per share	9,375	*	28	-	-	28
Sale of common stock under At-the-market offering, net of transaction expenses of $40	251,720	*	1,300	-	-	1,300
Stock based compensation	682,202	1	721	-	20	742
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(8,319)	(240)	(8,559)
Balance, March 31, 2021 (unaudited)	32,114,781	32	185,168	(165,324)	582	20,458
Common stock issued for services	36,948	*	140	-	-	140
Change in fair value of modified options	-	-	313	-	8	321
Stock based compensation	53,750	*	1,518	-	134	1,652
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(7,701)	(350)	(8,051)
Balance, June 30, 2021 (unaudited)	32,205,479	32	187,136	(173,025)	374	14,517
Sale of common stock , net of transactional costs of $995	2,500,000	3	9,002	-	-	9,005
Common stock for services	409,631	*	1,354	-	-	1,354
Stock based compensation	139,750	*	890	-	58	948
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,253)	6	(7,247)
Balance, September 30, 2021 (unaudited)	35,254,860	$35	$198,380	$(180,278)	$438	$18,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,266)	$(23,857)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	210	142
Non-cash lease expense	244	334
Equity based compensation	2,703	6,613
Gain on settlement of debt	-	(553)
Change in fair value of modified options	15	321
Changes in operating assets and liabilities:
Accounts receivable	(5)	(100)
Employee advances	-	(50)
Lease receivables	(114)	-
Inventory	70	(1,113)
Prepaid expenses and other	(104)	(117)
Deferred revenue	(24)	45
Accounts payable and accrued expenses	(87)	(1,999)
Operating lease liabilities	(233)	(334)
Net cash used in operating activities	(17,591)	(20,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(110)	(398)
Net cash used in investing activity	(110)	(398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	5,820	9,005
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	1,109	1,300
Proceeds from exercise of options	-	28
Net cash provided by financing activities	6,929	10,333

Net decrease in cash and cash equivalents	(10,772)	(10,733)

Cash, beginning of the period	11,659	28,268
Cash, end of the period	$887	$17,535

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Dividend payable on preferred stock charged to additional paid in capital	$7	$7
Series C convertible preferred stock deemed dividend	$125	$-
Record right-to-use assets and related lease liability	$502	$800

The accompanying notes are an integral part of these Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had a majority interest in ViralClear of 69.08%.

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

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 31, 2022.

COVID-19

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the pandemic and its ongoing effects continues to evolve, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delays to our commercialization objectives of the PURE EP Systems into the end of 2022.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company is continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business, but at this time does not expect the Inflation Reduction Act to have a material impact on our financial results.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2022, the Company had cash of $0.9 million and working capital of $0.5 million. During the nine months ended September 30, 2022, the Company used net cash in operating activities of $17.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from sale of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

The Company’s plans to mitigate these conditions include the continued commercialization of the PURE EP System and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. The Company’s strategic shift from a focus on technology development to commercialization will allow the Company to significantly reduce operating expenses.

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

Revenue Recognition

The Company derives its revenue primarily from the sale and lease of its medical device, the PURE EP™ System, and well as related support and maintenance services and software upgrades in connection with the system.

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 842, Leases (“ASC 842”) for lease components and ASC 606, Revenue from Contracts with Customers (“ASC 606”) for non-lease components. For medical device sales, the Company recognize revenue under ASC 606.

The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Under ASC 606, the Company determines revenue recognition through the following five steps:

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

On July 1, 2022, the Company entered a lease for our PURE EP system at a rate of $4,333 per month. The term of the lease is for 30 months with an option provided to extend for an addition one year. The lease also has an option to purchase at the end of the lease at the fair market value. The Company accounts for the lease in accordance with ASC 842 and ASC 606.

The Company determined the lease meets the criteria of a sales-type lease whereby the present value of the future expected revenue (less the present value of the estimated unguaranteed residual value), cost of sales and profit and loss are recognized at the lease inception. Non-lease components are recognized under ASC 606. The discount rate utilized was the contract explicit rate of 2% per annum. (See Note 6 – Lease Receivables)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

A reconciliation of contract liabilities with customers for the nine months ended September 30, 2022 and 2021, are presented below:

Nine months ended September 30, 2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at September 30, 2022 (000’s)
Service revenue	$37	$-	$(24)	$13

Nine months ended September 30, 2021:

	Balance at December 31, 2020 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at September 30, 2021 (000’s)
Product revenue	$-	$414	$(414)	$-
Service revenue	-	64	(19)	45
Total	$-	$478	$(433)	$45

The table below summarizes our deferred revenue as of September 30, 2022 and December 31, 2021:

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Deferred revenue-current	$13	$32
Deferred revenue-noncurrent	-	5
Total deferred revenue	$13	$37

The Company had one customer which accounts for approximately 94% of our revenue in the three months ended September 30, 2022 and two customers which accounted for approximately 84% and 16% of their revenue in the nine months ended September 30, 2022.

We had one customer which accounted for approximately 93% of our revenue in the three months ended September 30, 2021 and two customers which accounted for approximately 69% and 31% of our revenue in the nine months ended September 30, 2021.

At September 30, 2022, the Company had one customer representing 100% of the outstanding accounts receivable.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP system for the three and nine months ended September 30, 2022 and 2021.

Cost of Revenue

Cost of revenue consists primarily of the delivered cost of our medical device(s) sold or the leased under a sales-type lease.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at September 30, 2022 and December 31, 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the three and nine months ended September 30, 2022 and 2021, bad debt expense totaled $0.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At September 30, 2022 and December 31, 2021, deposits in excess of FDIC limits were $0.06 million and $11.2 million, respectively.

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

Inventory

The inventory is comprised of raw materials and finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory at September 30, 2022 and December 31, 2021, inventory was comprised of the following:

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Raw materials	$176	$-
Finished goods	1,515	1,881
Total inventory	$1,691	$1,881

Prepaid Expenses and Vendor Deposits

Prepaid expenses and vendor deposits are comprised of prepaid insurance, operating expenses and other prepayments.

Leases (lessee)

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Leases (lessor)

The Company classifies contractual lease arrangements entered as a lessor as a sales-type, direct financing or operating lease as described in ASC 842-Leases. For sales-type leases, the Company derecognizes the leased asset and recognizes the lease investment on the balance sheet.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings.

Other Assets:

Other assets are comprised of the following:

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Security deposits	$43	$42
Trademarks	1	1
Total other assets	$44	$43

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and nine months ended September 30, 2022 and 2021.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.7 million and $4.7 million for the three and nine months ended September 30, 2022; $1.3 million and $4.2 million for the three and nine months ended September 30, 2021, respectively.

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

The computation of basic and diluted loss per share as of September 30, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2022	September 30, 2021
Series C convertible preferred stock	255,269	64,292
Options to purchase common stock	4,735,484	4,037,122
Warrants to purchase common stock	3,649,123	818,910
Restricted stock units to acquire common stock	190,000	182,500
Totals	8,829,876	5,102,824

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and nine months ended September 30, 2022, the Company recorded amortization of $4,751 and $14,254; and $4,751 and $14,254 for the three and nine months ended September 30, 2021 to current period operations, respectively.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear is 69.08% and the non-controlling stockholders’ interest is 30.92% as of September 30, 2022. This is reflected in the unaudited condensed consolidated statements of changes in equity.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), and ASC 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Computer equipment	$397	$383
Furniture and fixtures	85	88
Manufacturing equipment	344	286
Testing/Demo equipment	298	145
Leasehold improvements	84	79
Total	1,208	981
Less accumulated depreciation	(523)	(329)
Property and equipment, net	$685	$652

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Depreciation expense was $79,312 and $195,937 for three and nine months ended September 30, 2022 and $46,205 and $128,152 for the three and nine months ended September 30, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company had outstanding four leases with aggregate payments of $32,143 per month, expiring through July 31, 2025.

Right to use assets is summarized below:

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Right to use asset	$1,087	$803
Less accumulated amortization	(268)	(199)
Right to use assets, net	$819	$604

During the three and nine months ended September 30, 2022, the Company recorded $116,725 and $333,071 and $120,127 and $365,366 for the three and nine months ended September 30, 2021 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Total lease liability	$882	$656
Less: short term portion	(346)	(283)
Long term portion	$536	$373

Maturity analysis under these lease agreements are as follows (000’s):

Three months ended December 31, 2022	$98
Year ended December 31, 2023	393
Year ended December 31, 2024	370
Year ended December 31, 2025	106
Total	967
Less: Present value discount	(85)
Lease liability	$882

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Lease expense for the three months ended September 30, 2022 and 2021 was comprised of the following:

	September 30, 2022 (000’s)	September 30, 2021 (000’s)
Operating lease expense	$78	$105
Short-term lease expense	10	15
Variable lease expense	29	-
Total	$117	$120

Lease expense for the nine months ended September 30, 2022 and 2021 was comprised of the following:

	September 30, 2022 (000’s)	September 30, 2021 (000’s)
Operating lease expense	$244	$334
Short-term lease expense	28	31
Variable lease expense	61	-
Total	$333	$365

NOTE 6 – LEASE RECIEVABLES

On July 1, 2022, the Company entered a lease for our Pure EP system at a rate of $4,333 per month. The term of the lease is for 30 months with an option provided to extend for an addition one year. The lease also has an option to purchase at the end of the lease at the fair market value.

The Company determined the lease meets the criteria of a sales-type lease whereby the present value of the future expected revenue (less the present value of the estimated unguaranteed residual value), cost of sales and profit and loss are recognized at the lease inception. The discount rate utilized was the contract explicit rate of 2% per annum. The present value of the unguaranteed residual assets of $2 are included in net investment in leases in the balance sheet.

A reconciliation of lease receivables with customers for the nine months ended September 30, 2022 is presented below (none for 2021):

Nine months ended September 30, 2022:

	Balance at December 31, 2021 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Balance at September 30, 2022 (000’s)
Contract asset	$-	$127	$(13)	$-	$114
Less current portion	-			-	(50)
Noncurrent portion	$-	$127	$(13)		$64

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Future cash flows under this lease agreement are as follows (000’s):

Three month ended December 31, 2022	$13
Year ended December 31, 2023	52
Year ended December 31, 2024	52
Total	117
Less: Present value discount	(3)
Net investment in leases	$114

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2022 and December 31, 2021 consist of the following:

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Accrued accounting and legal	$319	$204
Accrued reimbursements and travel	51	56
Accrued consulting	225	264
Accrued research and development expenses	598	367
Accrued product purchases	-	1
Accrued marketing	268	38
Accrued office and other	113	84
Accrued payroll	505	552
Accrued settlement related to arbitration	13	613
	$2,092	$2,179

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2022 and December 31, 2021, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of September 30, 2022 and December 31, 2021, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company had 105 shares of Series C Preferred stock issued and outstanding. During the nine months ended September 30, 2022, the conversion price of the Series C Preferred stock was reset from $2.27 per share to $0.63 per share. As such, the Company recorded a noncash deemed dividend of $124,953 during the nine months ended September 30, 2022.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2022 and December 31, 2021, the Company had 45,797,952 and 35,567,180 shares issued and outstanding, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

During the nine months ended September 30, 2022, the Company issued 1,880,000 shares of common stock for services at a fair value of $2,083,500.

During the nine months ended September 30, 2022, the Company issued an aggregate of 158,749 shares of its common stock for vested restricted stock units.

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

The Company will pay Agent a commission of up to 2.5% of the gross proceeds from the sale of the common stock pursuant to the Sales Agreement.

From May 19, 2022 through September 28, 2022, the Company sold 1,237,226 shares of its common stock through the Sales Agreement for net proceeds of $1,108,716, after transactional costs of $67,130.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 1,144,023 shares remaining available for future issuance of awards under the terms of the Plan as of September 30, 2022.

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

During the nine months ended September 30, 2022, the Company granted an aggregate of 1,278,000 options to officers, directors and key consultants.

The following table presents information related to stock options at September 30, 2022:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 1.00	248,000	9.8	50,000
1.00-1.99	1,030,000	8.4	65,000
2.00-2.99	875,375	9.1	474,375
3.00-3.99	437,466	3.9	406,215
4.00-4.99	1,270,916	5.0	1,077,147
5.00-5.99	156,132	6.4	133,210
6.00-6.99	366,542	5.0	348,350
7.00-7.99	157,720	6.0	151,054
Over 8.00	193,333	4.7	183,319
	4,735,484	6.7	2,888,670

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2022 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Shares	Average Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	4,568,484	$4.57	6.9	$-
Grants	1,278,000	$1.20	10.0	$-
Forfeited/expired/canceled	(1,111,000)	$4.69
Outstanding at September 30, 2022	4,735,484	$3.63	6.7	$-
Exercisable at September 30, 2022	2,888,670	$4.66	5.7	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $0.64 as of September 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

During the nine months ended September 30, 2022, the Company granted an aggregate of 1,078,000 options to purchase the Company’s common stock in connection with services rendered at exercise prices from $0.80 to $1.72 per share for a term of ten years from issuance with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter for two years.

During the nine months ended September 30, 2022, the Company granted an aggregate of 100,000 options to purchase the Company’s common stock in connection with addition of two board members at exercise prices from $0.82 to $0.87 per share for a term of ten years from issuance with half vesting immediately and half vesting at one year anniversary.

On February 7, 2022, the Company granted an aggregate of 100,000 options to purchase the company’s common stock in connection with the services rendered at the exercise price of $1.72 per share for a term of ten years with vesting on the quarterly for one year.

The following assumptions were used in determining the fair value of options during the nine months ended September 30, 2022:

Risk-free interest rate	1.17% - 4.06%
Dividend yield	0%
Stock price volatility	83.83% to 92.93%
Expected life	5.5 to 10 years
Weighted average grant date fair value	$0.85

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

The fair value of all options vesting during the three and nine months ended September 30, 2022 of $416,906 and $1,423,292 and $759,931 and $1,950,623 for the three and nine months ended September 30, 2021, respectively, was charged to current period operations. Unrecognized compensation expense of $1,894,247 at September 30, 2022 which the Company expects to recognize over a weighted average period of 1.02 years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at September 30, 2022:

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

A summary of the warrant activity for the nine months ended September 30, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	818,910	$5.74	5.3	$-
Issued	2,830,213	$1.36	3.4	-
Outstanding at September 30, 2022	3,649,123	$2.35	3.7	$-

Vested and expected to vest at September 30, 2022	3,649,123	$2.35	3.4	$-
Exercisable at September 30, 2022	3,649,123	$2.35	3.4	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $0.64 of September 30, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the nine months ended September 30, 2022:

Restricted shares issued as of December 31, 2021	141,250
Granted	237,500
Vested and issued	(158,749)
Forfeited	(30,001)
Vested restricted shares as of September 30, 2022	-
Unvested restricted shares as of September 30, 2022	190,000

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

On March 8, 2022, the Company granted an aggregate of 37,500 restricted stock units for services with 12,500 vesting upon achievement of certain performance conditions and 25,000 vesting quarterly for one year.

On May 6, 2022, the Company granted 50,000 restricted stock units for services vesting one year from the date of issuance.

On July 15, 2022, the Company granted 150,000 restricted stock units for services vesting monthly for six months from the date of issuance.

Stock based compensation expense related to restricted stock grants was $105,092 and $246,633 for the three and nine months ended September 30, 2022 and $63,266 and $773,381 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the stock-based compensation relating to restricted stock of $144,433 remains unamortized.

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

ViralClear Options

The following table presents information related to stock options at September 30, 2022:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	1.8	25,000

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

A summary of ViralClear’s stock option activity and related information for the Plan for the nine months ended September 30, 2022 is as follows:

			Weighted-Average
		Weighted-	Remaining	Aggregate
	Shares	Average Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2021	125,000	$5.00	7.2	$-
Forfeited/expired	(100,000)	$5.00
Outstanding at September 30, 2022	25,000	$5.00	1.8	$-
Exercisable at September 30, 2022	25,000	$5.00	1.8	$-

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

The fair value of all options vesting during the three and nine months ended September 30, 2022 of $0 and $36,520 and $36,521 and $109,562 for the three and nine months ended September 30 2021, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at September 30, 2022 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at September 30, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2022:

Restricted shares outstanding at December 31, 2021:	1,318,679
Forfeited	(240,000)
Total restricted shares outstanding at September 30, 2022:	1,078,679

Comprised of:
Vested restricted shares as of September 30, 2022	678,679
Unvested restricted shares as of September 30, 2022	400,000
Total	1,078,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $14,535 and $(1,086,628) for the three and nine months ended September 30, 2022 and $87,865 and $508,896 for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the stock-based compensation relating to restricted stock of $72,675 remains unamortized.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022 and December 31, 2021, the Company had a majority interest in ViralClear of 69.08% and 68.44%, respectively.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2022 (000’s):

Net loss	$(364)
Average Non-controlling interest percentage of profit/losses	31.0%
Net loss attributable to the non-controlling interest	$(113)

Net income attributable to the non-controlling interest for the three months ended September 30, 2021 (000’s):

Net income	$19
Average Non-controlling interest percentage of profit/losses	31.6%
Net income attributable to the non-controlling interest	$6

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2022 (000’s):

Net loss	$(549)
Average Non-controlling interest percentage of profit/losses	31.3%
Net loss attributable to the non-controlling interest	$(172)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2021 (000’s):

Net loss	$(1,953)
Average Non-controlling interest percentage of profit/losses	29.9%
Net loss attributable to the non-controlling interest	$(584)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2022 (000’s):

Balance, December 31, 2021	$219
Allocation of equity to non-controlling interest due to subsidiary shares issued in settlement of debt to parent	292
Allocation of equity to non-controlling interest due to equity-based compensation issued	(327)
Net loss attributable to non-controlling interest	(172)
Balance, September 30, 2022	$12

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

The Company is obligated to pay ASPI: i) a monthly service fee of $40,000 and ii) 10% commission on all New Account revenue, as defined, on a quarterly basis. At September 30, 2022 and December 31, 2021, accounts payable due under the contract was $41 and $0, respectively.

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

SEPTEMBER 30, 2022

(unaudited)

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

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and nine months ended September 30, 2022, the Company charged operations $57,044 and $192,572 and $61,313 and $189,740 for the three and nine months ended September 30, 2021, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of September 30, 2022, the Company had aggregate purchase commitments of approximately $2,366,375 for future services or products, some of which are subject to modification or cancellations.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

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

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2022 (000's)	Three Months Ended September 30, 2021 (000's)	Nine Months Ended September 30, 2022 (000's)	Nine Months Ended September 30, 2021 (000's)
Revenues (from external customers)
BioSig	$135	$108	$151	$433
ViralClear	-	-	-	-
NeuroClear	-	-	-	-
	$135	$108	$151	$433

	Three Months Ended September 30, 2022 (000's)	Three Months Ended September 30, 2021 (000's)	Nine Months Ended September 30, 2022 (000's)	Nine Months Ended September 30, 2021 (000's)
Operating Expenses:
BioSig	$6,226	$7,336	$19,836	$22,135
ViralClear	364	534	549	2,506
NeuroClear	1	1	3	5
	$6,591	$7,871	$20,388	$24,646

	Three Months Ended September 30, 2022 (000's)	Three Months Ended September 30, 2021 (000's)	Nine Months Ended September 30, 2022 (000's)	Nine Months Ended September 30, 2021 (000's)
Loss from Operations
BioSig	$(6,121)	$(7,266)	$(19,715)	$(21,901)
ViralClear	(364)	(534)	(549)	(2,506)
NeuroClear	(1)	(1)	(3)	(5)
	$(6,486)	$(7,801)	$(20,267)	$(24,412)

	September 30, 2022 (000’s)	December 31, 2021 (000’s)
Total Assets
BioSig	$4,699	$13,595
ViralClear	306	1,924
NeuroClear	10	-
	$5,015	$15,519

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

Accrued expenses related primarily to travel reimbursements and director fees due related parties as of September 30, 2022 and December 31, 2021 was $106,659 and $86,208, respectively.

During the three and nine months ended September 30, 2022 and 2021, the Company’s Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

NOTE 14 – SUBSEQUENT EVENTS

Equity Transactions

During the months of October and November 2022, the Company sold 1,635,015 shares of its common stock through an At-the-Market Sales Agreement for net proceeds of $907,003, after transactional costs of $23,257.

On October 13, 2022, the Company issued 2,500 shares of its common stock for vested restricted stock units.

On October 18, 2022, the Company issued 25,000 shares of its common stock for vested restricted stock units.

On October 26, 2022, the Company issued a restricted stock unit for 150,000 shares to a consultant for services rendered with 50,000 shares vesting immediately and 100,000 shares vesting in six months at the end of the consulting period upon successful performance under the agreement from the date of grant; valued at $75,030. The vested shares of 50,000 were issued on October 28, 2022.

On October 28, 2022, the Company issued a restricted stock unit for 50,000 shares to a consultant for services rendered, vesting over monthly over six months from the date of grant, valued at $25,500.

On November 3, 2022, the Company reduced the exercise price of 2,613,130 previously issued warrants from an exercise price of $1.40 per share to $0.25 per share only through November 10, 2022. From November 8 through November 10, 2022, the Company issued an aggregate of 510,000 shares of its common stock for the exercise of warrants for net proceeds of $127,500.

Sales-type Lease

On October 1, 2022, the Company entered into a lease for our PURE EP system at a rate of $4,333 per month. The term of the lease is for 30 months with an option provided to extend for an additional one year. The lease also has an option to purchase at the end of the lease at the fair market value.

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

Business Overview

BioSig Technologies, Inc.

BioSig Technologies is a medical technology company commercializing an advanced digital signal processing technology platform to deliver never-before-seen insights to the treatment of cardiovascular arrhythmias. Through collaboration with physicians, experts, and healthcare leaders across the field of electrophysiology (EP), we are committed to addressing healthcare’s biggest priorities — saving time, saving costs, and saving lives.

Our first product, the PURE EP™ System, is an FDA 510(k) cleared non-invasive class II device, with newly released software including our ACCUVIZ™ Module introducing the proprietary High Frequency Algorithm (HFA). HFA is a novel feature that identifies the key frequency components of cardiac data that can be difficult to identify within the traditional waveform presentation. Other unique software functionalities—including Automatic Tachycardia Characterization (ATC) and TRUSOURCE Analysis & Report—aim to improve clinical workflow and deliver clear, actionable insights to today's electrophysiologist during cardiac catheter ablation, a procedure that involves delivery of energy through the tip of a catheter to correct heart rhythm disturbances (arrhythmias).

The PURE EP System is currently in a national commercial launch and in regular use at healthcare systems, such as Mayo Clinic, Texas Cardiac Arrhythmia Institute, Cleveland Clinic, and Kansas City Heart Rhythm Institute. In a blinded clinical study published in the Journal of Cardiovascular Electrophysiology, electrophysiologists rated PURE EP™ as equivalent or superior to conventional systems for 93.6% of signal samples, with 75.2% earning a superior rating.

In July 2022, we entered into our first national purchasing agreement with HCA Management Services, L.P. whereby Kansas City Heart Institute at Overland Park Regional Medical Center in Kansas City, Missouri acquired our Pure EP system under the terms of the new agreement with a 30-month lease of the system. Following Overland Park, the San Antonio Methodist Hospital purchased the PURE EP System under the same terms in October 2022.

In August 2022, we installed a second evaluation system at the Cleveland Clinic - both Main and Fairview campuses of Cleveland Clinic’s Heart, Vascular & Thoracic Institute are now evaluating PURE EP™. The additional installation will support the medical center’s clinical evaluation of the PURE EP™ System and expand physician access to our signal processing technology. To date, Cleveland Clinic has performed over 60 cases with 18 electrophysiologists utilizing the system. Additionally, we recently expanded our clinical footprint in the Midwest with evaluation agreements at the leading medical centers in Illinois and Wisconsin.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols. At Mayo Clinic in Rochester, Minnesota, we have performed twenty-seven experiments (including novel research programs such as Artificial Intelligence, or AI, and repolarization) in various animal models; we also conducted a pre-clinical study at the Mount Sinai Hospital in New York, New York, with an emphasis on the VT model; and six experiments to date during a study at the University of Pennsylvania. We intend to continue additional research and development studies with our technology at institutions including Mayo Clinic and Cleveland Clinic.

Our owned patent portfolio now includes 15 issued utility patents. Twenty two additional worldwide utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures. We also have two pending U.S. patent applications directed to artificial intelligence (AI). We also have 30 allowed/issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals. Finally, we have licenses to 4 patents and 17 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending. These patents and applications are generally directed to electroporation and stimulation.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. As of September 30, 2022, the Company retains 69.08% ownership of ViralClear.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended September 30, 2022 totaled $135 comprised of product sales of $127 and recognized service revenue of $8 as compared to $108 for the three months ended September 30, 2021 comprised of product sales of $100 and recognized service revenue of $8.

We derive our revenue primarily from the sale and lease of our medical device, PURE EP system, as well as related support and maintenance services and software upgrades in connection with the system.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 842, Leases for lease components and ASC 606, Revenue from Contracts with Customers (“ASC 606”) for non-lease components. For medical device sales, we recognize revenue under ASC 606.

The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Cost of revenue for the three months ended September 30, 2022, was $30 as compared to $38 for the three months ended September 30, 2021.

Gross profit from the three months ended September 30, 2022 was $105, or 77.8%, as compared to $70, or 64.8%, for the three months ended September 30, 2021.

In 2021, we had limited release of our product and our commercial launch began July 1, 2022.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2022 were $1,733, an increase of $418, or 31.8%, from $1,315 for the three months ended September 30, 2021. The increase is primarily due to increased design work and staffing levels for the three months ended September 30 2022 as compared to three months ended September 30, 2021. Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2022	September 30, 2021
Salaries and equity compensation	$854	$751
Consulting expenses	193	177
Research and clinical studies and design work	556	190
Data/AI development	19	84
Regulatory	7	68
Travel, supplies, other	104	45
Total	$1,733	$1,315

Stock based compensation for research and development personnel was $115 and $371 for the three months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2022 were $4,774, a decrease of $1,731, or 26.6%, from $6,505 incurred in the three months ended September 30, 2021. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $1,947 in the current period from $2,134 for the three months ended September 30, 2021, a decrease of $187, or 8.8%. The decrease was primarily due to staff changes and mix in commercialization, sales and general and administration in the BioSig segment. We incurred $422 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees, and consultants for the three months ended September 30, 2022, as compared to $1,931 in stock-based compensation for the same period in 2021, a decrease of $1,509 or 78.1%.

Professional services for the three months ended September 30, 2022, totaled $293, an increase of $22, or 8.1%, from the $271 recognized for the three months ended September 30, 2021. Of professional services, legal fees totaled $188 for the three months ended September 30, 2022, a decrease of $34, or 15.3%, from $222 incurred for the three months ended September 30, 2021. The decrease is primarily due to costs incurred in 2021 for financing, contract work and patent filings for the BioSig segment not incurred in current period. Accounting fees incurred in the three months ended September 30, 2022, amounted to $19, a decrease of $19, or 50.0%, from $38 incurred in same period the prior year. In 2021, we incurred added audit costs for both the BioSig and ViralClear segments.

Consulting, public and investor relations fees for the three months ended September 30, 2022 were $1,663 as compared to $1,005 incurred for the three months ended September 30, 2021, an increase of $658, or 65.5%. The increase in consulting, marketing and investor relations fees during the three months ended September 30, 2022 related to our efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the three months ended September 30, 2022 were $315, an increase of $3, or 1.0%, from $312 incurred in the three months ended September 30, 2021. Travel, meals and entertainment costs include travel related to business development and financing.

Rent for the three months ended September 30, 2022 totaled $109, a decrease of $10, or 8.4%, from $119 incurred in three months ended September 30, 2021. The decrease in rent for 2022 as compared to 2021 is due primarily to a lower negotiated rent for our Los Angeles offices beginning July 1, 2021 and reduction of our rent in our Connecticut headquarters with our move to a larger facility in September 2021 as compared to 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2022 totaled $84, an increase of $33, or 64.7%, over the expense of $51 incurred in the three months ended September 30, 2021, as a result of the adding additional office computers, manufacturing and other equipment.

Preferred Stock Dividends. Preferred stock dividend for the three months ended September 30, 2022 and 2021 totaled $2. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $0.75 to $0.63 in the third quarter of 2022, therefore we recorded a noncash deemed preferred stock dividend of $17 during the three months ended September 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2022 was $6,391 compared to a net loss of $7,255 for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 (000’s)

Revenues and Cost of Goods Sold. Revenue for the nine months ended September 30, 2022 totaled $151 comprised of product sales of $127 and recognized service revenue of $24 as compared to $433 for the nine months ended September 30, 2021 comprised of product sales of $414 and recognized service revenue of $19.

We derive our revenue primarily from the sale and lease of our medical device, PURE EP system, as well as related support and maintenance services and software upgrades in connection with the system.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 842, Leases for lease components and ASC 606, Revenue from Contracts with Customers (“ASC 606”) for non-lease components. For medical device sales, we recognize revenue under ASC 606.

The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Cost of revenue sold for the nine months ended September 30, 2022, was $30 as compared to $199 for the nine months ended September 30, 2021.

Gross profit from the nine months ended September 30, 2022 was $121, or 80.1%, as compared to $234, or 54.0%, for the nine months ended September 30, 2021.

In 2021, we had limited release of our product and our commercial launch began in July 2022.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2022 were $4,701, an increase of $453, or 10.7%, from $4,248 for the nine months ended September 30, 2021. Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2022	September 30, 2021
Salaries and equity compensation	$3,013	$2,026
Consulting expenses	364	531
Research and clinical studies and design work	752	881
Acquired Research and Development	-	150
Data/AI development	97	295
Regulatory	36	136
Product development	-	15
Travel, supplies, other	439	214
Total	$4,701	$4,248

Stock based compensation for research and development personnel was $828 and $454 for the nine months ended September 30, 2022 and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2022 were $15,477, a decrease of $4,779, or 23.6%, from $20,256 incurred in the nine months ended September 30, 2021. This decrease is primarily due to reduction in the activities of our ViralClear segment, along with reductions is stock based compensation in 2022 as compared to 2021.

Payroll related expenses increased to $6,521 in the current period from $6,107 for the nine months ended September 30, 2021, an increase of $414, or 6.8%. The increase was primarily due to added staff in commercialization, sales and general and administration in the BioSig segment. We incurred $1,891 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2022 as compared to $6,480 in stock-based compensation for the same period in 2021, a decease of $4,589 or 70.8%.

Professional services for the nine months ended September 30, 2022, totaled $799, a decrease of $236, or 22.8%, from the $1,035 recognized for the nine months ended September 30, 2021. Of professional services, legal fees totaled $551 for the nine months ended September 30, 2022; a decrease of $227, or 29.2%, from $778 incurred for the nine months ended September 30, 2021. The decrease is primarily due to costs incurred in 2021 for financing, contract work and patent filings for the BioSig segment not incurred in current period. Accounting fees incurred in the nine months ended September 30, 2022, amounted to $162, an increase of $13, or 8.7%, from $149 incurred in same period the prior year. In 2022, we incurred added audit costs for both the BioSig and ViralClear segments.

Consulting, marketing, public and investor relations fees for the nine months ended September 30, 2022 were $3,043 as compared to $3,137 incurred for the nine months ended September 30, 2021, a decrease of $94, or 3.0%. The decrease in consulting, marketing and investor relations fees during the nine months ended September 30, 2022 related to our efficient efforts to develop our recognition throughout the medical industry in an effective manner.

Travel, meals and entertainment costs for the nine months ended September 30, 2022 were $879, an increase of $149, or 20.4%, from $730 incurred in the nine months ended September 30, 2021. Travel, meals and entertainment costs include travel related to business development and financing. The increase in 2022 was due to the lifting of various restrictions imposed by the COVID-19 outbreak leading to increased commercialization effort in 2022 as compared to 2021.

Rent for the nine months ended September 30, 2022 totaled $322, a decrease of $31, or 8.8%, from $353 incurred in nine months ended September 30, 2021. The decrease in rent for 2022 as compared to 2021 is due primarily to a lower negotiated rent for our Los Angeles offices beginning July 1, 2021 and reduction of our rent in our Connecticut headquarters with our move to a larger facility in September 2021 as compared to earlier 2021.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2022 totaled $210, an increase of $68, or 47.9%, over the expense of $142 incurred in the nine months ended September 30, 2021, as a result of the adding additional office computers, manufacturing and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2022 and 2021 totaled $7. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.27 to $0.63 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $125 during the nine months ended September 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the nine months ended September 30, 2022 was $20,226 compared to a net loss of $23,280 for the nine months ended September 30, 2021.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

On March 11, 2020, the World Health Organization (the “WHO”) declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the pandemic and its ongoing effects continues to evolve, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delays to our commercialization objectives of the PURE EP Systems into the end of 2022.

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. We are continuing to evaluate the Inflation Reduction Act and its requirements, as well as the application to our business, but at this time does not expect the Inflation Reduction Act to have a material impact on our financial results.

Liquidity, Capital Resources and Going Concern ($000’s)

As of September 30, 2022, we had a working capital of $549, comprised of cash of $887, accounts receivable of $5, inventory of $1,691, lease receivables of $50 and prepaid expenses and vendor deposits of $456, which was offset by $2,092 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $89 and current portions of deferred revenue of $13 and of lease liability of $346. For the nine months ended September 30, 2022, we used $17,591 of cash in operating activities and $110 of cash in investing activities.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021 (000’s)

Cash provided by financing activities totaled $6,929, comprised of proceeds from the sale of our common stock and warrants under direct offerings of $5,820, net of transactional expenses of $441, and $1,109 from the sale of our common stock under our at-the-market offering, net of transactional expenses of $67.

In the comparable period in 2021, our aggregate cash provided by financing activities totaled $10,333, comprised of proceeds from the sale of our common stock under direct offering of $9,005, proceeds from the sale of our common stock in an at-the-market offering of $1,300 and proceeds from exercise of options of $28. At September 30, 2022, we had cash of $887 compared to $17,535 at September 30, 2021. Our cash is held in bank deposit accounts. At September 30, 2022 and September 30, 2021, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2022 and 2021 was $17,591 and $20,668, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted from reduced operating costs, general and administrative expenses in 2022 and with increases in our operating assets of $153 and decreases in our operating liabilities of $344.

We used $110 cash for investing activities for the nine months ended September 30, 2022, compared to $398 for the nine months ended September 30, 2021. For the current period and comparable period, we purchased computer, manufacturing and other equipment.

We had an accumulated deficit as of September 30, 2022, of $209,016, as well as a net loss attributable to BioSig Technologies, Inc. of $20,226 and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily our PURE EP System) reach full commercial profitability.

These conditions raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation is that these conditions will continue for the foreseeable future. We will require additional financing to fund future operations. Although we have commercial products available for sale, we have not generated significant revenues to date, and there is no assurance that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any additional products will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions, or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

The COVID-19 pandemic and its ongoing effects has resulted and continues to result in significant financial market volatility and uncertainty in recent months. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the ongoing military conflict between Russia and Ukraine.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of September 30, 2022, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand, as such we record the Series C Preferred Stock as temporary equity on our consolidated balance sheet . We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Revenue Recognition

We derive our revenue primarily from the sale or lease of our medical device, the PURE EP™ System, as well as related support and maintenance services and software upgrades in connection with the system.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 842, Leases (“ASC 842”) for lease components and ASC 606, Revenue from Contracts with Customers (“ASC 606”) for non-lease components. For medical device sales, the Company recognize revenue under ASC 606.

The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Under ASC 606, the Company determines revenue recognition through the following five steps:

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

On October 20, 2022, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between [September 7, 2022, through October 19, 2022], we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until [April 17, 2023] (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).]

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

BIOSIG TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Steven Chaussy
Steven Chaussy
Chief Financial Officer (Principal Accounting Officer)