Form 10-K
period 2022-12-31
BioSig Technologies, Inc.
filed 2023-03-31
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

Commission File Number 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware		26-4333375
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

55 Greens Farms Road, 1st Floor Westport, CT	06880	(203) 409-5444
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022, based on the price at which the common stock was last sold on such date, is $28,093,855. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of March 30, 2023, there were 66,857,687 shares of the registrant’s common stock outstanding.

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

On November 7, 2018, we formed a subsidiary under the laws of the State of Delaware, originally under the name of NeuroClear Technologies, Inc., for the purpose of pursuing additional applications of the PURE EP™ signal processing technology outside of the field of cardiac electrophysiology. In March 2020, it was renamed ViralClear Pharmaceuticals, Inc. (“ViralClear”). As of March 30, 2023, the Company retains 69.08% ownership of ViralClear. ViralClear’s Business Overview can be found on page 15.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc. (“NeuroClear”), a Delaware corporation, to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology. We own 100% of the outstanding shares of common stock as of March 30, 2023 and the subsidiary is currently dormant. NeuroClear’s Business Overview can be found on page 17.

Business Overview

BioSig Technologies is a medical device company commercializing an advanced digital signal processing technology platform to deliver insights to the treatment of cardiovascular arrhythmias. Through collaboration with physicians, experts, and healthcare leaders across the field of electrophysiology (EP), we are committed to addressing healthcare’s biggest priorities — saving time, saving costs, and saving lives.

Our first product, the PURE EP™ System, is an FDA 510(k) cleared non-invasive class II device consisting of a unique combination of hardware and software designed to provide unprecedented signal clarity and precision for real-time visualization of intracardiac signals paving the way for personalized patient care. Integrating with existing systems in the EP lab, PURE EP™ is designed to accurately pinpoint even the most complex signals to maximize procedural success and efficiency.

PURE EP™ Software Version 6 with ACCUVIZ™ Module released late 2022, is the first to be designed and launched by the Company’s new commercial and operations team and represents the most advanced iteration of the Company’s digital signal processing technology. Software Version 6 delivers a new level of efficiency enabling unlimited, real-time analysis of intracardiac signals. In addition, the new ACCUVIZ™ Module introduces advanced signal processing automation, elevated visualization of clear cardiac signal information, and even smarter workflows.

PURE EP™ System’s software includes our proprietary High Frequency Algorithm (HFA); a novel feature that identifies the key frequency components of cardiac data that can be difficult to identify within the traditional waveform presentation. We believe that a limitation of traditional systems is that they only display data as voltage over time. PURE EP™ adds visibility to cardiac frequency data. By focusing on signals above 200Hz, HFA aims to eliminate RF frequencies to retain clear focus on the signals targeted for ablation.

Other unique software functionalities—including Automatic Tachycardia Characterization (ATC) and TRUSOURCE™ Analysis & Report—aim to improve clinical workflow and deliver clear, actionable insights to today's electrophysiologist during cardiac catheter procedures.

By capturing critical cardiac signals—even the most complex, the PURE EP™ System is designed to enhance clinical decision-making and improve clinical workflow for all types of arrhythmias - even the most challenging procedures for cardiac arrhythmias, like ventricular tachycardia (VT) and atrial fibrillation (AF).

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

More recently, results from a randomized study (Redo AF Sub Study), demonstrated the PURE EP™ System’s potential to promote shorter procedural times and higher cost savings during catheter ablations. Study results demonstrated that the PURE EP™ System led to a mean procedure time reduction of 11.3 minutes. Given that the mean cost of operating room time is approximately $37 per minute (ClinicalTrials.gov Identifier: NCT04964440), the procedural time savings demonstrated by the PURE EP™ System suggest potential cost savings of approximately $418.10 per procedure. While this suggests that PURE EP™ might promote shorter procedural times, further studies are underway.

In July 2022, we entered into our first national purchasing agreement with HCA Management Services, L.P. whereby Kansas City Heart Rhythm Institute at Overland Park Regional Medical Center in Kansas City, Missouri acquired our PURE EP System under the terms of the new agreement with a 30-month lease of the system. Following Overland Park, the San Antonio Methodist Hospital purchased the PURE EP System under the same terms in October 2022.

In August 2022, we installed a second evaluation system at the Cleveland Clinic - both Main and Fairview campuses of Cleveland Clinic’s Heart, Vascular & Thoracic Institute are now evaluating PURE EP™. The additional installation will support the medical center’s clinical evaluation of the PURE EP™ System and expand physician access to our signal processing technology.  Additionally, we recently expanded our clinical footprint in the Midwest with evaluation agreements at leading medical centers in Illinois and Wisconsin.

On January 10, 2023, we announced that Bellin Health entered into an agreement to acquire a PURE EP™ System. Through a formal evaluation, Bellin reported that clear cardiac signals positively impacted procedural efficiency resulting in cost savings per procedure.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols at Mayo Clinic in Rochester, Minnesota (including novel research programs such as Artificial Intelligence, or AI, and repolarization), we also conducted studies at Mount Sinai Hospital in New York, New York, the University of Pennsylvania, and Cleveland Clinic. We intend to continue additional research and development studies with our technology at institutions including Mayo Clinic and Cleveland Clinic – a Research Agreement was signed with the Cleveland Clinic to explore expanded applications for our digital signal processing technology.

Over 3,000 procedures have been performed using the PURE EP™ System with more than 80 physicians at 21 hospitals across the United States.

Our patent portfolio now includes 25 (issued/allowed) issued utility patents (18 utility patents where BioSig is at least one of the applicants). Thirty four additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (thirty four U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). Two of these pending U.S. patent applications are directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, of the 34 patent applications mentioned above, we have licenses to 7 patents and 13 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (7 patents and 13 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

Recent Developments

Appointment of Chief Financial Officer

On February 2, 2023, we appointed Mr. Steve Buhaly as our Chief Financial Officer of the Company, whose employment commenced on February 6, 2023. Mr. Buhaly brings to the Company over thirty years of experience in finance, accounting, general management, product development and manufacturing. In connection with his appointment, Mr. Buhaly’s annual base salary will be $100,000, less applicable payroll deductions and tax withholdings.

Private Placements

During the period from November 2022 through March 2023, we completed nine private placement transactions were we sold shares and warrants to certain institutional and accredited investors, consisting of (i) an aggregate of 14,203,367 shares of our common stock, at purchase prices ranging from $0.41 to $1.10928  per share, and (ii) warrants to purchase up to an aggregate of 5,330,949 shares of our common stock at exercise prices ranging from $0.4455 to $1.04678 with a weighted average exercise price of $0.71858  per share, for aggregate consideration of approximately $9.78 million.

In addition, pursuant to certain tail provisions in an engagement agreement, dated October 11, 2022, we had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), we issued to Laidlaw warrants to purchase an aggregate of 393,638 shares of common stock in connection with the transactions noted above.

In addition, pursuant to certain compensation provisions in an engagement agreement, dated February 24, 2023, we had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), we issued to Laidlaw warrants to purchase an aggregate of 117,076 shares of common stock in connection with the transactions noted above.

During October and November 2022, we sold 1,847,565 shares of our common stock for total net proceeds of approximately $990,000 under the At-the-Market Sales Agreement, or Sales Agreement, with Virtu Americas LLC, dated May 17, 2022. The Sales Agreement was terminated on November 30, 2022, effective December 1, 2022.

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

Catheter ablation is performed by an electrophysiologist (a specially trained cardiologist) in a specialized room in an EP lab. According to Health Research International, it is estimated that there are 7,340 global EP labs performing catheter ablations, each typically with an EP recording system costing an average of $160,000. According to Future Market Insights, global electrophysiology equipment and recording systems market value is worth $6.1 billion in 2022 (of which we estimate our addressable market to be $1.6 billion); and experts predict it is expected to be worth $17.55 billion by 2032, a CAGR of 10.94 percent.

Heart problems, including atrial fibrillation, cardiac arrest and heart failure, are on the rise among millennials because of unhealthy lifestyle choices like not getting enough exercise, smoking, and drinking too much alcohol. In addition, the growing geriatric population is susceptible to cardiovascular diseases which also may contribute to an increased demand in ablation procedures in forthcoming years. According to the World Health Organization, the number of individuals aged 65 years and over is projected to increase from 524 million in 2010 to 1.5 billion by 2050. Aging typically leads to several changes in heart and blood vessels, which result in an increased risk of cardiac disorders. Accordingly, as cardiac ablation is a safe and highly effective treatment for irregular heart rhythm, we believe population aging and lifestyle choices will drive the product demand in the future. Along with the expected increased disease burden, we believe that product advancements will significantly drive the industry expansion. Industry players operating in the market are continuously developing newer technologies to offer more successful outcomes, and the expected significant investment in research and development activities by these players is anticipated to lead to new product launches, thereby expanding the product availability.

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

For patients who are candidates for ablation, an EP study is necessary to define the targeted sites for the ablation procedure. Two common, yet complex, conditions for which ablation procedures are performed are AF and VT. Most cardiac arrhythmias are well understood, and ablation simply requires destroying a small area of heart tissue possessing electrical abnormality. In contrast, complex arrhythmias, such as AF and VT, have complex pathophysiology and, because knowledge of their origins and mechanisms are incomplete, ablation treatments for these arrhythmias are largely empirical. Furthermore, the length of these procedures, which typically last from 3-6 hours, exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests. Consequently, ablating AF and VT has been regarded as being extremely difficult. Therefore, access to these procedures has traditionally been limited to being performed by mainly well-trained cardiologists and high-volume centers. Particularly during ablations for persistent (chronic) AF, long procedures and extensive ablation are often required. These procedures could result in significant scarring and damage to heart tissue, although a study from a French Bordeaux group found “recovery of atrial contractile function” (the heart goes back to beating and contracting normally) in 98% of patients in sinus rhythm after six months of follow-up. However, less experienced centers that do extensive ablations do run the risk of compromising the pumping ability and transport function of the left atrium.

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

Recent studies suggest that COVID-19 may increase the risk of certain arrhythmias. In a meta-analysis of 19 observational studies with 21,653 patients hospitalized with COVID-19, the prevalence of AF was 11%. According to the studies, AF was higher in patients with severe versus non-severe COVID-19 (19% versus 3%).

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

EP Lab Environment and EP Recording Systems

The electrophysiology (EP) laboratory can be an extraordinarily noisy environment which degrades the quality of cardiac signals. Examining the causes of signal loss, or noise, in electrophysiological recordings can be time consuming and a series of trial-and-error exercises (Yasar, Nafi, “Causes of Noise in Electrophysiological Recordings”, June 28, 2021). Noise from the lab environment can substantially interfere with the conventional system’s ability to process and visualize low amplitude intracardiac signals – resulting in blind spots and loss of relevant data.

The cost of delivering high quality care to patients requires doing more with less — including the integration of innovative technology and continued learning. The potential for signal attenuation can introduce misleading physiologic fractionation, leading to greater time spent in expensive environments with no clarity on how to improve this. While catheter advancements have yielded many advantages in EP cases, the burden of capturing clarity of the signal (i.e. “chasing the signal”) remains on the shoulders of EPs as they rely on antiquated signal technology. We believe this can result in inefficiencies that create a clinical and economic burden. The shape and amplitude of electrocardiograms, unipolar and bipolar electrograms, and, consequently, reconstructed endocardial and epicardial maps, are influenced not only by electrophysiological and structural characteristics of the myocardial tissue involved, but with characteristics of the recording system. Amplitude and morphology of electrocardiogram and intracardiac signals are significantly affected by filters used to remove noise.  Because of the number of amplitude and interval measurements made during an EP study, it is imperative that the recording system faithfully acquires surface electrocardiogram and intracardiac electrograms.  We believe that the recording systems that are currently available on the market are ineffective in preserving the optimal amount of original information contained in the cardiac signals.

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

Our Product

The patented PURE EP™ System is designed to address long-standing limitations that slow and disrupt cardiac catheter ablation procedures, such as environmental lab noise from other equipment, signal saturation, slow signal recovery, and inaccurate display of fractionated potentials. PURE EP™ is a signal processing platform that combines advanced hardware and software to address known challenges associated to signal acquisition, to enable electrophysiologists to see more signals and analyze them in real-time. The device aims to minimize noise and artifacts from cardiac recordings and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and ablation procedures.

Cardiac catheter ablation is a procedure that involves delivery of energy through the tip of a catheter that scars or destroys heart tissue to correct heart rhythm disturbances. In August 2018, we received 510(k) clearance from the FDA to market our PURE EP™ System.

Our PURE EP™ System can record raw (unaltered) cardiac signals with multiple display options, low noise, and a large input signal dynamic range. This is achieved using a low-noise amplifier topology with minimal filtering to band-limit the signal and a high-resolution A/D converter. In addition, the PURE EP™ System can provide large-signal (e.g., from a defibrillator) input protection and radio frequency (RF) signal (e.g., from ablation) noise suppression. There is no need for gain switching in this architecture, and the full range of input signals is digitized with high resolution.

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

We are focused on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for all arrhythmias, especially complex types like ventricular tachycardia, VT and atrial fibrillation, AF. VT is a fast, abnormal heart rate in the heart’s lower chambers. VT does not give your heart enough time to fill with blood before it contracts again. This can affect blood flow to the rest of your body and is potentially life-threatening. AF is the most common cardiac arrhythmia associated with a fivefold risk of stroke. AF occurs when the upper chambers of the heartbeat irregularly, and do not pump all of the blood to the lower chambers, causing some blood to pool and potentially form clots. If a clot breaks loose, it can travel through the bloodstream to the brain and lead to a stroke. Strokes related to AF are often more severe compared to strokes with other underlying causes.

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

●

Wider range: An expanded dynamic range retains cardiac signal details and reduces saturation. PURE EP™ combines a low-noise signal architecture with a fixed range up to 500mV, so signals are rarely clipped or limited by quantization noise.

●	Higher definition: PURE EP™ supports a large frequency bandwidth and linear signal acquisition to accurately display complex fractionated signals, even at lower amplitudes and higher frequencies.

●	Unipolar signals: PURE EP™ incorporates an innovative WCT+™ design for acquiring unipolar signals, relying on a common front-end circuitry similar to how bipolar intracardiac signals are acquired.

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

PURE EP™ Software Version 6 with ACCUVIZ™ Module released late 2022, is the first to be designed and launched by the Company’s new commercial and operations team and represents the most advanced iteration of the Company’s digital signal processing technology. Software Version 6 delivers a new level of efficiency enabling unlimited, real-time analysis of intracardiac signals. In addition, the new ACCUVIZ™ Module introduces advanced signal processing automation, elevated visualization of clear cardiac signal information, and even smarter workflows.

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

In July 2022, we entered into our first national purchasing agreement with HCA Management Services, L.P. whereby Kansas City Heart Rhythm Institute at Overland Park Regional Medical Center in Kansas City, Missouri acquired our PURE EP System under the terms of the new agreement with a 30-month lease of the system. Following Overland Park, the San Antonio Methodist Hospital purchased the PURE EP System under the same terms in October 2022.

In August 2022, we installed a second evaluation system at the Cleveland Clinic - both Main and Fairview campuses of Cleveland Clinic’s Heart, Vascular & Thoracic Institute are now evaluating PURE EP™. The additional installation will support the medical center’s clinical evaluation of the PURE EP™ System and expand physician access to our signal processing technology. The PURE EP™ System was highlighted in a peer-reviewed case report by the Journal of Atrial Fibrillation & Electrophysiology (JAFIB-EP). This clinical abstract detailed the value of PURE EP™ and our High Frequency Algorithm (HFA) during pulmonary vein isolation procedures at Cleveland Clinic.

The PURE EP™ System was featured in an abstract presentation at the 15th Asia Pacific Heart Rhythm Society (APHRS) Scientific Session in Singapore. Results from the randomized study revealed the PURE EP™ System’s potential to promote shorter procedural times and higher cost savings during catheter ablation procedures. Reduced Time of Redo Atrial Fibrillation Procedures with PURE EP ™ Recording System ECG/EGM Visualization: A Randomized Study. 20 patients with non-paroxysmal AF with post-ablation arrhythmia recurrence (“redo AF”) were enrolled with the purpose of determining the difference in procedural times when comparing ablations guided by PURE EP™’s electrocardiogram (EGM) visualization to the conventional ECG recording system. The PURE EP™ System led to a mean procedure time reduction of 11.3 minutes - given that the mean cost of operating room time is approximately $37 per minute, PURE EP™ demonstrated a potential suggest potential cost savings of approximately $418.10 per procedure. Source: Gallinghouse, G. Joseph; Natale, Andrea; Al-Ahmad, Amin; Della Roca, Domenico Giovanni; Jones, Sterling; Firmstone, Samantha; Lewen, Jason. (2022).

On January 10, 2023, we announced that Bellin Health entered into an agreement to acquire a PURE EP™ System. Through a formal evaluation, Bellin reported that clear cardiac signals positively impacted procedural efficiency resulting in cost savings per procedure.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols at Mayo Clinic in Rochester, Minnesota (including novel research programs such as Artificial Intelligence, or AI, and repolarization). We also conducted studies at Mount Sinai Hospital in New York, New York, the University of Pennsylvania, and Cleveland Clinic. We intend to continue additional research and development studies with our technology at institutions including Mayo Clinic and Cleveland Clinic. A Research Agreement was signed with the Cleveland Clinic to explore expanded applications for our digital signal processing technology.

Over 3,000 procedures have been performed using the PURE EP™ System with more than 80 physicians at 21 hospitals across the United States.

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

We have begun implementing a market development program to commercially launch our PURE EP System. We have installed PURE EP™ Systems at several medical centers of excellence throughout the U.S. during 2021 and 2022 (and will continue to do so in 2023) for clinical evaluation - whereby these systems are installed on a trial basis for system evaluations; data collection for our clinical trials; to gather and publish data in peer-reviewed journals and for presentations at cardiology conferences; and for potential demonstrations to other physicians to observe the technology.

Health systems, facilities, and physicians that have conducted or observed cases performed with our technology may potentially acquire the system. Sales of our systems consist of hardware, software, and a recurring revenue feature through a technical service contract, including software upgrades, and down the line, include the AI-driven algorithms and applications. We intend to support our commercial activities by growing clinical validation and educational and training programs, including establishing training hubs at our early hospital partners’ facilities. With the increased commercialization activity planned, we also plan to continue to grow our clinical account management team to support the initial use of the system and assist with ongoing product training and education, and have begun hiring a regional sales team to escalate our commercialization efforts along with a technical support team.

Our commercial and clinical activities are led by our Chief Commercial Officer, Gray Fleming, an experienced EP sales professional who previously spent 17 years at Abbott Laboratories and St. Jude Medical; Zachary Koch, CCDS, CEPS Principal Advisor of Product Development, who spent 16 years at St. Jude Medical and Abbott EP, holding numerous positions across the company’s clinical, sales, training, and commercial teams; and Katie Freshwater, VP, Marketing, with over 20 years of medtech sales and marketing experience at companies including Cardinal Health, Medtronic, and Kimberly-Clark Healthcare.

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

We believe we will have ample inventory to meet planned commercial placement requirements in 2023. We have made progress towards obtaining a European CE marking certificate for medical devices. In Q1 2022, we completed the quality management system audit for the International Organization for Standardization (“ISO”) 13485:2016.

Technology and Development Plan

Our technology team consists of engineers and consultants with expertise in digital signal processing, low power analog and digital circuit design, software development, embedded system development, electromechanical design, testing and system integration, and the regulatory requirements for medical devices. We have also entered into collaboration agreements with advisors and medical institutions in the fields of cardiology and electrophysiology, including Mayo Clinic, Cleveland Clinic, and the Texas Cardiac Arrhythmia Institute in Austin, Texas. Currently, we are contract manufacturing the complete PURE EP™ System with Plexus Corp.

We intend to continue additional research studies with our technology at Mayo Clinic and Cleveland Clinic. On November 20, 2019, we entered into licensing agreements with Mayo Clinic to establish a new product pipeline to complement the PURE EP System and develop solutions for novel ways to treat autonomic nervous system disease. The research and development pipeline contemplated pursuant to these agreements includes hardware, software, and algorithmic solutions to be integrated into the PURE EP platform technology. We entered into a research agreement with Cleveland Clinic Foundation to investigate expanded clinical applications for the intracardiac signals acquired by PURE EP™ System. Under the terms of the research agreement, Cleveland Clinic will conduct physician initiated scientific research investigating PURE EP™’s potential to address common limitations of signal processing and signal use expansion during but not limited to electrophysiology ablation procedures. Results from this research could elucidate new clinical workflow methods impacting the ablation process for numerous arrhythmia types.

In January 2021, we entered into a research agreement with Mayo Clinic regarding an AI research Program for our Novel Signal Recording System. The program is a strategic collaboration with Mayo to develop a next-generation AI- and machine learning-powered software for our PURE EP™ System. The collaboration includes an R&D program that will expand our proprietary hardware and software with advanced signal processing capabilities and aim to develop novel technological solutions by combining the electrophysiological signals delivered by PURE EP™ and other data sources. The development program is under the leadership of Samuel J. Asirvatham, M.D., Mayo Clinic’s Vice-Chair of Innovation and Medical Director, Electrophysiology Laboratory. We entered into a 10-year collaboration agreement with Mayo Clinic in March 2017 and in November 2019, we signed a patent and know-how license agreement with Mayo Foundation for Medical Education and Research in which such terms apply to this program. On April 9, 2021, and October 22, 2021, we conducted first pre-clinical data collection studies under our AI program at Mayo Clinic.

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

●	CathVision is developing an EP recording system, ECGenius System™ and recently obtained FDA 510(k) clearance in May 2022.

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

Customers

In December 2020, we announced that three PURE EP™ Systems were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. These units were our first commercial sales. We also sold three PURE EP™ Systems to Mayo Foundation for Medical Education and Research in 2021 and leased two PURE EP™ Systems in 2022, one in July 2022 to Overland Park Regional Medical Center and one in October 2022 to Methodist Hospital in San Antonio. In January 2023, we entered into an agreement with Bellin Health in Wisconsin to acquire a PURE EP™ System. We are in active discussions with several accounts about the acquisition of the PURE EP™ System. We anticipate our following customers will be medical centers of excellence and other healthcare facilities that operate EP labs within our targeted commercial launch markets in the Northeast, Florida, and Texas.

Suppliers

The PURE EP™ System contains proprietary hardware and software modules that are assembled into the system. Hardware boards contain components that are available from different distributors. The parts used to manufacture analog and digital boards are readily available from several distributors or manufacturers. Plexus Corp is our manufacturing partner for the complete PURE EP System.

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2022, and 2021 were $5,821,460 and $5,601,508, respectively.

ViralClear Business Overview

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear in connection with its prior objective to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib and have discontinued our pharmaceutical operations. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology with an initial emphasis on developing a novel nerve recording system. As of March 30, 2023, the Company retains 69.08% ownership of ViralClear.

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

Our patent portfolio now includes 25 (issued/allowed) issued utility patents (18 utility patents where BioSig is at least one of the applicants). Thirty four additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (thirty four U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). Two of these pending U.S. patent applications are directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, of the 34 patent applications mentioned above, we have licenses to 7 patents and 13 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (7 patents and 13 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

Trademarks

Our trademark for “BIOSIG TECHNOLOGIES” was registered on April 25, 2017. Our trademark for “PURE EP” was registered on January 26, 2016. Our trademark for the standard mark, “BIOSIG” was registered March 19, 2019.

On October 7, 2019, we filed a standard mark trademark application for “SEE MORE, CLEARLY” and received notice of acceptance of statement of use on February 25, 2023.

On October 22, 2020, we filed a standard mark trademark application for “WCT+” and we filed a statement of use on November 11, 2022.

On October 22, 2020, we filed a standard mark trademark application for “ACCUVIZ” and we filed a statement of use on November 11, 2022.

On November 5, 2018, we filed a standard mark trademark application for “NEUROCLEAR” and on January 29, 2019, NeuroClear filed a stylized/design trademark application for the NeuroClear logo; extensions for statements of use have been filed.

On October 4, 2019, we filed a stylized/design trademark application for “ALLIANCE FOR ADVANCING BIOELECTRONIC MEDICINE” and an extension for a statement of use has been filed.

On May 26, 2020, we filed a standard mark trademark application for “N-SENSE” and an extension for a statement of use has been filed.

On May 26, 2020, we filed a standard mark trademark application for “N-SENSE TECHNOLOGIES” and an extension for a statement of use has been filed.

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

Employees

As of March 30, 2023, we had 47 full-time employees. Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

Corporate and Other Information

We were incorporated in Nevada in February 2009 and in April 2011 we merged with our wholly owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. Our principal executive offices are located at 55 Green Farms Road, 1st Floor, Westport, Connecticut 06880 and our telephone number is (203) 409-5444. Our website address is www.biosig.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We file or furnish electronically with the U.S. Securities and Exchange Commission (the "SEC") our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC's website at http://www.sec.gov. We make available on our website at www.biosig.com, under "Investors," free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

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

●	We may be unable to develop our existing or future technology.
●	We may experience delays in any phase of the preclinical or clinical development of a product, including during its research and development.

●	We have completed one clinical trial of our product. The results of additional clinical studies may not support the usefulness of our technology.
●	The medical device industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.
●	We, and our third-party manufacturer(s), are, and will be, subject to extensive regulation by the FDA.
●	The market for our technology and revenue generation avenues for our products may be slow to develop, if at all.
●	Our estimate of the size of our addressable market may prove to be inaccurate.
●	The EP market is highly competitive.
●	If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.
●	Our strategic business plan may not produce the intended growth in revenue and operating income.
●	We currently have limited sales, marketing or distribution operations and will need to expand our expertise in these areas.
●

Our product development program depends upon third-party researchers, including Mayo, who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials.

●	We may face risks associated with future litigation and claims.
●	The Company has concluded that there is a material weakness in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of the Company’s financial reporting depends on the effectiveness of its internal controls over financial reporting.
●	If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.
●	If we infringe upon the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.
●

We depend on our collaboration with Mayo Clinic for the research and development of additional advanced features of PURE EP™ System. If this collaboration is not successful, we may not be able to realize the market potential of such features and may not have rights to use any such developed advanced features.

●	If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business.
●	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.
●

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

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

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of and for the year ended December 31, 2022, we had a net loss of $27.3 million and net cash used in operating activities of $21.7 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about our ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

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

As of December 31, 2022, our cash and cash equivalents were approximately $0.4 million. Based on our currently expected level of operating expenditures, we do not expect that our existing cash and cash equivalents will be sufficient to fund our operations in the near future. Our revenue is generated from sales of our PURE EP System, for which we made first commercial sale in February 2021, and other products we may develop. Future sales of these products, if any, will be subject to, among other things, commercial and market uncertainties that may be outside our control. If we fail to generate our intended revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

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

Our product development program depends upon third-party researchers, including Mayo Clinic, who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials.

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

Further, the healthcare regulatory environment has seen significant changes in recent years and is still in flux.  Legislative initiatives to modify, limit, replace, or repeal the Healthcare Reform Law and judicial challenges have continued for over a decade. However, as of the Supreme Court’s ruling ordering the dismissal of, arguably, the most promising case challenging the Healthcare Reform Law to-date in June 2021, it appears that the Healthcare Reform Law will remain in-effect in its current form for the foreseeable future; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business. Additionally, the Biden administration has introduced various measures in recent years, focusing on healthcare and medical-product pricing, in particular. It remains to be seen how these measures will affect our business and there is uncertainty as to what other healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S., but, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability of healthcare providers to obtain reimbursement for medical procedures in which the products we currently, or intend to, commercialize are used, or that reduce medical procedure volumes, could adversely affect our operations and/or future business plans. The financial impact of U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for medical devices affected by the legislation. From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing coverage, reimbursement, pricing, and marketing of medical device products. In addition, third-party payor coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products.

The COVID-19 pandemic may adversely affect our business.

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

The Company has concluded that there is a material weakness in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of the Company’s financial reporting depends on the effectiveness of its internal controls over financial reporting.

Internal controls over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal controls over financial reporting, or lapses in disclosure controls and procedures, could undermine the ability to provide accurate disclosure (including with respect to financial information) on a timely basis, which could cause investors to lose confidence in the Company’s disclosures (including with respect to financial information), require significant resources to remediate the lapse or deficiency, and expose it to legal or regulatory proceedings.

In connection with the audit of its December 31, 2022 financial statements, the Company’s management identified inadequate identification, recording and reporting of stock based compensation due under consulting or other third-party contracts entered into by the Company, but not yet ratified by the Company’s Board of Directors which resulted in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

The Company’s remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weakness and strengthening the internal control environment will require a substantial effort throughout 2023 and beyond, as necessary, and the Company will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company cannot guarantee that it will be successful in remediating the material weakness it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

The Company cannot guarantee that its management will be successful in identifying and retaining appropriate personnel; that newly engaged staff or outside consultants will be successful in identifying material weaknesses in the future; or that appropriate personnel will be identified and retained prior to these deficiencies resulting in material and adverse effects on the Company’s business.

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

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. Our patent portfolio now includes 25 (issued/allowed) issued utility patents (18 utility patents where BioSig is at least one of the applicants). Thirty four additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (thirty four U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). Two of these pending U.S. patent applications are directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, of the 34 patent applications mentioned above, we have licenses to 7 patents and 13 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (7 patents and 13 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

Furthermore, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

Patent rights are territorial, and patent protection extends only to those countries where we have issued patents. Filing, prosecuting and defending patents on our products and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Many countries, however, do not protect intellectual property to the same extent as the U.S. or Europe, and their litigation processes differ. Competitors may successfully challenge or avoid our patents, or manufacture products in countries where we have not applied for patent protection. Changes in the patent laws in the U.S. or other countries may diminish the value of our patent rights. As a result of these and other factors, the scope, validity, enforceability, and commercial value of our patent rights are uncertain and unpredictable.

Indeed, several companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights, which could make it difficult for Biosig to stop the infringement, misappropriation or other violation of Biosig’s intellectual property rights generally. Proceedings to enforce Biosig’s intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of Biosig’s business, could put Biosig’s patents at risk of being invalidated or interpreted narrowly and Biosig’s patent applications at risk of not issuing and could provoke third parties to assert claims against Biosig. Biosig may not prevail in any lawsuits that it initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful.

The patent positions of medical device companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. A third-party may submit prior art, or we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, supplemental examination, or interference proceedings challenging our patent rights or the patent rights of our licensors or development partners. The costs of defending or enforcing our proprietary rights in these proceedings can be substantial, and the outcome can be uncertain. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, or reduce our ability to manufacture or commercialize products. Furthermore, if the scope or strength of protection provided by our patents and patent applications is threatened, it could discourage companies from collaborating with us to license, develop or commercialize current or future products. The ownership of our proprietary rights could also be challenged.

Furthermore, our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the U.S. that do not provide an extensive discovery procedure. Any litigation to enforce or defend our patent rights, if any, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

Our commercial success also depends upon our ability, and the ability of any third party with which we may partner, to develop, manufacture, market and sell our products, if approved, and use our patent-protected technologies without infringing the patents of third parties. We may not have identified all patents, published applications or published literature that affect our business by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products. For example, we (or the licensor of a product to us) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

We may not have sufficient resources to bring these actions to a successful conclusion. Any of these events could substantially harm our earnings, financial condition and operations.

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

If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business.

Our current license agreements impose on us various development obligations, payment of royalties and fees based on achieving certain milestones as well as other obligations. If we fail to comply with our obligations under these agreements, the licensor may have the right to terminate the license. In addition, if the licensor fails to enforce its intellectual property, the licensed rights may not be adequately maintained. The termination of any license agreements or failure to adequately protect such license agreements could prevent us from commercializing our products or possible future products covered by the licensed intellectual property. Any of these events could materially adversely affect our business, prospects, financial condition and results of operation.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Our employees may have been previously employed at other companies in the industry, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product(s), which would materially adversely affect our commercial development efforts.

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

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

As of March 30, 2023, we have outstanding options to purchase 4,616,151shares of common stock, 430,835 restricted stock units and have reserved 4,052,945 shares of our common stock for further issuances pursuant to our 2023 Long-Term Incentive Plan. In addition, as of March 30, 2023, we may be required to issue 511,297 shares of our common stock for issuance upon conversion of outstanding convertible Series C preferred stock which includes accrued dividends as of March 30, 2023, and 8,867,786 shares of our common stock for issuance upon exercise of outstanding warrants.  Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of March 30, 2023, three of our stockholders beneficially owned over 19.4% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

As of March 31, 2023, we were in compliance with all covenants of the Series C Preferred Stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

We maintain our principal executive office at 55 Greens Farms Road, Westport, Connecticut, where we sublease approximately 6,590 square feet of office space.  This lease runs until December 31, 2024, with monthly payments of $14,828 from January 1, 2022 through December 31, 2022, $15,377 per month from January 1, 2023 through December 31, 2023 and $15,926 from January 1, 2024 through December 31, 2024 plus any additional utility expenses. We do not have an option to extend the lease. In connection with the lease, we paid a security deposit of $14,828. There is no option to extend the lease past its initial term.

In addition, we maintain our engineering offices at 12424 Wilshire Boulevard, Los Angeles, California, where we lease approximately 4,000 square feet of office space.  This lease runs until July 31, 2025, with monthly payments of $14,124 from September 1, 2022 through June 30, 2023, $14,618 from July 1, 2023 through June 30, 2024 and $15,130 from July 1, 2024 through July 31, 2025. In connection with the lease, we paid a security deposit of $27,404. We have an option to extend past its lease term for three additional years.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM” and on September 21, 2018 we commenced trading on the Nasdaq Capital Market exchange under the same ticker symbol. Prior to October 29, 2014, there was no established trading price for our common stock. The last reported sales price of our common stock on the Nasdaq Capital Market on March 30, 2023, was $1.13 per share.

Holders of Record

As of March 30, 2023, there were approximately 325 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because the “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future but intend to retain our capital resources for reinvestment in our business.

ITEM 6 – RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the related notes thereto that are included in this Form 10-K.  In addition to historical information, the following discussion and analysis includes forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the section entitled “Risk Factors.” See “Note on Forward-Looking Statements.”

Overview

BioSig Technologies is a medical device company commercializing an advanced digital signal processing technology platform to deliver insights to the treatment of cardiovascular arrhythmias. Through collaboration with physicians, experts, and healthcare leaders across the field of electrophysiology (EP), we are committed to addressing healthcare’s biggest priorities — saving time, saving costs, and saving lives.

Our first product, the PURE EP™ System, is an FDA 510(k) cleared non-invasive class II device consisting of a unique combination of hardware and software designed to provide unprecedented signal clarity and precision for real-time visualization of intracardiac signals paving the way for personalized patient care. Integrating with existing systems in the EP lab, PURE EP™ is designed to accurately pinpoint even the most complex signals to maximize procedural success and efficiency.

PURE EP™ Software Version 6 with ACCUVIZ™ Module released late 2022, is the first to be designed and launched by the Company’s new commercial and operations team and represents the most advanced iteration of the Company’s digital signal processing technology. Software Version 6 delivers a new level of efficiency enabling unlimited, real-time analysis of intracardiac signals. In addition, the new ACCUVIZ™ Module introduces advanced signal processing automation, elevated visualization of clear cardiac signal information, and even smarter workflows.

PURE EP™ System’s software includes our proprietary High Frequency Algorithm (HFA); a novel feature that identifies the key frequency components of cardiac data that can be difficult to identify within the traditional waveform presentation. We believe that a limitation of traditional systems is that they only display data as voltage over time. PURE EP™ adds visibility to cardiac frequency data. By focusing on signals above 200Hz, HFA aims to eliminate RF frequencies to retain clear focus on the signals targeted for ablation.

Other unique software functionalities—including Automatic Tachycardia Characterization (ATC) and TRUSOURCE™ Analysis & Report—aim to improve clinical workflow and deliver clear, actionable insights to today's electrophysiologist during cardiac catheter procedures.

By capturing critical cardiac signals—even the most complex, the PURE EP™ System is designed to enhance clinical decision-making and improve clinical workflow for all types of arrhythmias - even the most challenging procedures for cardiac arrhythmias, like ventricular tachycardia (VT) and atrial fibrillation (AF).

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

More recently, results from a randomized study (Redo AF Sub Study), demonstrated the PURE EP™ System’s potential to promote shorter procedural times and higher cost savings during catheter ablations. Study results demonstrated that the PURE EP™ System led to a mean procedure time reduction of 11.3 minutes. Given that the mean cost of operating room time is approximately $37 per minute (ClinicalTrials.gov Identifier: NCT04964440), the procedural time savings demonstrated by the PURE EP™ System suggest potential cost savings of approximately $418.10 per procedure. While this suggests that PURE EP™ might promote shorter procedural times, further studies are underway.

In July 2022, we entered into our first national purchasing agreement with HCA Management Services, L.P. whereby Kansas City Heart Rhythm Institute at Overland Park Regional Medical Center in Kansas City, Missouri acquired our PURE EP System under the terms of the new agreement with a 30-month lease of the system. Following Overland Park, the San Antonio Methodist Hospital purchased the PURE EP System under the same terms in October 2022.

In August 2022, we installed a second evaluation system at the Cleveland Clinic - both Main and Fairview campuses of Cleveland Clinic’s Heart, Vascular & Thoracic Institute are now evaluating PURE EP™. The additional installation will support the medical center’s clinical evaluation of the PURE EP™ System and expand physician access to our signal processing technology.  Additionally, we recently expanded our clinical footprint in the Midwest with evaluation agreements at leading medical centers in Illinois and Wisconsin.

On January 10, 2023, we announced that Bellin Health entered into an agreement to acquire a PURE EP™ System. Through a formal evaluation, Bellin reported that clear cardiac signals positively impacted procedural efficiency resulting in cost savings per procedure.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ System under several protocols at Mayo Clinic in Rochester, Minnesota (including novel research programs such as Artificial Intelligence, or AI, and repolarization), we also conducted studies at Mount Sinai Hospital in New York, New York, the University of Pennsylvania, and Cleveland Clinic. We intend to continue additional research and development studies with our technology at institutions including Mayo Clinic and Cleveland Clinic - a Research Agreement was signed with the Cleveland Clinic to explore expanded applications for our digital signal processing technology.

Over 3,000 procedures have been performed using the PURE EP™ System with more than 80 physicians at 21 hospitals across the United States.

Our patent portfolio now includes 25 (issued/allowed) issued utility patents (18 utility patents where BioSig is at least one of the applicants). Thirty four additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (thirty four U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). Two of these pending U.S. patent applications are directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, of the 34 patent applications mentioned above, we have licenses to 7 patents and 13 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (7 patents and 13 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

Under ASC 606, we determine revenue recognition through the following five steps:

●	Identify the contract with the customer;

●	Identify the performance obligations in the contract;

●	Determine the transaction price;

●	Allocate the transaction price to the performance obligation in the contract; and

●	Recognize revenue when, or as, the performance obligations are satisfied.

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If we determine that it has not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP system is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP System and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

We record accounts receivable for amounts invoiced to customers for which we have an unconditional right to consideration as provided under the contractual arrangement. Unbilled receivables, if any, include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenue includes payments received in advance of performance under the contract. Our unbilled receivables and deferred revenue are reported on an individual contract basis at the end of each reporting period. Unbilled receivables are classified as current or noncurrent based on the timing of when we expect to bill the customer. Deferred revenue is classified as current or noncurrent based on the timing of when we expect to recognize revenue.

Our unconditional right to consideration for goods and services transferred to the customer is included in accounts receivable, net (if any) in the Company’s consolidated balance sheet.

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

Twelve Months Ended December 31, 2022, Compared to Twelve Months Ended December 31, 2021

Revenues and Cost of Goods Sold. Revenue for the year ended December 31, 2022, totaled $286 comprised of product sales of $254 and recognized service revenue of $32 as compared to $441 comprised of product sales of $414 and recognized service revenue of $27 for the year ended December 31, 2021.

We derive our revenue primarily from the sale or lease of our medical device, PURE EP™ system, as well as related support and maintenance services and software upgrades in connection with the system.

Cost of sales for the year ended December 31, 2022, was $57 comprised of the delivered product and cost of services as compared to $199 for the year ended December 31, 2021.

Gross profit from the year ended December 31, 2022, was $229 or 80.0% as compared to $242 or 54.9% for the year ended December 31, 2021. In 2022, we increased our pricing for our PURE EP system from the initial introduction pricing of 2021.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2022, were $5,821, an increase of $219 or 3.9%, from $5,602 for the twelve months ended December 31, 2021. This increase is primarily due to increase in the BioSig segment research and development in 2022 as compared to 2021.

Research and development expenses were comprised of the following:

	2022	2021
Salaries and equity compensation	$3,770	$2,833
Consulting expenses	428	725
Research, clinical studies, and design work	935	1,159
Regulatory	54	142
Data/AI development	36	307
Product development and formulation	-	15
Acquired research and development	-	150
Travel, supplies, other	598	271
Total	$5,821	$5,602

Stock-based compensation for research and development personnel was $951 and $759 for the twelve months ended December 31, 2022, and 2021, respectively.

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2022, were $21,380, a decrease of $6,473, or 23.2%, from $27,853 incurred in the twelve months ended December 31, 2021. This decrease is primarily due to reduction in equity-based and other compensation, professional services, consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) decreased to $12,001 in the twelve months ended December 31, 2022, from $17,360 for the twelve months ended December 31, 2021, a decrease of $5,359, or 30.9%. This decrease is due to the value of the stock-based compensation decreasing to $3,582 in 2022, as a result of the vesting of stock and stock options issued to board members, officers, and employees, as compared to $9,062 of stock-based compensation in 2021, net with added additional personnel in 2022.

Professional services for the twelve months ended December 31, 2022, totaled $1,174, a decrease of $87, or 6.9%, over the $1,261 recognized for the twelve months ended December 31, 2021. Of professional services, legal fees totaled $782 for the twelve months ended December 31, 2022, a decrease of $161, or 17.1%, from $943 incurred for the twelve months ended December 31, 2021. The significant decrease in legal fees in 2022 is due to reduction in legal work in asset acquisitions, financing and in developing and registering patents. Accounting fees incurred in the twelve months ended December 31, 2022, amounted to $225, an increase of $46 or 25.7%, from $179 incurred for the same period in 2021. The significant increase due to increase in 2022 work relating to auditing and review work relating to ViralClear segment.

Consulting fees and marketing totaled $3,955 for the twelve months ended December 31, 2022, a decrease of $808 or 17.0%, from $4,763 for the twelve months ended December 31, 2021.  The decrease primarily relates to reductions in fund raising and investor relations to support our efforts in market research and potential investor identification and key consultants in connection with our commercialization efforts, net increases in marketing activities.

Travel, meals and entertainment costs for the twelve months ended December 31, 2022, were $1,110, an increase of $100, or 9.9%, from $1,010 incurred during the twelve months ended December 31, 2021. The increase in 2022 was due to lifting of various restrictions imposed by the COVID-19 pandemic-related measures as compared to 2021.

Rent for the twelve months ended December 31, 2022, totaled $426, a decrease of $40, or 8.6%, from $466 incurred during the same period in 2021.  In 2022, we incurred a rent reduction with our lease extension in our Los Angeles facility and closed our Minnesota office.

Depreciation and Amortization Expense. Depreciation and amortization expense for the twelve months ended 2022 totaled $293 as compared to $198 incurred during the same period in 2021.  The increase is due primarily to additional manufacturing and testing equipment purchased in 2022.

Interest Income.  Interest income for the twelve months ended December 31, 2022, totaled $3 as compared to $2 earned during the twelve months ended December 31, 2021. The increase in 2022 was due interest received under our lease agreements in 2022.

Gain on Settlement of Debt. On September 23, 2021, we negotiated a lawsuit settlement with Aurigene relating to certain milestone payments for manufacturing and services under a contract with our ViralClear subsidiary. In connection with the settlement, we recognized a gain on settlement of debt of $553 during the twelve months ended December 31, 2021, as compared to nil for the twelve months ended December 31, 2022.

Preferred Stock Dividend. Preferred stock dividend for the twelve months ended December 31, 2022 and 2021, totaled $9 Preferred stock dividends are related to the issuance of our Series C Preferred Stock from 2013 through 2015.  In addition, the Series C Preferred stock conversion rate reset from $0.63 to $0.25 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $210 during the year ended December 31, 2022.

Noncontrolling Interest. In 2019 and 2020, ViralClear sold shares of its common stock to fund its initial and ongoing operations. As of December 31, 2022, we had a majority interest in ViralClear of 69.08%. The proportionate loss attributed to noncontrolling interests for the twelve months ended December 31, 2022, was $210 as compared to $939 for 2021.

Net Loss Available to BioSig Technologies, Inc. Net loss available to common stockholders for the twelve months ended December 31, 2022, was $27,271 compared to a net loss of $31,926 for the twelve months ended December 31, 2021, a decrease of $4,655 or 14.6%.  The primary reasons for the decrease, as described above, are the decreases in general and administrative expenses from 2022 to 2021.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021, are detailed in Note 13 of the accompanying consolidated financial statements.

COVID-19

The full public-health impact of the COVID-19 pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in possibly delaying our commercialization objectives of the PURE EP Systems due to limited resources and accessibility of hospitals as they cope with the pandemic.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2022, of approximately $216 million, as well as a net loss of approximately $27 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach commercial profitability.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2022, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Equity Financing

On March 21, 2022, we closed a registered direct offering (the “Offering”) of an aggregate of 2,613,130 shares of our common stock, at an offering price of $1.15 per share and (ii) warrants to purchase up to 2,613,130 shares of our common stock, at an exercise price of $1.40 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, for gross proceeds of approximately $3.0 million before the deduction of fees and offering expenses.

The common stock and warrants were offered by us pursuant to a shelf registration statement on Form S-3 (File No. 333-251859) (the “Shelf Registration Statement”), previously filed with the SEC on December 31, 2020, and declared effective by the SEC on January 12, 2021, and a prospectus supplement, dated March 21, 2022, to the Shelf Registration Statement, filed with the SEC on March 22, 2022.

From June through December 2022, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the Investors an aggregate of 10,044,734 shares of common stock at an average purchase price of $0.5780 per share, and warrants to purchase up to 1,080,799 shares of common stock at an exercise price of $0.4455 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $5,280,735, net of expenses of $525,607.

Pursuant to the Amended and Restated Underwriting Agreement, we issued to the Underwriter, or its designees warrants to purchase up to an aggregate 217,083 shares of common stock, or 5% of the number of common stock sold in a June 2023 offering. The underwriter warrants are exercisable following the date of issuance and ending five years from the date of the execution of the Underwriting Agreement, at a price per share equal to $0.90 per share (120% of the public offering price per share) and are exercisable on a “cashless” basis.

From January through March 2023, we entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which we sold to the Investors an aggregate of 8,500,300 shares of common stock at an average purchase price of $0.80 per share, and warrants to purchase up to 4,250,150 shares of common stock at an average exercise price of $0.7728 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $6,757,672, net of expenses of $471,967.

Pursuant to certain tail provisions in an engagement agreement, dated October 11, 2022 we had entered into with Laidlaw & Company (UK) Ltd., we issued to Laidlaw in connection with the 2023 PIPES, warrants to purchase 283,449 shares of common stock at an average exercise price of $0.7884 per share. The Laidlaw warrants becomes exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

In addition, pursuant to certain compensation provisions in an engagement agreement, dated February 24, 2023, we had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), we issued to Laidlaw warrants to purchase an aggregate of 117,076 shares of common stock in connection with the transactions noted above.

At-the-Market Offering

On May 17, 2022, we entered into an ATM Sales Agreement (the “Sales Agreement”) with Virtu Americas LLC to act as our sales agent or principal (“Agent”), with respect to the issuance and sale of up to $10.0 million of our of common stock, par value $0.001 per share (the “Shares”), from time to time in an at-the-market public offering.

Upon delivery of a placement notice and subject to the terms and conditions of the Sales Agreement, Virtu Americas LLC may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). We may sell the common stock in amounts and at times to be determined by us from time to time subject to the terms and conditions of the Sales Agreement, but it has no obligation to sell any of the common stock under the Sales Agreement. We or Virtu Americas LLC may suspend or terminate the offering of common stock upon notice to the other party and subject to other conditions. Virtu Americas LLC will act as sales agent on a commercially reasonable efforts basis consistent with its normal trading and sales practices and applicable state and federal law, rules and regulations and the rules of Nasdaq.

We paid Agent a commission of up to 2.5% of the gross proceeds from the sale of the common stock pursuant to the Sales Agreement.

The offering of common stock pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all common stock subject to the Sales Agreement or (ii) termination of the Sales Agreement in accordance with its terms.

The common stock was sold and issued pursuant our shelf registration statement on Form S-3 (File No. 333-251859), which was previously declared effective by the Securities and Exchange Commission, and a related prospectus.

From May 18, 2022 through November 29, 2022, we sold 3,084,791 shares of its common stock through the Sales Agreement for net proceeds of $2,069,582, after transactional costs of $121,926.

On November 30, 2022, we delivered written notice to the Agent to terminate the Sales Agreement, effective December 1, 2022 pursuant to Section 13(b) of the Sales Agreement. We were not subject to any termination penalties related to the termination of the Sales Agreement.

Twelve Months Ended December 31, 2022, Compared to Twelve Months Ended December 31, 2021

As of December 31, 2022, we had a working capital deficit of $(2,133), comprised of cash of $357, accounts receivable of $9, short term inventory of $336, net investments in leases of $101 and prepaid expenses of $325, which was offset by $2,852 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $91, short term deferred revenue of $5 and short-term lease liabilities of $313. For the twelve months ended December 31, 2022, cash provided by financing activities totaled $10,571, comprised of proceeds from the sale of our common stock of $8,283, proceeds from At-the-market sale of our common stock of $2,070 and proceeds from the exercise of warrants of $218.  In the comparable period in 2021, $9,004 was raised through the sale of our common stock, proceeds from At-the-market sale of our common stock of $1,300 and proceeds of $28 from the exercise of options. At December 31, 2022, we had cash of $357 compared to $11,659 at December 31, 2021. Our cash is held in bank deposit accounts. At December 31, 2022 and 2021, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2022, and 2021 was $21,705 and $26,399, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted from reduced general and administrative expenses from 2021 to 2022.

Cash used in investing activities for the twelve months ended December 31, 2022, was $168, compared to $542 for the twelve months ended December 31, 2021.  During the twelve months ended December 31, 2022, we purchased office furniture, manufacturing and testing equipment, computer equipment and leasehold improvements. For the twelve months ended December 31, 2021, we incurred $542 on purchases of office furniture, manufacturing equipment, computer equipment and leasehold improvements.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2022, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand.  We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BioSig Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioSig Technologies, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

We have served as the Company’s auditor since 2020 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

Marlton, New Jersey
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BioSig Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of BioSig Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We served as the Company’s auditor from 2020 to 2022.

Marlton, New Jersey

March 31, 2022

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$357	$11,659
Accounts receivable	9	-
Inventory, short term	336	1,881
Net investment in leases, short term	101	-
Prepaid expenses and vendor deposits	325	354
Total current assets	1,128	13,894

Property and equipment, net	665	652

Right-to-use assets, net	705	604

Other assets:
Inventory, long term	1,141	-
Net investment in leases, long term	120	-
Patents, net	307	326
Other assets	44	43

Total assets	$4,110	$15,519

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $120 and $86 to related parties as of December 31, 2022 and 2021, respectively	$2,852	$2,179
Deferred revenue, short term	5	32
Dividends payable	91	82
Lease liability, short term	313	283
Total current liabilities	3,261	2,576

Deferred revenue, long term	-	5
Lease liability, long term	452	373
Total long-term liabilities	452	378

Total liabilities	3,713	2,954

Commitments and contingencies (Note 12)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of December 31, 2022 and 2021	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, none issued	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 54,610,638 and 35,567,180 issued and outstanding as of December 31, 2022 and 2021, respectively	55	36
Additional paid in capital	216,232	201,127
Accumulated deficit	(215,974)	(188,922)
Total stockholders' equity attributable to BioSig Technologies, Inc.	313	12,241
Non-controlling interest	(21)	219
Total equity	292	12,460

Total liabilities and equity	$4,110	$15,519

The accompanying notes are an integral part of these Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2022	2021
Revenue:
Product sales	$254	$414
Service	32	27
Total revenue	286	441

Cost of goods sold	57	199

Gross profit	229	242

Operating expenses:
Research and development	5,821	5,602
General and administrative	21,380	27,853
Depreciation and amortization	293	198
Total operating expenses	27,494	33,653

Loss from operations	(27,265)	(33,411)

Other income (expense):
Interest income, net	3	2
Gain on settlement of debt	-	553

Loss before income taxes	(27,262)	(32,856)

Income taxes (benefit)	-	-

Net loss	(27,262)	(32,856)

Non-controlling interest	210	939

Net loss attributable to BioSig Technologies, Inc.	(27,052)	(31,917)

Preferred stock dividend	(9)	(9)
Preferred stock deemed dividend	(210)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(27,271)	$(31,926)

Net loss per common share, basic and diluted	$(0.64)	$(0.95)

Weighted average number of common shares outstanding, basic and diluted	42,632,595	33,511,941

The accompanying notes are an integral part of these Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
YEARS ENDED DECEMBER 31, 2022 AND 2021
(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2020	30,764,792	$31	$181,344	$(157,005)	$802	$25,172
Common stock issued for services	1,124,341	1	3,974	-	-	3,975
Common stock issued upon exercise of options at $2.96 per share	9,375	*	28	-	-	28
Sale of common stock, net transactional costs of $995	2,500,000	3	9,001	-	-	9,004
Sale of common stock under At-the-market offering, net of transaction expenses of $40	251,720	*	1,300	-	-	1,300
Change in fair value of modified options	-	-	313	-	8	321
Stock based compensation	916,952	1	5,176	-	348	5,525
Preferred stock dividend	-	-	(9)	-	-	(9)
Net loss	-	-	-	(31,917)	(939)	(32,856)
Balance, December 31, 2021	35,567,180	$36	$201,127	$(188,922)	$219	$12,460
Common stock issued for services	1,930,000	2	2,107	-	-	2,109
Sale of common stock and warrants, net transactional costs of $528	12,657,864	13	8,270	-	-	8,283
Sale of common stock under At-the-market offering, net of transaction expenses of $96	3,084,791	3	2,067	-	-	2,070
Common stock issued upon exercise of warrants at $0.25 per share	873,000	1	217	-	-	218
Common stock issued in settlement of accounts payable	238,638	*	105	-	-	105
Change in fair value of modified options	-	-	15	-	-	15
Issuance of subsidiary stock in settlement of debt to parent	-	-	(292)		292	-
Stock based compensation	259,165	*	2,625	-	(322)	2,303
Accretion of deemed preferred stock dividend	-	-	210	-	-	210
Deemed preferred stock dividend	-	-	(210)	-	-	(210)
Preferred stock dividend	-	-	(9)	-	-	(9)
Net loss	-	-	-	(27,052)	(210)	(27,262)
Balance, December 31, 2022	54,610,638	$55	$216,232	$(215,974)	$(21)	$292

**

*- less than $1

BIOSIG TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,262)	$(32,856)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	293	198
Non-cash lease expense	373	441
Equity based compensation	4,412	9,500
Gain on settlement of debt	-	(553)
Change in fair value of modified options	15	321
Changes in operating assets and liabilities:
Accounts receivable	(9)	-
Lease receivables	(220)	-
Inventory	284	(1,114)
Prepaid expenses and other	30	(50)
Deferred revenue	(32)	38
Deposits	-	60
Accounts payable and accrued expenses	776	(1,988)
Operating lease liabilities	(365)	(396)
Net cash used in operating activities	(21,705)	(26,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(168)	(542)
Net cash used in investing activity	(168)	(542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net of issuance costs	8,283	9,004
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	2,070	1,300
Proceeds from exercise of warrants	218	-
Proceeds from exercise of options	-	28
Net cash provided by financing activities	10,571	10,332

Net decease in cash and cash equivalents	(11,302)	(16,609)

Cash, beginning of the period	11,659	28,268
Cash, end of the period	$357	$11,659

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of debt	$105	$-
Dividend payable on preferred stock charged to additional paid in capital	$9	$9
Series C convertible preferred stock deemed dividend	$210	$-
Record right-to-use assets and related lease liability	$502	$800

The accompanying notes are an integral part of these Consolidated Financial Statements

BIOSIG TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of December 31, 2022, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation.

COVID-19

On March 11, 2020, the World Health Organization declared a pandemic related to the rapidly spreading coronavirus (COVID-19) outbreak, which has led to a global health emergency. The full public-health impact of the ongoing pandemic is currently indeterminable and rapidly evolving, and the related health crisis has adversely affected and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP Systems into the end of 2022 and 2023.

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

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2022, the Company had cash of $0.4 million and working capital deficit of $2.1 million. During the year ended December 31, 2022, the Company used net cash in operating activities of $21.7 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company will require additional financing to fund future operations. Further, although the Company began commercial operations, there is no assurance that the Company will be able to generate sufficient cash flow to fund operations. In addition, there can be no assurance that the Company’s continuing research and development will be successfully completed or that any additional products will be commercially viable.

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

Principals of consolidation

The accompanying consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc., and wholly owned subsidiary, NeuroClear Technologies, Inc. herein collectively referred to as the “Company” or “BioSig”. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP system is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP System and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

In 2022, the Company entered two leases for our PURE EP system at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an additional one year. The leases also have an option to purchase at the end of the lease at the fair market value. The Company accounts for the leases in accordance with ASC 842 and ASC 606.

The Company determined the leases meet the criteria of a sales-type lease whereby the present value of the future expected revenue (less the present value of the estimated unguaranteed residual value), cost of sales and profit and loss are recognized at the lease inception. Non-lease components are recognized under ASC 606. The discount rate utilized was the contract explicit rate of 2% per annum. (See Note 6 – Lease Receivables).

A reconciliation of contract liabilities with customers for the years ended December 31, 2022 and 2021, are presented below:

Year ended December 31,2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at December 31, 2022 (000’s)
Product revenue	$-	$254	$(254)	$-
Service revenue	37	-	(32)	5
Total	$37	$254	$(286)	$5

Year ended December 31, 2021:

	Balance at December 31, 2020 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at December 31, 2021 (000’s)
Product revenue	$-	$414	$(414)	$-
Service revenue	-	64	(27)	37
Total	$-	$478	$(441)	$37

The table below summarizes our deferred revenue as of December 31, 2022 and 2021:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Deferred revenue-current	$5	$32
Deferred revenue-noncurrent	-	5
Total deferred revenue	$5	$37

The Company had three customers which accounts for approximately 44.4%, 44.4% and 11.2% of our revenue in the year ended December 31, 2022 and two customers which accounted for approximately 68% and 32% of their revenue in the year ended December 31, 2021.

At December 31, 2022, the Company had two customers representing 52.2% and 47.8% of the outstanding accounts receivable. No outstanding accounts receivable at December 31, 2021.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP system for the year ended December 31, 2022 and 2021.

Cost of Revenue

Cost of revenue consists primarily of the delivered cost of our medical device(s) sold or the leased under a sales-type lease.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at December 31, 2022 and 2021. The Company believes that its reserve is adequate, however results may differ in future periods. For the years ended December 31, 2022 and 2021, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2022 and 2021, deposits in excess of FDIC limits were $0.05 million and $11.2 million, respectively.

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

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory December 31, 2022 and 2021 was comprised of the following:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Finished goods-total	$1,477	$1,881
Finished goods-short term	336	1,881
Finished goods-long term	$1,141	$-

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

Other Assets:

Other assets are comprised of the following:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Security deposits	$43	$42
Trademarks	1	1
Total other assets	$44	$43

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the year ended December 31, 2022 and 2021.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $5.8 million and $5.6 million for the years ended December 31, 2022 and 2021, respectively.

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

The computation of basic and diluted loss per share as of December 31, 2022 and 2021 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2022	December 31, 2021
Series C convertible preferred stock	655,619	83,468
Options to purchase common stock	4,555,484	4,568,484
Warrants to purchase common stock	4,217,111	818,910
Restricted stock units to acquire common stock	239,584	141,250
Totals	9,667,798	5,612,112

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the year ended December 31, 2022 and 2021, the Company recorded amortization of $19,006 and $19,006 to current period operations, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the consolidated financial statements.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein represents all of the material financial information related to the Company’s principal operating segments. (See Note 13 – Segment Reporting).

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear is 69.08% and the non-controlling stockholders’ interest is 30.92% as of December 31, 2022. This is reflected in the consolidated statements of changes in equity.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022 and 2021 is summarized as follows:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Computer equipment	$397	$383
Furniture and fixtures	109	88
Manufacturing equipment	372	286
Testing/Demo equipment	304	145
Leasehold improvements	84	79
Total	1,266	981
Less accumulated depreciation	(601)	(329)
Property and equipment, net	$665	$652

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

Depreciation expense was $273,915 and $179,136 for year ended December 31, 2022 and 2021, respectively.

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

On August 2, 2021, the Company exercised its option to extend its Rochester, Minnesota lease of approximately 1,400 square feet of office space for two additional years expiring on October 31, 2023 with a fixed monthly rate of $3,513, increasing to $3,618 for the second year. On January 18, 2023, effective November 1, 2022, the Company entered into a termination agreement with the lessor for a termination fee of $7,155. In connection with the termination, the Company removed the remaining right-to-use assets of $41,227 and related lease liability of $41,930 with a credit to rent expense of $703 relating to the lease termination.

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

As of December 31, 2022, the Company had outstanding two leases with aggregate payments of $28,951 per month, expiring through July 31, 2025.

Right to use assets is summarized below:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Right to use asset	$995	$803
Less accumulated amortization	(290)	(199)
Right to use assets, net	$705	$604

During the year ended December 31, 2022 and 2021, the Company recorded $438,129 and $479,746 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Total lease liability	$765	$656
Less: short term portion	(313)	(283)
Long term portion	$452	$373

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2023	357
Year ended December 31, 2024	370
Year ended December 31, 2025	106
Total	833
Less: Present value discount	(68)
Lease liability	$765

Lease expense for the year ended December 31, 2022 and 2021 was comprised of the following:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Operating lease expense	$373	$441
Short-term lease expense	37	39
Variable lease expense	28	-
Total	$438	$480

NOTE 6 – LEASE RECEIVABLES

In 2022, the Company entered into two leases for our PURE EP system at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an addition one year. The leases also have an option to purchase at the end of the lease at the fair market value.

The Company determined the leases meet the criteria of a sales-type lease whereby the present value of the future expected revenue (less the present value of the estimated unguaranteed residual value), cost of sales and profit and loss are recognized at the lease inception. The discount rate utilized was the contract explicit rate of 2% per annum. The present value of the unguaranteed residual assets of $4 are included in net investment in leases in the balance sheet.

A reconciliation of lease receivables with customers for the year ended December 31, 2022 is presented below (none for 2021):

Year ended December 31, 2022:

	Balance at December 31, 2021 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at December 31, 2022 (000’s)
Contract asset	$-	$254	$(39)	$2	$4	$221
Less current portion	-	-	-	-	-	(120)
Noncurrent portion	$-	$254	$(39)	2	$4	$101

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2023	$104
Year ended December 31, 2024	104
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	4
Total	225
Less: Present value discount	(4)
Net investment in leases	$221

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2022 and 2021 consist of the following:

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Accrued accounting and legal	$646	$204
Accrued reimbursements and travel	33	56
Accrued consulting	546	264
Accrued research and development expenses	625	367
Accrued product purchases	-	1
Accrued marketing	256	38
Accrued office and other	220	84
Accrued payroll	513	552
Accrued settlement related to arbitration	13	613
	$2,852	$2,179

NOTE 8 – SERIES C 9% CONVERTIBLE PREFERRED STOCK

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

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of December 31, 2020 was $3.75 per share, subject to certain reset provisions. In 2021, the conversion price was reset from $3.75 per share to $2.27 per share and in 2022 reset to $0.25 per share. As such, the Company recorded a noncash deemed dividend of $209,682 during the year ended December 31, 2022.

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2022 and 2021, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand. The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

Series C Preferred Stock issued and outstanding totaled 105 as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, the Company has accrued $91,117 and $81,667 dividends payable on the Series C Preferred Stock.

NOTE 9 – STOCKHOLDER EQUITY

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

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2022 and 2021, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of December 31, 2022, and 2021, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2022 and 2021, the Company had 54,610,638 and 35,567,180 shares issued and outstanding, respectively.

2021:

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

At-The-Market Sale Agreement (2021)

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

2022:

During the year ended December 31, 2022, the Company issued 1,930,000 shares of common stock for services at a fair value of $2,108,500.

During the year ended December 31, 2022, the Company issued an aggregate of 259,165 shares of its common stock for vested restricted stock units.

During the year ended December 31, 2022, the Company issued an aggregate of 238,638 shares of its common stock in settlement of outstanding accounts payable of $105,000.

On November 3, 2022, the Company reduced the exercise price of the March 21, 2022 issued warrants (see below) from an exercise price of $1.40 per share to $0.25 per share from November 4, 2022 through November 10, 2022. The Company issued an aggregate of 873,000 shares of Common Stock for warrants exercised for a total of $218,250.

At December 31, 2022, the Company accrued for 2,370,000 obligated, but unissued shares of common stock for services at a fair value of $1,060,740.

Sale of common stock

On March 21, 2022, the Company entered into a securities purchase agreement with several institutional and accredited investors, pursuant to which the Company sold in a registered direct offering an aggregate of 2,613,130 shares of the Company’s common stock, at an offering price of $1.15 per share and warrants to purchase up to 2,613,130 shares of common stock at an exercise price of $1.40 per share, that are exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, for gross proceeds of approximately $3,005,000, net of expenses of approximately $5,000.

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

On November 18, 2022, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to the investors an aggregate of 3,541,469 shares (the “Shares”) of the Company’s common stock at a purchase price of $0.41 per share, in exchange for aggregate consideration of $1,411,775, net of expenses of $40,225.

On December 21, 2022, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which the Company sold to the investors an aggregate of 2,161,598 shares of the Company’s common stock at a purchase price of $0.51 per share, and warrants to purchase up to 1,080,799 shares of common stock at an exercise price of $0.45 per share, that are exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,050,960, net of expenses of $47,132.

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

From May 18, 2022 through November 29, 2022, the Company sold 3,084,791 shares of its common stock through the Sales Agreement for net proceeds of $2,069,582, after transactional costs of $121,926.

On November 30, 2022, the Company delivered written notice to the Agent to terminate the Sales Agreement, effective December 1, 2022 pursuant to Section 13(b) of the Sales Agreement. The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. On October 19, 2022, the 2012 Equity Incentive Plan expired.

2023 Long-Term Incentive Plan

On December 27, 2022, the Board of Directors of BioSig Technologies, Inc. approved the 2023 Long-Term Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 5,265,945 shares, plus any prior plan awards of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. At December 31, 2022, there were 5,265,945 shares available under the 2023 Long-Term Incentive Plan.

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

During the year ended December 31, 2022 and 2021, the Company granted an aggregate of 1,428,000 and 1,818,000 options to officers, directors and key consultants, respectively.

The following table presents information related to stock options at December 31, 2022:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 1.00	398,000	9.7	200,000
1.00-1.99	910,000	8.8	97,500
2.00-2.99	875,375	8.7	641,374
3.00-3.99	412,466	3.4	397,882
4.00-4.99	1,165,916	5.1	1,049,853
5.00-5.99	156,132	6.1	137,792
6.00-6.99	356,542	4.5	354,868
7.00-7.99	157,720	5.7	152,720
Over 8.00	123,333	3.8	117,080
	4,555,484	6.7	3,149,069

A summary of the stock option activity and related information for the Plan for the two years ended December 31, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	3,568,497	$5.59	7.0	$110,961
Grants	1,818,000	$3.69	10.0	-
Exercised	(9,375)	$2.96
Forfeited/expired	(808,638)	$6.19
Outstanding at December 31, 2021	4,568,484	$4.57	6.9	$-
Grants	1,428,000	$1.12	10.0	$-
Forfeited/expired	(1,441,000)	$4.54
Outstanding at December 31, 2022	4,555,484	$3.49	6.7	$3,000
Exercisable at December 31, 2022	3,149,069	$4.83	5.9	$3,000

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $0.42 as of December 31, 2022, which would have been received by the option holders had those option holders exercised their options as of that date.

During the year ended December 31, 2021, the Company granted an aggregate of 1,818,000 options to purchase the Company’s common stock in connection with services rendered at exercise prices from $2.44 to $4.97 per share for a term of ten years and with vesting from immediate to three years from the date of issuance.

During the year ended December 31, 2022, the Company granted an aggregate of 1,428,000 options to purchase the Company’s common stock in connection with services rendered at exercise prices from $0.40 to $1.72 per share for a term of ten years and with vesting from immediate to three years from the date of issuance.

The following assumptions were used in determining the fair value of options during the years ended December 31, 2022 and 2021:

	2022	2021
Risk-free interest rate	1.17% - 4.06%	0.77% to 1.49%
Dividend yield	0%	0%
Stock price volatility	83.83% to 96.29%	82.50% to 95.98%
Expected life	5 – 10 years	5-10 years
Weighted average grant date fair value	$0.80	$2.55

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

The fair value of all options vesting during the year ended December 31, 2022 and 2021 of $1,829,233 and $3,357,274, respectively, was charged to current period operations. Unrecognized compensation expense of $1,373,155 at December 31, 2022 which the Company expects to recognize over a weighted average period of 1.00 years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at December 31, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.4066	250,000	November 2032
$0.4100	60,976	May, 2028
$0.4455	1,130,012	June 2028
$0.9000	217,083	June 2027
$1.4000	1,740,130	September 2025
$4.8000	250,000	February 2025 to July 2026
$6.16	568,910	November 2027
	4,217,111

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

On November 18, 2022, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.4066 for services. The warrants expire ten years following the date of issuance The fair value of $90,865, determined using the Black-Scholes Option method was charged to current period operations. The assumptions issued in the fair value determination was volatility: 96.26%, estimated life: 10 years and risk-free rate of 3.82%.

On November 18, 2022, the Company issued warrants to purchase 60,976 shares of common stock at an exercise price of $0.41 per share exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance in connection with the sale of common stock in the November 2022 Offering. This Warrant was issued pursuant to that certain Engagement Agreement, by and between Laidlaw & Company (UK) Ltd. and the Company, dated as of October 11, 2022.

On December 27, 2022, the Company issued warrants to purchase 1,080,799 shares of its common stock at an exercise price of $0.4455 per share, that are exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance in connection with the sale of the Company’s common stock.

On December 27, 2022, the Company issued warrants to purchase 49,213 shares of common stock at an exercise price of $0.4455 per share exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance in connection with the sale of common stock in the December 2022 Offering. This Warrant was issued pursuant to that certain Engagement Agreement, by and between Laidlaw & Company (UK) Ltd. and the Company, dated as of October 11, 2022.

A summary of the warrant activity for the two years ended December 31, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	1,446,200	$5.44	3.3	$1,500
Issued	125,000	$4.80	5.0	-
Expired	(752,290)	$5.00
Outstanding at December 31, 2021	818,910	$5.74	5.3	$-
Issued	4,271,201	$1.05	4.0
Exercised	(873,000)	$0.25	-	-
Outstanding at December 31, 2022	4,217,111	$1.89	4.3	$-

Vested and expected to vest at December 31, 2022	4,217,111	$1.89	4.3	$3,960
Exercisable at December 31, 2022	3,026,123	$2.46	3.9	$3,350

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $0.42 of December 31, 2022, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

The fair value of warrants issued for services during the year ended December 31, 2022 and 2021 of $90,865 and $0, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at December 31, 2022.

Restricted Stock Units

The following table summarizes the restricted stock activity for the two years ended December 31, 2022:

Restricted shares issued as of January 1, 2021	218,334
Granted	301,000
Vested and issued	(258,084)
Forfeited	(120,000)
Restricted shares issued as of December 31, 2021	141,250
Granted	387,500
Vested and issued	(259,165)
Forfeited	(30,001)
Vested restricted shares as of December 31, 2022	-
Unvested restricted shares as of December 31, 2022	239,584

In 2021, the Company granted an aggregate of 301,000 restricted stock units for services with vesting ranging from four months to three years.

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

In 2022, the Company granted an aggregate of 387,500 restricted stock units for services with 375,000 vesting from four months to one year and 12,500 upon achievement of certain performance conditions.

Stock based compensation expense related to restricted stock grants was $358,931 and $950,281 for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the stock-based compensation relating to restricted stock of $107,655 remains unamortized.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,650,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the two years ended December 31, 2022 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2021	1,527,666	$5.00	4.0
Exercised	(550,000)	$5.00
Forfeited/expired	(852,666)	$5.00
Outstanding at December 31, 2021	125,000	$5.00	7.2
Forfeited/expired	(100,000)	$5.00
Outstanding at December 31, 2022	25,000	$5.00	1.5
Exercisable at December 31, 2022	25,000	$5.00	1.5

The following table presents information related to stock options at December 31, 2022:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	1.5	25,000

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

The fair value of all options vesting during the years ended December 31, 2022 and 2021 of $36,520 and $146,083, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at December 31, 2022.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at December 31, 2022:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the two years ended December 31, 2022:

Restricted shares outstanding at January 1, 2021:	1,420,716
Issued	(40,000)
Forfeited	(62,037)
Restricted shares outstanding at December 31, 2021:	1,318,679
Forfeited	(240,000)
Total restricted shares outstanding at December 31, 2022:	1,078,679

Comprised of:
Vested restricted shares as of December 31, 2022	678,679
Unvested restricted shares as of December 31, 2022	400,000
Total	1,078,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $(1,072,094) and $904,112 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the stock-based compensation relating to restricted stock of $58,140 remains unamortized.

NOTE 11 – NON-CONTROLLING INTEREST

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

On April 1, 2022, ViralClear issued 196,778 shares of its common stock to the Company in settlement of outstanding payables to BioSig Technologies.

As of December 31, 2022 and 2021, the Company had a majority interest in ViralClear of 69.08% and 68.44%, respectively.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2022 (000’s):

Net loss	$(671)
Average Non-controlling interest percentage of profit/losses	31.24%
Net loss attributable to the non-controlling interest	$(210)

Net loss attributable to the non-controlling interest for the year ended December 31, 2021 (000’s):

Net loss	$(3,077)
Average Non-controlling interest percentage of profit/losses	30.44%
Net loss attributable to the non-controlling interest	$(939)

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2022 (000’s):

Balance, January 1, 2021	$802
Allocation of equity to non-controlling interest due to equity-based compensation issued	348
Allocation of equity to non-controlling interest due change in fair value of modified option	8
Net loss attributable to non-controlling interest	(939)
Balance, December 31, 2021	219
Allocation of equity to non-controlling interest due to subsidiary shares issued in settlement of debt to parent	292
Allocation of equity to non-controlling interest due to equity-based compensation issued	(322)
Net loss attributable to non-controlling interest	(210)
Balance, December 31, 2022	$(21)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

The Company is obligated to pay ASPI: i) a monthly service fee of $40,000 and ii) 10% commission on all New Account revenue, as defined, on a quarterly basis. At December 31, 2022 and 2021, accounts payable due under the contract was $80 and $0, respectively.

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At December 31, 2022 and 2021, accounts payable due under the contract was $4 and $1, respectively.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At December 31, 2022 and 2021, accounts payable due under the contract was $0.

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate.  At December 31, 2022 and 2021, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. . At December 31, 2022 and 2021, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. . At December 31, 2022 and 2021, accounts payable due under the contract was $0.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the year end December 31, 2022 and 2021, the Company charged operations $247,622 and $252,452, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of December 31, 2022, the Company had aggregate purchase commitments of approximately $1,882,530 for future services or products, some of which are subject to modification or cancellations.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 13 – SEGMENT REPORTING

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

Information concerning the operations of the Company’s reportable segments is as follows:

	Year Ended December 31, 2022 (000's)	Year Ended December 31, 2021 (000's)
Revenues (from external customers)
BioSig	$286	$441
ViralClear	-	-
NeuroClear	-	-
	$286	$441

	Year Ended December 31, 2022 (000's)	Year Ended December 31, 2021 (000's)
Operating Expenses:
BioSig	$26,819	$30,016
ViralClear	672	3,630
NeuroClear	3	7
	$27,494	$33,653

	Year Ended December 31, 2022 (000's)	Year Ended December 31, 2021 (000's)
Loss from Operations
BioSig	$(26,590)	$(29,774)
ViralClear	(672)	(3,630)
NeuroClear	(3)	(7)
	$(27,265)	$(33,411)

	December 31, 2022 (000’s)	December 31, 2021 (000’s)
Total Assets
BioSig	$4,051	$13,595
ViralClear	49	1,924
NeuroClear	10	-
	$4,110	$15,519

NOTE 14 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of December 31, 2022 and 2021 was $120,000 and $86,208, respectively.

During the year ended December 31, 2022 and 2021, the Company’s Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

NOTE 15 – INCOME TAXES

At December 31, 2022, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $133,000,000, expiring in the year 2040, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2022, the Company has increased the valuation allowance by $5,645,000 from $31,170,000 to $36,815,000. We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal various State jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2016.

The effective rate differs from the statutory rate of 21% as of December 31, 2022 and 2021 due to the following:

	December 31, 2022	December 31, 2021
Statutory rate on pre-tax book loss	21.00%	21.00%
Other	(0.3)%	(1.3)%
Valuation allowance	(20.7)%	(19.7)%
	0.00%	0.00%

The Company’s deferred taxes as of December 31, 2022 and 2021 consist of the following:

	December 31, 2022	December 31, 2021
Non-Current deferred tax asset:
Net operating loss carry-forwards	$27,948,000	$24,308,000
Stock based compensation	7,814,000	6,862,000
Research and development costs	1,053,000	-
Valuation allowance	(36,815,000)	(31,170,000)
Net non-current deferred tax asset	$-	$-

NOTE 16 – FAIR VALUE MEASUREMENT

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

As of December 31, 2022, and 2021, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2022, and 2021, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liabilities as of December 31, 2022 and 2021.

NOTE 17 – SUBSEQUENT EVENTS

Equity transactions:

Options:

On February 16, 2023, BioSig granted 250,000 options to purchase shares of its common stock to an officer. The options are exercisable at $1.25 per share for ten years with vesting in one year in equal quarterly installments.

Common stock issued:

From January through March 2023, the Company issued an aggregate of 121,249 shares of its common stock for restricted stock units and 3,625,500 shares of its common stock for services rendered, valued at $2,345,586, of which $1,060,740 was accrued as stock-based compensation at December 31, 2022.

Equity sales:

From January through March 2023, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the Investors an aggregate of 8,500,300 shares of common stock at an average purchase price of $0.80 per share, and warrants to purchase up to 4,250,150 shares of common stock at an average exercise price of $0.7884 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $6,757,672, net of expenses of $471,967.

Pursuant to certain engagement agreements, dated October 11, 2022 and February 24, 2023 the Company had entered into with Laidlaw & Company (UK) Ltd., the Company issued to Laidlaw in connection with the 2023 PIPES, warrants to purchase 400,525 shares of common stock at an average exercise price of $0.7884 per share. The Laidlaw warrants becomes exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not designed at a reasonable assurance level and are not effective in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022, because management identified that inadequate identification, recording and reporting of stock based compensation due under consulting or other third-party contracts entered into by the Company, but not yet ratified by the Company’s Board of Directors which resulted in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Plan

In 2023, we have added additional measures  including contract language with all future  contracts to include a requirement that any stock-based compensation is subject to the Company’s Board of Directors approval. We believe the added contract revisions will remediate the underlying deficiencies as identified by us. The remediation efforts will include an ongoing review of the implementation of additional controls to ensure all risks have been addressed.

As a result of the material weaknesses discussed above or of others, we may experience negative impacts on our ability to accurately report our results of operation and financial condition in a timely manner. If we do identify a material weakness in our internal control over financial reporting and are unsuccessful in implementing or following a remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, if additional material weaknesses are found in our internal controls in the future, or if our external auditors cannot attest to the effectiveness of our internal control over financial review, if applicable, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management has remediation plans that will be implemented in 2023.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Kenneth L. Londoner	55	Chief Executive Officer, Executive Chairman and Director
Steven Buhaly	66	Chief Financial Officer
John Sieckhaus	55	Chief Operating Officer
Michael Graydon “Gray” Fleming, Jr.	46	Chief Commercial Officer
David Weild IV	66	Director
Patrick J. Gallagher	58	Director
Donald E. Foley	71	Director
James J. Barry, PhD	63	Director
Frederick D. Hrkac	57	Director
James L. Klein	58	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

On, February 6, 2023, Mr. Steve Chaussy resigned as Chief Financial Officer and on April 22, 2022 and April 28, 2022, Mr. Anthony Zook and Samuel Navarro resigned as members of the Company’s board of directors, respectively.

Biographical Information

Kenneth L. Londoner. Mr. Londoner has served as our director since February 2009, as our executive chairman since November 2013 and our chief executive officer since July 2017. He previously served as our chairman and chief executive officer from February 2009 to September 2013. Mr. Londoner served as the chief executive officer and president of ViralClear Pharmaceuticals, Inc., a majority-owned subsidiary of the Company (“ViralClear”) from November 2018 through April 2020 and again since October 2020; and served as ViralClear’s chairman of the board of directors from July 2019 through April 2020 and again since October 2020. Mr. Londoner has been serving as ViralClear’s director since November 2018. Mr. Londoner has served as the managing partner of Endicott Management Partners, LLC, a firm dedicated to assisting emerging growth companies in their corporate development since February 2010. From April 2007 to October 2009, he served as executive vice president – corporate business development and senior director of business development and, from November 2009 to December 2010, he served as a consultant to NewCardio, Inc., a medical device designer and developer. Mr. Londoner also served as a director of chatAND Inc. from January 2012 to April 2015. Mr. Londoner is a co-founder and board member of Safe Ports Holdings, Charleston, South Carolina. Mr. Londoner also served as a director of MedClean Technologies, Inc. from November 2008 to September 2010. Mr. Londoner was an investment officer and co-manager of the Seligman Growth Fund, Seligman Capital Fund, and approximately $2 billion of pension assets at J & W Seligman & Co, Inc. in New York from 1991 to 1997. Mr. Londoner graduated from Lafayette College in 1989 with a degree in economics and finance and received his MBA from New York University’s Leonard N. Stern School of Business in 1994. We believe that Mr. Londoner’s extensive experience in financial and venture capital matters, as well as his intimate knowledge of our company as its co-founder make him an asset to our Board.

Steven Buhaly. Mr. Buhaly has served as our chief financial officer since February 6, 2023. Mr. Buhaly has fifteen years of experience as a chief financial officer, having held this position at other companies including Planar Systems Inc. from 2000 to 2005, Longview Fibre Co. from 2006 to 2007, and most recently Qorvo Inc. from 2007 to 2016. Mr. Buhaly was the Chief Financial Officer at TriQuint Semiconductor, Inc. and continued to serve in that role following a merger with RF Micro Devices, Inc., which was then renamed as Qorvo Inc. Since retiring from Qorvo Inc. in mid-2016, he has worked as a freelance consultant and an angel investor. Mr. Buhaly holds a Bachelor of Science degree in Forest Engineering and a Master of Business Administration from University of Washington.

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

Michael Graydon “Gray” Fleming, Jr. Mr. Fleming has served as of chief commercial officer since December 2021. Mr. Fleming brings to the Company over 20 years in the healthcare industry, including 17 years at Abbott Laboratories and St. Jude Medical. During his tenure at Abbott, Mr. Fleming held several commercial leadership positions, including Vice President of Cardiac Sales, when he led sales and customer relationship management activities in some of the most significant strategic areas of focus. Mr. Fleming’s experience in delivering high-performing sales management initiatives led to substantial revenue growth with several key accomplishments, including the successful contracting of multiple leading IDN and GPO organizations. These initiatives resulted in some of the largest market share gains in the company’s history while also delivery while also delivering substantial overhauls of historically underperforming regions throughout the Central Time Zone. Most recently, Mr. Fleming held the position of Chief Commercial Officer at Carecubes, a company created to provide a temporary and scalable negative pressure isolation technology solution based upon original joint request from the Defense Advanced Research Projects Agency (DARPA) and Centers for Disease Control and Prevention (CDC). Mr. Fleming holds a Bachelor of Business Administration degree with a Major in Marketing from Stephen F. Austin State University in Texas and a certificate in Leadership in Excellence and Development (LEAD) Program from the University of Texas.

David Weild IV. Mr. Weild has served as a director since May 2015. Mr. Weild is founder, chairman and chief executive officer of Weild & Co., Inc., an Inc. 5000 Company and parent company of the investment banking firm Weild Capital, LLC. Prior to Weild & Co., Mr. Weild was vice chairman of NASDAQ, president of PrudentialFinancial.com and head of corporate finance and equity capital markets at Prudential Securities, Inc. Mr. Weild holds an M.B.A. from the Stern School of Business and a B.A. from Wesleyan University. Mr. Weild is currently on the board of Scopus BioPharma and INX, LTD and previously served on the board of PAVmed. From September 2010 to June 2011, Mr. Weild served on the board of Helium.com, until it was acquired by R.R. Donnelly & Sons Co. Since 2003, Mr. Weild was a director and then chairman of the board of the 9-11 charity Tuesday’s Children.  He continues to be involved as chairman emeritus. Mr. Weild brings extensive financial, economic, stock exchange, capital markets, and small company expertise to our Board gained throughout his career on Wall Street. He is a recognized expert in capital markets and has spoken at the White House, Congress, the SEC, Organisation for Economic Co-operation and Development and the G-20 on how market structure can be bettered to improve capital formation and economic growth.

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

James J. Barry, Ph.D. Dr. Barry has served as our director since September 2021. Dr. Barry has more than 30 years of experience in the medical device industry as an executive and corporate board director. He is currently the Principal Owner at Convergent Biomedical Group LLC since January 2011, a company providing advisory services to the life sciences industry. Prior to Convergent, Dr. Barry was President and CEO at InspireMD, Inc. (Nasdaq: NSPR) from June 2016 to December 2019 and platform technology company, Arsenal Medical from August 2011 to December 2013. Dr. Barry spent the majority of his career at Boston Scientific (NYSE: BSX) from April 1992 to June 2010 with increasing roles of responsibility culminating as Sr. Vice President of Corporate Technology. While at Boston Scientific, Dr. Barry led the development and launch of the TAXUS drug-eluting coronary stent that achieved annual sales exceeding $3 billion. Dr. Barry is the author of multiple peer-reviewed publications and holds more than 40 U.S. and international patents. He holds a Ph.D. in Biochemistry from the University of Massachusetts-Lowell and a B.A. in Chemistry from St. Anselm College.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2022, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2022, except that, due to timing of receiving EDGAR codes, Form 3 reports were filed late for, John Sieckhaus (March 21, 2022), Frederick Hrkac (April 28, 2022) and Gray Fleming (April 28, 2022).

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee was established in accordance with section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Weild, Klein and Gallagher, each of whom our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the NASDAQ Stock Market.  Mr. Weild is the chairman of our audit committee.  In addition, Mr. Weild qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Messrs. Foley, Hrkac and Weild, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market. Mr. Hrkac is the chairman of our nominating and corporate governance committee.

Compensation Committee

Our compensation committee is currently comprised of Messrs. Foley, Barry and Gallagher, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the NASDAQ Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the NASDAQ Stock Market.  Mr. Foley is the chairman of our compensation committee.

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

The main principles of our fiscal year 2022 compensation strategy included the following:

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

On February 2, 2023, we entered into a General Release and Severance Agreement with Steve Chaussy, former Chief Financial Officer of the Company, pursuant to which Mr. Chaussy’s employment with the Company will terminate at such point when his services are no longer required. On February 2, 2023, the Board appointed Mr. Steve Buhaly as the new Chief Financial Officer of the Company, whose employment commenced on February 6, 2023.

Summary Compensation Table

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2022; (ii) our most highly compensated executive officers, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2022, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2022 (collectively our “Named Executive Officers”):

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Kenneth L. Londoner, Chief Executive Officer, Executive Chairman and Director (20)	2022	865,667	(2)	125,000	(3)	504,000	(4)	-		177,030	(5)	1,671,697
	2021	840,000	(6)	105,000		1,197,000	(7)	119,633	(8)	93,381	(9)	2,355,014
Steven Chaussy, Former Chief Financial Officer (21)	2022	498,333	(10)	85,000	(11)	252,000	(12)	-		6,000	(13)	841,333
	2021	480,000	(14)	125,000		598,500	(15)	-		6,000	(16)	1,209,500
John R Sieckhaus, Chief Operating Officer (22)	2022	219,693		-		70,000	(17)	315,862	(18)	-		605,555

Gray Fleming, Chief Commercial Officer (23)	2022	400,000		-		-		-		-		400,000
	2021	28,974		-		-		597,053	(19)	-		626,027

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards or option awards, as applicable, granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Notes 9 and 10 to our financial statements for the fiscal year ended December 31, 2022 in this annual report.

(2)	Represents (i) salary of $690,667 from Company and (ii) salary of $175,000 from ViralClear.
(3)	Represents bonus of $125,000 from ViralClear.
(4)	Represents a common stock award of 400,000 fully vested shares granted on April 5, 2022.
(5)	Represents (i) director fees of $60,000 from company; (ii) director fees of $105,030 from ViralClear, (iii) $12,000 auto allowance in lieu for reimbursement of mileage.
(6)	Represents (i) salary of $665,000 from Company and (ii) salary of $175,000 from ViralClear.
(7)	Represents a common stock award of 300,000 fully vested shares granted on January 5, 2021.

(8)	Represents a stock option granted December 28, 2021 for the purchase of 75,000 shares of common stock, vesting immediately at an exercise price of $2.44 and termination date of December 28, 2031.
(9)	Represents (i) director fees of $80,000, (ii) $12,000 auto allowance in lieu for reimbursement of mileage, (iii) $1,381 personal part of business travel expenses.
(10)	Represents (i) salary of $398,333 from Company and (ii) salary of $100,000 from ViralClear.
(11)	Represents bonus of $85,000 from ViralClear
(12)	Represents a common stock award of 200,000 fully vested shares granted April 5, 2022.
(13)	Represents an auto allowance in lieu of reimbursement for mileage.
(14)	Represents (i) salary of $380,000 from Company and (ii) salary of $100,000 from ViralClear.
(15)	Represents a common stock award of 150,000 fully vested shares granted on January 5, 2021.
(16)	Represents an auto allowance in lieu of reimbursement for mileage.
(17)	Represents a common stock award of 50,000 fully vested shares granted March 21, 2022
(18)

Represents a stock option granted March 30, 2022 for the purchase of 350,000 shares of common stock, vesting 1/3 on one year anniversary and remainder quarterly over the next two years at an exercise price of $1.30 and termination date of March 30, 2032

(19)

Represents a stock option granted December 15, 2021 for the purchase of 350,000 shares of common stock, vesting 1/3 on one year anniversary and remainder quarterly over the next two years at an exercise price of $2.58 and termination date of December 15, 2031

(20)	Mr. Londoner served as our Executive Chairman and Director through the entirety of our last two fiscal years. Mr. Londoner has served as our Chief Executive Officer since July 31, 2017.
(21)

Mr. Chaussy served as our Chief Financial Officer through the entirety of our last two fiscal years. Mr. Chaussy has served as our Chief Financial Officer since January 1, 2018. On February 6, 2023, Mr. Chaussy retired as Chief Financial Officer.

(22)	Mr. Sieckhaus served as of Chief Operating Officer from March 21, 2022, date of hire.
(23)	Mr. Fleming served as of Chief Commercial Officer from December 6, 2021, date of hire.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Messrs. Londoner, Chaussy, Sieckhaus and Fleming are at-will employees, and do not have employment agreements with us. Additionally, we do not have any agreements that would provide for payment to any of Messrs. Londoner, Chaussy, Sieckhaus or Fleming following, or in connection with the resignation, retirement, or other termination of any of them, a change of control of us, or a change in either of their responsibilities following a change of control of us.

On February 2, 2023, we entered into a General Release and Severance Agreement (the “Release Agreement”) with Mr. Chaussy, pursuant to which Mr. Chaussy’s employment with the Company will terminate at such point when his services are no longer required (the “Separation Date”). For more detailed discussion of the Release Agreement, please see below under “Executive Employment Agreements – Steve Chaussy” in this Form 10-K.

Mr. Londoner and Mr. Chaussy received additional equity awards during 2020 from ViralClear for their roles as executive officers at ViralClear. For more detailed discussion of such awards, please see under the section titled “Certain Relationships and Related Transactions” in this Form 10-K.

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

On February 2, 2023, we entered into the Release Agreement with Mr. Chaussy, pursuant to which Mr. Chaussy’s employment with the Company will terminate at the Separation Date. Pursuant to the Release Agreement, we agreed, among other things, to: (i) continue to pay Mr. Chaussy’s base salary through the Separation Date, less applicable taxes and other withholdings, payable in equal installments in accordance with our normal payroll policies; (ii) continued participation through the Separation Date in our current employee benefit plans in which Mr. Chaussy has elected to participate and in accordance with the terms and conditions of such benefit plans; (iii) to grant Mr. Chaussy 200,000 restricted shares (the “Tranche A Awarded Shares”) of our common stock, pursuant to the terms and conditions of the 2023 Long-Term Incentive Plan and our standard Restricted Stock Award Agreement (the “RSA Agreement”); and (iv) upon the successful filing of this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission on or before April 14, 2023, pay a cash bonus of $200,000 to Mr. Chaussy as severance pay over six months, beginning on the Separation Date. Pursuant to the Release Agreement and provided that Mr. Chaussy executes and does not revoke the Supplemental Release Agreement (as defined in the Release Agreement) before the expiration of the consideration period set forth therein, we also agreed to grant Mr. Chaussy an additional 125,000 restricted shares of our common stock (the “Tranche B Awarded Shares”, and together with the Tranche A Awarded Shares, the “Awarded Shares”), pursuant to the terms and conditions of the 2023 Long-Term Incentive Plan and the RSA Agreement. The Awarded Shares will be fully vested on the date of grant. In consideration of the foregoing, Mr. Chaussy agreed to a release of claims against the Company including all of its affiliates, parent companies, subsidiary companies, employees, owners, directors, officers, principals, agents, insurers, and attorneys regarding, among other things, claims arising out of (i) his hiring, compensation, benefits, and employment with the Company, and (ii) his separation from employment with the Company. Mr. Chaussy also agreed to a customary covenant not to sue and a nondisclosure and confidentiality covenant. Please see our Current Report on 8-K filed with the SEC on February 7, 2023, as amended on February 7, 2023 for a copy of the full Release Agreement.

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

Employee Benefits and Perquisites

Along with all other full-time employees, Messrs. Londoner, Chaussy, Sieckhaus and Fleming are eligible to participate in our health and welfare plans which are comprised of medical, vision, life, and dental insurance benefits and an FSA plan.

Pursuant to the Release Agreement described above, Mr. Chaussy has continued participation through the Separation Date in our current employee benefit plans in which Mr. Chaussy has elected to participate and in accordance with the terms and conditions of such benefit plans.

No Tax Gross-Ups

We do not make gross-up payments to cover our executives’ personal income taxes that may pertain to any of the compensation paid by us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2022.

Name	Number of Securities underlying Unexercised Options (#) Exercisable		Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Kenneth	100,000	(1)	-		$4.66	4/14/2030	-	$-	-	$-
Londoner	75,000	(1)	-		$2.44	12/28/2031	-	$-	-	$-

Steven	12,000	(2)	-		$5.23	6/11/2023	-	$-	-	$-
Chaussy

John	-		350,000	(3)	$1.30	3/30/2032	-	$-	-	$-
Sieckhaus

Gray	116,666	(4)	233,334		$2.58	12/15/2031	-	$-	-	$-
Fleming

(1) Each of these options vested immediately

(2) Each of these options vested immediately

(3) Each of these options vest 1/3 on first anniversary and remainder quarterly over the next two years

(4) Each of these options vest 1/3 on first anniversary and remainder quarterly over the next two years

For more detailed discussion of such equity awards and our equity compensation plans, please see under the section titled “ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS” in this Form 10-K.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)		All Other Compensation ($) (1)(2)	Total ($)
Donald E. Foley	$40,000	$20,000	(2)	$-		$-	$60,000
Patrick J Gallagher	$30,000	$15,000	(3)	$-		$-	$45,000
David Weild, IV	$40,000	$20,000	(4)	$-		$-	$60,000
Samuel E. Navarro⸸	$15,000	$-		$-		$-	$15,000
James J. Barry PhD	$30,000	$15,000	(5)	$-		$-	$45,000
Anthony Zook^	$15,000	$-		$-		$-	$15,000
Frederick Hrkac@	$15,000	$20,000	(6)	$37,418	(7)	$-	$72,418
James Klein *	$15,000	$15,000	(8)	$41,870	(9)	$-	$71,870
Total:	$200,000	$105,000		$79,288		$-	$384,288

(1)

In accordance with SEC rules, this column reflects the aggregate fair value of stock or option awards granted during the fiscal year ended December 31, 2022, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.

(2)	Represents a common stock award of 45,455 fully vested shares granted November 23, 2022. As of December 31, 2022, Mr. Foley had 45,455 outstanding stock awards of shares of common stock.
(3)	Represents a common stock award of 34,091 fully vested shares granted November 23, 2022. As of December 31, 2022, Mr. Gallagher had 34,091 outstanding stock awards of shares of common stock.
(4)	Represents a common stock award of 45,455 fully vested shares granted November 23, 2022. As of December 31, 2022, Mr. Weild had 45,455 outstanding stock awards of shares of common stock.
(5)	Represents a common stock award of 34,091 fully vested shares granted November 23, 2022. As of December 31, 2022, Mr. Barry had 34,091 outstanding stock awards of shares of common stock.
(6)	Represents a common stock award of 45,455 fully vested shares granted November 23, 2022. As of December 31, 2022, Mr. Hrkac had 45,455 outstanding stock awards of shares of common stock.
(7)

Represents a stock option granted April 22, 2022 for the purchase of 50,000 shares of common stock, 50% vesting immediately and 50% vesting on April 22, 2023 at an exercise price of $0.82 per share and termination date of April 22, 2032.

(8)	Represents a common stock award of 34,091 fully vested shares granted November 23, 2022. As of December 31, 2022, Mr. Klein had 34,091 outstanding stock awards of shares of common stock.
(9)

Represents a stock option granted May 2, 2022 for the purchase of 50,000 shares of common stock, 50% vesting immediately and 50% vesting on May 2, 2023 at an exercise price of $0.87 per share and termination date of May 2, 2032.

^ Effective April 22, 2022, Mr. Zook resigned from the Board.

⸸ Effective April 28, 2022, Mr. Navarro resigned from the Board.

@ Effective April 28, 2022, Mr. Hrkac was appointed to the Board.

* Effective May 2, 2022, Mr. Klein was appointed to the Board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2022, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,045,484	$3.49	-
Equity compensation plans not approved by security holders(2)	25,000	$1.50	2,650,071
Total	4,070,484	$3.48	2,650,071

(1) Represents shares available for issuance under the 2012 Plan.

(2) Represents shares available for issuance under the ViralClear Plan.

BioSig Technologies, Inc. 2012 Equity Incentive Plan (expired October 2022)

On October 19, 2012, our board of directors adopted the BioSig Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. The 2012 Plan was amended at various times to, among other things, increase the number of shares of our Common Stock authorized under the plan. The 2012 Plan expired by its terms on October 17, 2022. As of December 28, 2022, the number of shares issuable upon exercise of outstanding options and underlying restricted stock awards granted under the 2012 Plan was 4,107,984. The material features of the 2012 Plan are described below:

Administration and Eligibility. The 2012 Plan was administered by our Board or the Compensation Committee of the Board (the “Administrator”). Employees (including any employee who was also a director or an officer), consultants, and non-employee directors of the Company who rendered services to the Company were eligible to participate in the 2012 Plan.

Stock Options. The Administrator could grant either incentive stock options (“ISOs”) qualifying under Code Section 422, or nonstatutory stock options, provided that only employees of the Company and its subsidiaries (excluding subsidiaries that are not corporations) were eligible to receive ISOs. The Administrator determined the terms of each stock option at the time of grant, including, without limitation, the method of delivery of shares and provisions governing the term, exercise, and forfeiture of each option.

Restricted Stock and Restricted Stock Units. The Administrator was authorized to grant restricted stock and restricted stock units. The Administrator determined the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units were made; the number of shares or units to be granted; the price to be paid, if any; the time or times within which the shares covered by such grants would be subject to forfeiture; the time or times at which the restrictions would terminate; and all other terms and conditions of the grants.

Vesting, Forfeiture, Assignment. The Administrator, in its sole discretion, could determine that an award will be immediately vested in whole or in part, or that all or any portion could not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the 2012 Plan. If the Administrator imposed conditions upon vesting, then the Administrator may, in its sole discretion, accelerate the date on which all or any portion of the award may be vested.

BioSig Technologies, Inc. 2023 Long-Term Incentive Plan

Purpose. The purpose of the 2023 Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of key employees, key contractors, and outside directors of the Company and our subsidiaries. The 2023 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance awards, dividend equivalent rights, other awards, performance goals, and tandem awards which may be granted singly or in combination, or in tandem, and that may be paid in cash, shares of our Common Stock, or other consideration, or any combination thereof. The 2023 Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of our key employees, key contractors, and outside directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The 2023 Plan was approved by our Board on December 27, 2022 (the “Effective Date”) and approved by our stockholders at a special meeting held on February 7, 2023. The 2023 Plan will terminate on the tenth anniversary of the Effective Date, unless earlier terminated by our Board. No award may be granted under the 2023 Plan after its termination date, but awards made prior to the termination date may extend beyond that date in accordance with their terms.

Share Authorization. Subject to certain adjustments, the maximum aggregate number of shares of our Common Stock that may be delivered pursuant to awards under the 2023 Plan is currently 5,265,945 shares, plus any Prior Plan Awards (as defined below), subject to adjustment in certain circumstances to prevent dilution or enlargement as described below. All of the shares available for issuance as an award under the 2023 Plan may be delivered pursuant to incentive stock options. “Prior Plan Awards” means (i) any awards granted pursuant to the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan or the BioSig Technologies, Inc. 2012 Equity Incentive Plan that are outstanding on the Effective Date and that, on or after the Effective Date, (x) expire or otherwise terminate without having been exercised in full or without Common Stock being issued pursuant to such awards, (y) are forfeited, or (z) are repurchased by us.

Shares to be issued under the 2023 Plan may be made available from authorized but unissued shares of our Common Stock, Common Stock held in our treasury, or shares purchased by us on the open market or otherwise. During the term of the 2023 Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the 2023 Plan. Shares underlying awards granted under the 2023 Plan that expire or are forfeited, or terminated without being exercised, or awards that are settled for cash, will again be available for the grant of additional awards within the limits provided by in the 2023 Plan. If previously acquired shares of Common Stock are delivered to the Company in full or partial payment of the exercise price for the exercise of a stock option granted under the 2023 Plan, the number of shares of Common Stock available for future awards under the 2023 Plan shall be reduced only by the net number of shares of Common Stock issued upon exercise of the stock option. Awards that may be satisfied either by the issuance of shares of Common Stock or by cash or other consideration shall be counted against the maximum number of shares of Common Stock that may be issued under the 2023 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2023 Plan if the settlement of the award will not require the issuance of shares, such as, for example, SARs that can only be satisfied by the payment of cash. Only shares forfeited back to the us or shares canceled on account of termination, expiration or lapse of an award, shares surrendered in payment of the exercise price of a stock option or shares withheld for payment of applicable employment taxes and/or withholding obligations resulting from the exercise of an option shall again be available for grant as incentive stock options under the 2023 Plan, but shall not increase the maximum number of shares that may be delivered pursuant to incentive stock options.

Administration. Under the terms of the 2023 Plan, the 2023 Plan will be administered by our Board or such committee of the Board as is designated by the Board to administer the 2023 Plan (the “Committee”), which, to the extent necessary to satisfy the requirements of Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), shall consist entirely of two or more “outside directors” as defined in Rule 16b-3 under the Exchange Act. At any time there is no Committee to administer the 2023 Plan, any reference to the Committee is a reference to our Board. The Committee will determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the 2023 Plan; establish and revise rules and regulations relating to the 2023 Plan and any sub-plans (including sub-plans for awards made to participants who do not reside in the United States); establish performance goals applicable to awards and certify the extent of their achievement; and make any other determinations that it believes are necessary for the administration of the 2023 Plan. The Committee may delegate certain of its duties to one or more of our officers as provided in the 2023 Plan.

Eligibility. The 2023 Plan provides for awards to the outside directors, officers, employees, and contractors of the Company and our subsidiaries. As of March 30, 2023, there were 47 employees, 6 directors, and approximately 15 consultants eligible to participate in the 2023 Plan. The Company’s current Section 16 executive officers and each member of our Board are among the individuals eligible to receive awards under the 2023 Plan.

Stock Options. Subject to the terms and provisions of the 2023 Plan, options to purchase shares of our Common Stock may be granted to eligible individuals at any time and from time to time as determined by the Committee. Stock options may be granted as incentive stock options, which are intended to qualify for favorable treatment to the recipient under federal tax law, or as nonqualified stock options, which do not qualify for such favorable tax treatment. Subject to the limits provided in the 2023 Plan, the Committee determines the number of stock options granted to each recipient. Each stock option grant will be evidenced by a stock option agreement that specifies the stock option’s exercise price, whether the stock options are intended to be incentive stock options or nonqualified stock options, the duration of the stock options, the number of shares to which the stock options pertain, and such additional limitations, terms, and conditions as the Committee may determine.

The Committee determines the exercise price for each stock option granted, except that the exercise price may not be less than 100% of the fair market value of a share of our Common Stock on the date of grant; provided, however, that if an incentive stock option is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our Common Stock (or of any parent or subsidiary), the exercise price must be at least 110% of the fair market value of a share of our Common Stock on the date of grant. All stock options granted under the 2023 Plan will expire no later than ten years (or, in the case of an incentive stock option granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our Common Stock (or of any parent or subsidiary), five years) from the date of grant. Stock options are nontransferable except by will or by the laws of descent and distribution or, in the case of nonqualified stock options, as otherwise expressly permitted by the Committee. The granting of a stock option does not accord the recipient the rights of a stockholder, and such rights accrue only after the exercise of a stock option and the registration of shares of our Common Stock in the recipient’s name.

Stock Appreciation Rights. The 2023 Plan authorizes the Committee to grant SARs, either as a separate award or in connection with a stock option. A SAR entitles the holder to receive from us, upon exercise, an amount equal to the excess, if any, of the aggregate fair market value of a specified number of shares of our Common Stock to which such SAR pertains over the aggregate exercise price for the underlying shares. The exercise price of a SAR shall not be less than 100% of the fair market value of a share of our Common Stock on the date of grant.

Each SAR will be evidenced by an award agreement that specifies the exercise price, the number of shares to which the SAR pertains, and such additional limitations, terms, and conditions as the Committee may determine. We may make payment of the amount to which the participant exercising SARs is entitled by delivering shares of our Common Stock, cash, or a combination of stock and cash as set forth in the award agreement relating to the SARs. SARs are not transferable except as expressly permitted by the Committee.

Restricted Stock. The 2023 Plan provides for the award of shares of our Common Stock that are subject to forfeiture and restrictions on transferability as set forth in the 2023 Plan, the applicable award agreement, and as may be otherwise determined by the Committee. Except for these restrictions and any others imposed by the Committee, upon the grant of restricted stock, the recipient will have rights of a stockholder with respect to the restricted stock, including the right to vote the restricted stock and to receive all dividends and other distributions paid or made with respect to the restricted stock on such terms as will be set forth in the applicable award agreement; provided, however, such dividends or distributions may, if provided in the applicable award agreement, be withheld by us for a participant’s account until the restrictions lapse with respect to such restricted stock. During the restriction period set by the Committee, the recipient may not sell, transfer, pledge, exchange, or otherwise encumber the restricted stock.

Restricted Stock Units. The 2023 Plan authorizes the Committee to grant restricted stock units. Restricted stock units are not shares of our Common Stock and do not entitle the recipients to the rights of a stockholder, although the award agreement may provide for rights with respect to dividends or dividend equivalents. The recipient may not sell, transfer, pledge, or otherwise encumber restricted stock units granted under the 2023 Plan prior to their vesting. Restricted stock units will be settled in shares of our Common Stock, in an amount based on the fair market value of our Common Stock on the settlement date. If the right to receive dividends on restricted stock units is awarded, then, if provided in the applicable award agreement, such dividends may be withheld by us for a participant’s account until the restrictions lapse with respect to such restricted stock units.

Dividend Equivalent Rights. The Committee may grant a dividend equivalent right either as a component of another award or as a separate award. The terms and conditions of the dividend equivalent right will be specified by the grant and, when granted as a component of another award, may have terms and conditions different from such other award. Dividend equivalent rights granted as a separate award also may be paid currently or may be deemed to be reinvested in additional Common Stock. Any such reinvestment will be at the fair market value at the time thereof. Dividend equivalent rights may be settled in cash or Common Stock.

Performance Awards. The Committee may grant performance awards payable at the end of a specified performance period in cash, shares of Common Stock, or other rights based upon, payable in, or otherwise related to our Common Stock. Payment will be contingent upon achieving pre-established performance goals (as described below) by the end of the applicable performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2023 Plan, and to the extent an award is subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or authoritative guidance issued thereunder. In certain circumstances, the Committee may, in its discretion, determine that the amount payable with respect to certain performance awards will be reduced from the maximum amount of any potential awards. If the Committee determines, in its sole discretion, that the established performance measures or objectives are no longer suitable because of a change in our business, operations, corporate structure, or for other reasons that the Committee deems satisfactory, the Committee may modify the performance measures or objectives and/or the performance period.

Performance Goals. The 2023 Plan provides that performance goals may be established by the Committee in connection with the grant of any award under the 2023 Plan. Such goals shall be based on the attainment of specified levels of one or more business criteria, which may include, without limitation: cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings or similar extraordinary business transactions; sales growth; price of our Common Stock; return on assets, equity or stockholders’ equity; market share; inventory levels, inventory turn or shrinkage; total return to stockholders; or any other criteria determined by the Committee, in each case with respect to the Company or any one or more of our subsidiaries, divisions, business units, or business segments, either in absolute terms or relative to the performance of one or more other companies (including an index covering multiple companies).

Other Awards. The Committee may grant other forms of awards, based upon, payable in, or that otherwise relate to, in whole or in part, shares of our Common Stock, if the Committee determines that such other form of award is consistent with the purpose and restrictions of the 2023 Plan. The terms and conditions of such other form of award shall be specified in the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified in the grant.

Vesting of Awards; Forfeiture; Assignment. Except as otherwise provided below, the Committee, in its sole discretion, may determine that an award will be immediately vested, in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the 2023 Plan.

The Committee may impose on any award, at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The Committee will specify the circumstances under which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise determined by the Committee, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period.

Awards granted under the 2023 Plan generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit transfers of nonqualified stock options or SARs to: (i) the spouse (or former spouse), children, or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (a) such Immediate Family Members and/or (b) entities that are controlled by the participant and/or his or her Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such nonqualified stock options or SARs are granted must be approved by the Committee and must expressly provide for such transferability, and (z) subsequent transfers of transferred nonqualified stock options or SARs shall be prohibited except those by will or the laws of descent and distribution.

Change in Control. In connection with a change in control, outstanding awards may be converted into new awards, exchanged or substituted for with new awards, or canceled for no consideration, provided participants were given notice and an opportunity to purchase or exercise such awards, or cancelled and cashed out based on the positive difference between the per share amount to be received in connection with the transaction and the purchase/exercise price per share of the award, if any. The description of a change in control and its effects on awards granted under the 2023 Plan is qualified in its entirety by reference to the relevant terms and provisions of the 2023 Plan, which is attached as Annex A to our Proxy Statement filed with the SEC on December 29, 2022.

Recoupment for Restatements. The Company may recoup all or any portion of any shares of our Common Stock or cash paid to a participant in connection with an award, in the event of a restatement of our financial statements as set forth in our clawback policy as may be in effect from time to time.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution (whether in the form of cash, shares of our Common Stock, other securities, or other property), recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of shares of our Common Stock or other securities, issuance of warrants or other rights to purchase shares of our Common Stock or other securities, or other similar corporate transaction or event affects the fair market value of an award, the Committee shall adjust any or all of the following so that the fair market value of the award immediately after the transaction or event is equal to the fair market value of the award immediately prior to the transaction or event: (i) the number of shares and type of Common Stock (or other securities or property) that thereafter may be made the subject of awards; (ii) the number of shares and type of Common Stock (or other securities or property) subject to outstanding awards; (iii) the exercise price of each outstanding stock option; (iv) the amount, if any, we pay for forfeited shares in accordance with the terms of the 2023 Plan; and (v) the number of or exercise price of shares then subject to outstanding SARs previously granted and unexercised under the 2023 Plan, to the extent that the same proportion of our issued and outstanding shares of Common Stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of shares of Common Stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2023 Plan or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which we are subject.

Amendment or Discontinuance of the 2023 Plan. Our Board may, at any time and from time to time, without the consent of participants, alter, amend, revise, suspend, or discontinue the 2023 Plan in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2023 Plan and any awards under the 2023 Plan to continue to comply with Sections 421 and 422 of the Code (including any successors to such sections or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which our Common Stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of our stockholders entitled to vote on the approval of the 2023 Plan; and (ii) unless required by law, no action by our Board regarding amendment or discontinuance of the 2023 Plan may adversely affect any rights of any participants or obligations of the Company to any participants with respect to any outstanding awards under the 2023 Plan without the consent of the affected participant.

Repricing of Stock Options or SARs. The Committee may not “reprice” any stock option or SAR without stockholder approval. For purposes of the 2023 Plan, “reprice” means any of the following or any other action that has the same effect: (a) amending a stock option or SAR to reduce its exercise price; (b) canceling a stock option or SAR at a time when its exercise price exceeds the fair market value of a share of our Common Stock in exchange for cash or a stock option, SAR, award of restricted stock, or other equity award; or (c) taking any other action that is treated as a repricing under generally accepted accounting principles, provided that nothing will prevent the Committee from (x) making adjustments to awards upon changes in capitalization, (y) exchanging or cancelling awards upon a merger, consolidation, or recapitalization, or (z) substituting awards for awards granted by other entities, to the extent permitted by the 2023 Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth information regarding the beneficial ownership of our voting securities as of March 30, 2023 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our named directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc, 55 Greens Farms Road, 1st Floor, Westport, Connecticut 06880. Percentage of common stock ownership is based on 66,857,687 shares of common stock issued and outstanding as of March 30, 2023. Percentage of Series C Preferred Stock ownership is based on 105 shares of Series C Preferred Stock issued and outstanding as of March 30, 2023.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of March 30, 2023 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned (1)		Percentage Class (1) (2)	Number of Shares of Series C Preferred Stock Beneficially Owned	Percentage Class (11)	Total Voting Power
Directors and Named Executive Officers and 5% holders
Kenneth L. Londoner	3,653,144	(3)	5.45%	—	—	5.45%
Patrick J. Gallagher	327,258	(4)	*	—	—	*
Steve Buhaly	295,382	(5)	*	—	—	*
David Weild IV	476,827	(6)	*	—	—	*
Donald E. Foley	462,455	(7)	*	—	—	*
James Barry	146,091	(8)	*	—	—	*
Frederick D. Hrkac	111,455	(9)	*	—	—	*
James L. Klein	320,091	(10)	*	—	—	*
Gray Fleming	181,868	(11)	*	—	—	*
John Sieckhaus	186,666	(12)	*	—	—	*
Donald E. Garlikov	6,425,466	(13)	9.61%	—	—	9.61%
All directors and executive officers and 5% holders as a group of eleven persons	12,586,703		18.39%	—	—	18.43%
Series C Holders
Ray Weber	218,940	(15)	*	45	42.86%	*
INTL FCStone Financial Inc C/F Raymond E Weber IRA	170,533	(16)	*	35	33.33%	*
Martin F. Sauer	121,824	(17)		25	23.81%	*

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 30, 2023, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 66,857,687 shares of common stock outstanding as of March 30, 2023.

(3)

Comprised of (i) 2,296,820 shares of common stock directly held by Mr. Londoner, (ii) 1,181,324 shares of common stock held by Endicott Management Partners, LLC, an entity for which Mr. Londoner is deemed the beneficial owner, (iii) options to purchase 175,000 shares of common stock that are currently exercisable. Mr. Londoner has sole voting and dispositive power over the securities held for the account of Endicott Management Partners, LLC.

(4)

Comprised of (i) 108,585 shares of common stock directly held by Mr. Gallagher, (ii) 2,400 shares of common stock held by Amy E Gallagher Educational Trust for which Mr. Gallagher is deemed the beneficial owner with sole voting and dispositive power over the securities held by the trust, (iii) 2,400 shares of common stock held by Hans Gallagher Educational Trust for which Mr. Gallagher is deemed the beneficial owner with sole voting and dispositive power over the securities held by the trust, and (iv) options to purchase 213,873 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(5)	Comprised of (i) 232,882 shares of common stock and (ii) options to purchase 62,500 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(6)	Comprised of (i) 81,445 shares of common stock and (ii) options to purchase 395,372 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(7)	Comprised of (i) 188,455 shares of common stock and (ii) options to purchase 274,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(8)	Comprised of (i) 46,091 shares of common stock and (ii) options to purchase 100,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(9)	Comprised of (i) 61,455 shares of common stock and (ii) options to purchase 50,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(10)	Comprised of (i) 270,091 shares of common stock and (ii) options to purchase 50,000 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(11)	Comprised of (i) 36,036 shares of common stock and (ii) options to purchase 145,832 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(12)	Comprised of (i) 70,000 shares of common stock and (ii) options to purchase 116,666 shares of common stock that are currently exercisable or exercisable within 60 days of March 30, 2023.

(13)	Comprised of shares of common stock.

(14)	These percentages have been calculated based on 105 shares of Series C Preferred Stock outstanding as of March 30, 2023.

(15)

Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of March 30, 2023. Ray Weber may also be deemed beneficial owner of shares held by StoneX Group Inc C/F Raymond E Weber IRA. Mr. Weber’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(16)

Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of March 30, 2023. This stockholder’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(17)

Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of March 30, 2023. This stockholder’s address is 1028 Steeplechase Dr. Lancaster, PA 17601.

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

In connection with the SOW, the Company paid Sherpa a fee of (i) $200,000 in cash, of which $25,000 was paid on January 1, 2018, and the remainder was paid in the first quarter of 2018 upon completion of certain objectives, and (ii) a ten-year option to purchase up to 120,000 shares of the Company’s common stock at an exercise of $3.625 per share of common stock, of which 60,000 options vested immediately and 60,000 options vested at completion of performance-related conditions (subsequently, conditions met). The SOW has been subsequently extended through 2022 at a monthly rate of $15,000 per month. Mr. Filler is the general counsel and partner of Sherpa. During the years ended December 31, 2022 and 2021, the Company paid $165,000 and $180,000 as patent costs, consulting fees and expense reimbursements. As of December 31, 2022, and 2021, there was an unpaid balance of $75,000 and $15,000, respectively. As of June 28, 2021, Mr. Filler resigned from our Board.

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

On March 22, 2022, as an investor, but before appointment to the Board of Directors, James Klein purchased 110,000 shares of our common stock and 110,000 warrants to purchase shares of our common stock at $1.40 as part of a registered direct offering. On November 3, 2022, we offered all warrant holders of the March 22, 2022 offering a reduction in exercise price from $1.40 to $0.25. On November 14, 2022, Mr. Klein exercised his 110,000 warrants for 110,000 shares of our common stock for net proceeds of $27,500.

Independent Directors

Our board of directors has determined that each of David Weild IV, Patrick J. Gallagher, Donald E. Foley, James J. Barry, James L. Klein and Frederick D. Hrkac is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC.  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and did not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firms

The following is a summary of the fees billed to us by Friedman LLP and Marcum LLP for professional services rendered in the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees	$140,700	$132,350
Audit-Related Fees	86,600	25,200
Tax Fees	-	21,750
Total Fees	$227,300	$179,300

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

The following financial statements are included herein:

Reports of Independent Registered Public Accounting Firms (PCAOB ID 711 and ID 688)
Consolidated Balance Sheets as of December 31, 2022, and 2021
Consolidated Statements of Operations for the years ended December 31, 2022, and 2021
Consolidated Statement of Changes in Equity for the Years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022, and 2021
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

3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)
4.1*	Description of Securities.

4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 24, 2020)
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2021)
4.4	Form of Common Stock Purchase Warrant dated March 22, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 24, 2022)
4.5	Form of Common Stock Purchase Warrant dated December 27, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 28, 2022)
4.6	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.7	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.8	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.9	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.10	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.11	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.12	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.13	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.14	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.15	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.16	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)
4.17	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
10.1+	BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form S-1 filed on July 22, 2013)
10.2+	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form S-1 filed on July 22, 2013)
10.3+	Amendment No. 1 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed on March 28, 2014)
10.4+	Form of Restricted Stock Award Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on September 5, 2014)
10.5+	Amendment No. 2 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on April 17, 2015)
10.6+	Amendment No. 3 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.41 to the Form S-1 filed on May 20, 2015)
10.7+	Amendment No. 4 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form 8-K filed on May 29, 2015)
10.8+	Amendment No. 5 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 25, 2016)
10.9	Form of Warrant used in connection with the April 30, 2018 private placement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on May 1, 2018).
10.10+	Amendment No. 6 to the BioSig Technologies, Inc. 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 30, 2018)
10.11	Form of Series B Common Stock Purchase Warrant in connection with the July 30, 2018 private placement (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on August 16, 2018)
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
10.25

Form of Securities Purchase Agreement dated as of March 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2022)

10.26	ATM Sales Agreement by and between Virtu Americas LLC and BioSig Technologies, Inc. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on May 17, 2022)
10.27

Form of Securities Purchase Agreement dated as of November 18, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 21, 2022)

10.28

Form of Securities Purchase Agreement dated as of December 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2022)

10.29

Form of Securities Purchase Agreement dated as of January 10, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 17, 2023)

10.30

Form of Securities Purchase Agreement dated as of January 23, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 24, 2023)

10.31

Form of Securities Purchase Agreement dated as of January 25, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2023)

10.33

General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the amended Form 8-K filed on February 7, 2023)

10.34

Form of Securities Purchase Agreement dated as of February 3, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2023)

10.35	BioSig Technologies, Inc. 2023 Long-Term Incentive Plan dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 9, 2023)
10.36

Form of Securities Purchase Agreement dated as of February 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 13, 2023)

10.37	Form of Securities Purchase Agreement dated as of March 14, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2023)
10.38	Form of Securities Purchase Agreement dated as of March 24, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2023)
21.1	Subsidiary List of BioSig Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 15, 2021).
23.1*	Consent of Marcum LLP
23.2*	Consent of Friedman LLP

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: March 31, 2023	By:	/s/ KENNETH L. LONDONER
Kenneth L. Londoner
Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: March 31, 2023	By:	/s/ STEVEN J. BUHALY
Steven J. Buhaly
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DONALD E. FOLEY	Director	March 31, 2023
Donald E. Foley

/s/ PATRICK J. GALLAGHER	Director	March 31, 2023
Patrick J. Gallagher

/s/ JAMES J. BARRY PhD	Director	March 31, 2023
James J. Barry, PhD

/s/ FREDERICK D. HRKAC	Director	March 31, 2023
Frederick D. Hrkac

/s/ DAVID WEILD IV	Director	March 31, 2023
David Weild IV

/s/ JAMES L. KLEIN	Director	March 31, 2023
James L. Klein