Form 10-Q
period 2023-03-31
BioSig Technologies, Inc.
filed 2023-05-15
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 70,485,322 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$1,412	$357
Accounts receivable	17	9
Inventory, short term	345	336
Net investment in leases, short term	101	101
Prepaid expenses and vendor deposits	275	325
Total current assets	2,150	1,128

Property and equipment, net	630	665

Right-to-use assets, net	634	705

Other assets:
Inventory, long term	1,142	1,141
Net investment in leases, long term	94	120
Patents, net	303	307
Other assets	244	44

Total assets	$5,197	$4,110

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $0 and $120 to related parties as of March 31, 2023 and December 31, 2022, respectively	$2,392	$2,852
Customer deposits	8	-
Deferred revenue, short term	-	5
Dividends payable	93	91
Lease liability, short term	321	313
Total current liabilities	2,814	3,261

Lease liability, long term	368	452
Total long-term liabilities	368	452

Total liabilities	3,182	3,713

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of March 31, 2023 and December 31, 2022	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock, 105 shares of Series C outstanding as of March 31, 2023 and December 31, 2022 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 66,857,687 and 54,610,638 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	67	55
Additional paid in capital	225,215	216,232
Accumulated deficit	(223,306)	(215,974)
Total stockholders' equity attributable to BioSig Technologies, Inc.	1,976	313
Non-controlling interest	(66)	(21)
Total equity	1,910	292

Total liabilities and equity	$5,197	$4,110

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended March 31,
	2023	2022
Revenue:
Service	$5	$8
Total revenue	5	8

Operating expenses:
Research and development	1,062	1,617
General and administrative	6,245	6,401
Depreciation and amortization	84	55
Total operating expenses	7,391	8,073

Loss from operations	(7,386)	(8,065)

Other income (expense):
Interest income, net	4	-

Loss before income taxes	(7,382)	(8,065)

Income taxes (benefit)	-	-

Net loss	(7,382)	(8,065)

Non-controlling interest	50	102

Net loss attributable to BioSig Technologies, Inc.	(7,332)	(7,963)

Preferred stock dividend	(2)	(2)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(7,334)	$(7,965)

Net loss per common share, basic and diluted	$(0.12)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	61,426,514	35,997,298

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2023
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2022	54,610,638	$55	$216,232	$(215,974)	$(21)	$292
Common stock issued for services	1,167,500	1	1,096	-	-	1,097
Common stock issued in settlement of accounts payable	88,000	*	105	-	-	105
Sale of common stock and warrants, net transactional costs of $482	8,500,300	8	6,740	-	-	6,748
Stock based compensation	2,491,249	3	1,044	-	5	1,052
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,332)	(50)	(7,382)
Balance, March 31, 2023 (unaudited)	66,857,687	$67	$225,215	$(223,306)	$(66)	$1,910

* - less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE MONTHS ENDED MARCH 31, 2022
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	35,567,180	$36	$201,127	$(188,922)	$219	$12,460
Common stock issued for services	1,312,500	1	1,600	-	-	1,601
Change in fair value of modified options	-	-	15	-	-	15
Sale of common stock and warrants, net transactional costs of $3	2,613,130	2	3,000	-	-	3,002
Stock based compensation	6,249	*	500	-	(101)	399
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,963)	(102)	(8,065)
Balance, March 31, 2022 (unaudited)	39,559,059	$39	$206,240	$(196,885)	$16	$9,410

 * - less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,382)	$(8,065)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	84	55
Non-cash lease expense	71	85
Equity based compensation	2,149	2,000
Change in fair value of modified options	-	15
Changes in operating assets and liabilities:
Accounts receivable	(8)	-
Lease receivables	25	-
Inventory	(9)	(145)
Prepaid expenses and other	(151)	43
Deferred revenue	(5)	(8)
Customer deposits	8	-
Accounts payable and accrued expenses	(355)	165
Operating lease liabilities	(75)	(86)
Net cash used in operating activities	(5,648)	(5,941)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(45)	(55)
Net cash used in investing activity	(45)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	6,748	3,002
Net cash provided by financing activities	6,748	3,002

Net increase (decrease) in cash and cash equivalents	1,055	(2,994)

Cash, beginning of the period	357	11,659
Cash, end of the period	$1,412	$8,665

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of debt	$105	$-
Dividend payable on preferred stock charged to additional paid in capital	$2	$2

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had a majority interest in ViralClear of 69.08%.

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

The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 31, 2023.

COVID-19

The World Health Organization recently determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government has announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, resulting in delays to our commercialization objectives of the PURE EP Systems during 2023.

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

MARCH 31, 2023

(unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2023, the Company had cash of $1.4 million and working capital deficit of $(0.7) million. During the three months ended March 31, 2023, the Company used net cash in operating activities of $5.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

MARCH 31, 2023

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

A reconciliation of contract liabilities with customers for the three months ended March 31, 2023 and 2022, are presented below:

Three months ended March 31,2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at March 31, 2023 (000’s)
Service revenue	$5	$-	$(5)	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

Three months ended March 31, 2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at March 31, 2022 (000’s)
Service revenue	$37	$-	$(8)	$29

The table below summarizes our deferred revenue as of March 31, 2023 and December 31, 2022:

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Deferred revenue-current	$-	$5
Deferred revenue-noncurrent	-	-
Total deferred revenue	$-	$5

The Company had one customer which accounts for 100% of our revenue in the three months ended March 31, 2023 and 2022.

At March 31, 2023, the Company had three customers representing 45.3%, 28.5% and 26.2% of the outstanding accounts receivable.

At December 31, 2022, the Company had two customers representing 52.2% and 47.8% of the outstanding accounts receivable.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP system for the three months ended March 31, 2023 and 2022.

Cost of Revenue

Cost of revenue consists primarily of the delivered cost of our medical device(s) sold or the leased under a sales-type lease.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at March 31, 2023 and December 31, 2022. The Company believes that its reserve is adequate, however results may differ in future periods. For the three months ended March 31, 2023 and 2022, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At March 31, 2023 and December 31, 2022, deposits in excess of FDIC limits were $1.1 million and $0.05 million, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory March 31, 2023 and December 31, 2022 was comprised of the following:

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Finished goods-total	$1,487	$1,477
Finished goods-short term	345	336
Finished goods-long term	$1,142	$1,141

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

MARCH 31, 2023

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

Other Assets:

Other assets are comprised of the following:

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Vendor deposits	$200	$-
Security deposits	43	43
Trademarks	1	1
Total other assets	$244	$44

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three months ended March 31, 2023 and 2022.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.1 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

The computation of basic and diluted loss per share as of March 31, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2023	March 31, 2022
Series C convertible preferred stock	514,984	162,634
Options to purchase common stock	4,616,151	4,869,484
Warrants to purchase common stock	8,867,786	3,432,040
Restricted stock units to acquire common stock	430,835	82,500
Totals	14,429,756	8,546,658

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended March 31, 2023 and 2022, the Company recorded amortization of $4,851 and $4,751 to current period operations, respectively.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiary, ViralClear. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear is 69.08% and the non-controlling stockholders’ interest is 30.92% as of March 31, 2023. This is reflected in the consolidated statements of changes in equity.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), and ASC 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. On January 1, 2023, the Company adopted ASU 2016-13. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Computer equipment	$435	$397
Furniture and fixtures	109	109
Manufacturing equipment	372	372
Testing/Demo equipment	311	304
Leasehold improvements	84	84
Total	1,311	1,266
Less accumulated depreciation	(681)	(601)
Property and equipment, net	$630	$665

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

Depreciation expense was $79,468 and $50,082 for three months ended March 31, 2023 and 2022, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of March 31, 2023 and December 31, 2022, the Company had outstanding two leases with aggregate payments of $29,500 and $28,951 per month, respectively, expiring through July 31, 2025.

Right to use assets is summarized below:

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Right to use asset	$995	$995
Less accumulated amortization	(361)	(290)
Right to use assets, net	$634	$705

During the three months ended March 31, 2023 and 2022, the Company recorded $92,081 and $107,734 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Total lease liability	$689	$765
Less: short term portion	(321)	(313)
Long term portion	$368	$452

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2023	$268
Year ended December 31, 2024	370
Year ended December 31, 2025	106
Total	744
Less: Present value discount	(55)
Lease liability	$689

Lease expense for the three months ended March 31, 2023 and 2022 was comprised of the following:

	March 31, 2023 (000’s)	March 31, 2022 (000’s)
Operating lease expense	$71	$85
Short-term lease expense	6	9
Variable lease expense	15	14
Total	$92	$108

NOTE 6 – LEASE RECEIVABLES

In 2022, the Company entered into two leases for our PURE EP system at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an addition one year. The leases also have an option to purchase at the end of the lease at the fair market value.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

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

A reconciliation of lease receivables with customers for the three months ended March 31, 2023 is presented below (none for 2022):

Three months ended March 31, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at March 31, 2023 (000’s)
Contract asset	$221	$-	$(30)	$-	$4	$195
Less current portion	(101)	-	-	-	-	(101)
Noncurrent portion	$120	$-	$(30)	-	$4	$94

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2023	$78
Year ended December 31, 2024	104
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	4
Total	199
Less: Present value discount	(4)
Net investment in leases	$195

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2023 and December 31, 2022 consist of the following:

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Accrued accounting and legal	$735	$646
Accrued reimbursements and travel	77	33
Accrued consulting	530	546
Accrued research and development expenses	187	625
Accrued product and equipment purchases	33	-
Accrued marketing	96	256
Accrued office and other	169	220
Accrued payroll	552	513
Accrued settlement related to arbitration	13	13
	$2,392	$2,852

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2023 and December 31, 2022, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of March 31, 2023 and December 31, 2022, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

Series C Preferred Stock

As of March 31, 2023 and December 31, 2022, the Company had 105 shares of Series C Preferred stock issued and outstanding. In 2022, the conversion price of the Series C Preferred stock was reset from $2.27 per share to $0.25 per share. As such, the Company recorded a noncash deemed dividend of $209,682 during the year ended December 31, 2022.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2023 and December 31, 2022, the Company had 66,857,687 and 54,610,638 shares issued and outstanding, respectively.

During the three months ended March 31, 2023, the Company issued an aggregate of 3,537,500 shares of common stock for services at a fair value of $2,157,866, of which 2,370,000 common shares at a fair value of $1,060,740 was accrued at December 31, 2022.

During the three months ended March 31, 2023, the Company issued an aggregate of 88,000 shares of common stock in settlement of 2022 board fees at a fair value of $104,720.

During the three months ended March 31, 2023, the Company issued an aggregate of 121,249 shares of common stock for vested restricted stock units.

At March 31, 2023, the Company accrued 715,000 shares of common stock for services at a fair value of $565,550 and board fees of $110,000 as stock based compensation.

Equity sales:

From January through March 2023, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the investors an aggregate of 8,500,300 shares of common stock at an average purchase price of $0.85 per share, and warrants to purchase up to an aggregate of 4,250,150 shares of common stock at an average exercise price of $0.80 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $6,748,493, net of expenses of $480,946 (the “2023 PIPEs”).

Pursuant to certain engagement agreements, dated October 11, 2022 and February 24, 2023 the Company had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), the Company issued to Laidlaw in connection with the 2023 PIPEs, warrants to purchase an aggregate of 400,525 shares of common stock at an average exercise price of $0.7884 per share. The Laidlaw warrants become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2023 Long-Term Incentive Plan

On December 27, 2022, the Board of Directors of BioSig Technologies, Inc. approved the 2023 Long-Term Incentive Plan (the “Plan”) and on February 7, 2023 it was approved by the Company’s shareholders. The Plan provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, other awards, performance goals, and tandem awards which may be granted singly or in combination, or in tandem, to purchase up to 5,265,945 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonqualified options. The Board of Directors of the Company or a committee thereof (the “Administrator”) administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Additionally, the vesting period of the grants under the Plan will be determined by the Administrator, in its sole discretion, with an expiration period of not more than ten years. There are 4,052,945 shares remaining available for future issuance of awards under the terms of the Plan as of March 31, 2023.

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

During the three months ended March 31, 2023, the Company granted 250,000 options to an officer.

The following table presents information related to stock options at March 31, 2023:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 1.00	398,000	8.6	200,000
1.00-1.99	1,119,000	9.1	276,665
2.00-2.99	855,375	8.6	650,623
3.00-3.99	387,466	3.4	387,466
4.00-4.99	1,140,916	4.7	1,055,895
5.00-5.99	156,132	5.9	142,374
6.00-6.99	336,542	4.5	336,542
7.00-7.99	157,720	5.5	154,387
Over 8.00	65,000	4.4	65,000
	4,616,151	6.7	3,268,952

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,555,484	$3.49	6.7	$3,000
Grants	250,000	$1.25	10.0	$-
Forfeited/expired	(189,333)	$5.23
Outstanding at March 31, 2023	4,616,151	$3.30	6.7	$184,520
Exercisable at March 31, 2023	3,268,952	$3.98	6.0	$125,750

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $1.14 as of March 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

On February 16, 2023, the Company granted 250,000 options to purchase the Company’s common stock in connection with services rendered at the exercise price of $1.25 per share for a term of ten years and with vesting quarterly over one year.

The following assumptions were used in determining the fair value of options during the three months ended March 31, 2023:

Risk-free interest rate	4.06%
Dividend yield	0%
Stock price volatility	96.19%
Expected life	5.5 years
Weighted average grant date fair value	$0.96

The fair value of all options vesting during the three months ended March 31, 2023 and 2022 of $257,187 and $649,992, respectively, was charged to current period operations. Unrecognized compensation expense of $1,270,896 at March 31, 2023 will be expensed in future periods.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at March 31, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.4066	250,000	November 2032
$0.4100	60,976	May 2028
$0.4455	1,130,012	June 2028
$0.5136	1,160,372	July 2028
$0.7181	957,596	July 2028
$0.7502	98,436	July 2028
$0.7963	883,206	August 2028
$0.9000	217,083	June 2027
$1.0099	191,154	August 2028
$1.0260	517,030	September 2028
$1.0468	842,881	September 2028
$1.4000	1,740,130	September 2025
$4.8000	250,000	February 2025 to July 2026
$6.1600	568,910	November 2027
	8,867,786

During the three months ended March 31, 2023, the Company issued warrants to purchase an aggregate of 4,250,150 shares of its common stock to investors and warrants to purchase 400,525 shares of its common stock for engagement services at an average exercise price of $0.7884 per share that are exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

A summary of the warrant activity for the three months ended March 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,217,111	$1.89	4.3	$3,960
Issued	4,650,675	$0.79	5.4	-
Outstanding at March 31, 2023	8,867,786	$1.31	4.8	$-

Vested and expected to vest at March 31, 2023	8,867,786	$1.31	4.8	$2,699,954
Exercisable at March 31, 2023	3,026,123	$2.46	3.6	$235,450

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $1.14 as of March 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the three months ended March 31, 2023:

Restricted shares issued as of January 1, 2023	239,584
Granted	312,500
Vested and issued	(121,249)
Vested restricted shares as of March 31, 2023	-
Unvested restricted shares as of March 31, 2023	430,835

On January 29, 2023, in connection with a separation agreement, the Company granted 125,000 restricted stock units vesting at separation date at a fair value of $92,500.

On March 27, 2023, the Company granted an aggregate of 187,500 restricted stock units vesting on March 27, 2024 for services at a fair value of $223,125.

Stock based compensation expense related to restricted stock grants was $104,704 and $69,754 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the stock-based compensation relating to restricted stock of $318,576 remains unamortized.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

On September 24, 2019, ViralClear’s Board of Directors approved the 2019 Long-Term Incentive Plan (as subsequently amended, the “ViralClear Plan”). The ViralClear Plan was approved by BioSig as ViralClear’s majority stockholder. The ViralClear Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 4,000,000 shares of ViralClear’s common stock to officers, directors, employees and consultants of the ViralClear. Under the terms of the ViralClear Plan, ViralClear may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of ViralClear only and nonqualified options. The Board of Directors of ViralClear or a committee thereof (the “Administrator”) administers the ViralClear Plan and determines the exercise price, vesting and expiration period of the grants under the ViralClear Plan.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

ViralClear Options

The following table presents information related to stock options at March 31, 2023:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	1.25	25,000

The fair value of all options vesting during the three months ended March 31, 2023 and 2022 of $0 and $36,520, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at March 31, 2023 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at March 31, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the three months ended March 31, 2023:

Total restricted shares outstanding at March 31, 2023:	1,078,679

Comprised of:
Vested restricted shares as of March 31, 2023	678,679
Unvested restricted shares as of March 31, 2023	400,000
Total	1,078,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $14,535 and $(356,396) for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the stock-based compensation relating to restricted stock of $43,605 remains unamortized.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023 and December 31, 2022, the Company had a majority interest in ViralClear of 69.08%.

A reconciliation of the ViralClear Pharmaceuticals, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2023 (000’s):

Net loss	$(161)
Average Non-controlling interest percentage of profit/losses	31.0%
Net loss attributable to the non-controlling interest	$(50)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2022 (000’s):

Net loss	$(322)
Average Non-controlling interest percentage of profit/losses	31.6%
Net loss attributable to the non-controlling interest	$(102)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2023 (000’s):

Balance, January 1, 2023	$(21)
Allocation of equity to non-controlling interest due to equity-based compensation issued	5
Net loss attributable to non-controlling interest	(50)
Balance, March 31, 2023	$(66)

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

The Company is obligated to pay ASPI: i) a monthly service fee of $40,000 and ii) 10% commission on all New Account revenue, as defined, on a quarterly basis. At March 31, 2023 and December 31, 2022, accounts payable due under the contract was $55 and $80, respectively.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At March 31, 2023 and December 31, 2022, accounts payable due under the contract was $4.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At March 31, 2023 and December 31, 2022, accounts payable due under the contract was $0.

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At March 31, 2023 and December 31, 2022, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At March 31, 2023 and December 31, 2022, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At March 31, 2023 and December 31, 2022, accounts payable due under the contract was $0.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three months ended March 31, 2023 and 2022, the Company charged operations $65,919 and $67,640, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of March 31, 2023, the Company had aggregate purchase commitments of approximately $2,546,694 for future services or products, some of which are subject to modification or cancellations.

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

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2023 (000's)	Three Months Ended March 31, 2022 (000's)
Revenues (from external customers)
BioSig	$5	$8
ViralClear	-	-
NeuroClear	-	-
	$5	$8

	Three Months Ended March 31, 2023 (000's)	Three Months Ended March 31, 2022 (000's)
Operating Expenses:
BioSig	$7,230	$7,749
ViralClear	161	322
NeuroClear	-	2
	$7,391	$8,073

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(unaudited)

	Three Months Ended March 31, 2023 (000's)	Three Months Ended March 31, 2022 (000's)
Loss from Operations
BioSig	$(7,225)	$(7,741)
ViralClear	(161)	(322)
NeuroClear	-	(2)
	$(7,386)	$(8,065)

	March 31, 2023 (000’s)	December 31, 2022 (000’s)
Total Assets
BioSig	$5,162	$4,051
ViralClear	25	49
NeuroClear	10	10
	$5,197	$4,110

NOTE 13 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of March 31, 2023 and December 31, 2022 was $0 and $120,000, respectively.

During the three months ended March 31, 2023, the Company’s Chief Financial Officer participated in the Company’s 2023 PIPES, acquiring 232,882 shares of the Company’s common stock and 116,441 warrants to acquire the Company’s common stock at an exercise price of $0.7963, expiring August 8, 2028 for an investment of $200,000.

During the three months ended March 31, 2023 and 2022, the Company’s former Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

NOTE 14 – SUBSEQUENT EVENTS

Equity Transactions

In April and May 2023, the Company issued 10,835 shares of its common stock for vesting restricted stock units and 2,824,346 shares for its common stock for services rendered, valued at $3,542,453, of which $495,550 was recorded as stock-based compensation at March 31, 2023.

On May 5, 2023, the Company granted an aggregate of 30,000 options to purchase shares of its common stock to two employees. The options are exercisable at $1.35 per share for ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning May 5, 2024 for two years.

Equity sales:

On April 18, 2023, The Company entered into a Securities Purchase Agreement with certain accredited and institutional investors, pursuant to which the Company sold to the Investors an aggregate of 792,454 shares of the Company’s common stock at a purchase price of $1.1925 per share, and warrants to purchase up to 396,227 shares of common stock, at an exercise price of $1.13 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $945,001.

Pursuant to certain tail provisions in an engagement agreement, dated October 11, 2022, the Company had entered into with Laidlaw, the Company issued to Laidlaw in connection with the common stock sale, a warrant to purchase 7,862 shares of Common Stock at an exercise price of $1.13 per share (the “Laidlaw Warrant”). The Laidlaw Warrant will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

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

On January 10, 2023, we announced that Bellin Health entered into an agreement for an option to acquire a PURE EP™ System. Through a formal evaluation, Bellin reported that clear cardiac signals positively impacted procedural efficiency resulting in cost savings per procedure.

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

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear in connection with its prior objective to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib and have discontinued our pharmaceutical operations. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology with an initial emphasis on developing a novel nerve recording system. As of May 15, 2023, the Company retains 69.08% ownership of ViralClear.

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

Private Placements

During the period from January 2023 through April 2023, we completed eight private placement transactions were we sold shares and warrants to certain institutional and accredited investors, consisting of (i) an aggregate of 9,292,754 shares of our common stock, at purchase prices ranging from $0.5761 to $1.1925 per share, and (ii) warrants to purchase up to an aggregate of 4,646,377 shares of our common stock at exercise prices ranging from $0.5136 to $1.13 with a weighted average exercise price of $0.8279 per share, for aggregate consideration of approximately $7.67 million.

In addition, pursuant to certain tail provisions in an engagement agreement, dated October 11, 2022, we had entered into with Laidlaw, we issued to Laidlaw warrants to purchase an aggregate of 291,311 shares of common stock in connection with the transactions noted above.

In addition, pursuant to certain compensation provisions in an engagement agreement, dated February 24, 2023, we had entered into with Laidlaw, we issued to Laidlaw warrants to purchase an aggregate of 117,076 shares of common stock in connection with the transactions noted above.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended March 31, 2023 totaled $5 comprised of service revenue as compared to $8 for the three months ended March 31, 2022 both comprised of service revenue.

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

Cost of sales for the three months ended March 31, 2023 and 2022 was nil.

Gross profit from the three months ended March 31, 2023 and 2022 was $5 and $8 or 100.0%.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2023 were $1,062, a decrease of $555, or 34.3%, from $1,617 for the three months ended March 31, 2022. The decrease is primarily due to reduced salaries and consulting to $805 for the three months ended March 31, 2023 as compared to $1,182 for the three months ended March 31, 2022 in the BioSig segment, a decrease of $377 or 31.9%. In addition, we incurred a reduction in travel and supplies from $253 for the three months ended March 31, 2022 to $49 for the current period; a decrease of $204 or 80.6%. Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2023	March 31, 2022
Salaries and equity compensation	$798	$1,051
Consulting expenses	7	131
Research and clinical studies and design work	159	112
Data/AI development	37	50
Regulatory	12	20
Travel, supplies, other	49	253
Total	$1,062	$1,617

Stock based compensation for research and development personnel was $90 and $373 for the three months ended March 31, 2023 and 2022, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2023 were $6,245, a decrease of $156, or 2.4%, from $6,401 incurred in the three months ended March 31, 2022. This decrease is primarily due to reduction in the activities of our ViralClear segment, net with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $2,086 in the current period from $2,532 for the three months ended March 31, 2022, a decrease of $446, or 17.6%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig segment. We incurred $2,044 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2023 as compared to $1,643 in stock-based compensation for the same period in 2022.

Professional services for the three months ended March 31, 2023 totaled $422, an increase of $82, or 24.1%, over the $340 recognized for the three months ended March 31, 2022. Of professional services, legal fees totaled $267 for the three months ended March 31, 2023; an increase of $34, or 14.6%, from $233 incurred for the three months ended March 31, 2022. The increase is primarily due to costs incurred in 2023 for financing, contract work and patent filings for the BioSig segment not incurred in the prior period. Accounting fees incurred in the three months ended March 31, 2023 amounted to $76, a decrease of $31, or 29.0%, from $107 incurred in same period last year. In 2022, we incurred added audit costs for the ViralClear segment.

Consulting, public and investor relations fees for the three months ended March 31, 2023 were $945 as compared to $896 incurred for the three months ended March 31, 2022, an increase of $49, or 5.5%. The increase in consulting, marketing and investor relations fees during the three months ended March 31, 2023 related to our efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the three months ended March 31, 2023 were $199, a decrease of $100, or 33.4%, from $299 incurred in the three months ended March 31, 2022. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2023 was due to better efficiency with our commercialization effort in 2023 as compared to 2022.

Rent for the three months ended March 31, 2023 totaled $92, a decrease of $14, or 13.2%, from $106 incurred in three months ended March 31, 2022. The decrease in rent for 2023 as compared to 2022 is due primarily to a lower negotiated rent for our Los Angeles offices and reduction in our short-term storage leases in 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2023 totaled $84, an increase of $29, or 52.7%, over the expense of $55 incurred in the three months ended March 31, 2022, as a result of the adding additional manufacturing, office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2023 and 2022 totaled $2. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2023 was $7,334 compared to a net loss of $7,965 for the three months ended March 31, 2022.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

The World Health Organization recently determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government has announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, resulting in delaying to our commercialization objectives of the PURE EP Systems during 2023.

Liquidity and Capital Resources and Going Concern ($000’s)

As of March 31, 2023, we had a working capital deficit of $664, comprised of cash of $1,412, accounts receivable of $17, current portion of inventory of $345, current portion of net investments in leases of $101 and prepaid expenses and vendor deposits of $275, which was offset by $2,392 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $93, customer deposits of $8 and of lease liability of $321. For the three months ended March 31, 2023, we used $5,649 of cash in operating activities and $45 of cash in investing activities.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022 (000’s)

Cash provided by financing activities totaled $6,748, comprised of proceeds from the sale of our common stock and warrants, net of expenses, of $482.

In the comparable period in 2022, our aggregate cash provided by financing activities totaled $3,002 comprised of proceeds from the sale of our common stock. At March 31, 2023, we had cash of $1,412 compared to $8,665 at March 31, 2022. Our cash is held in bank deposit accounts. At March 31, 2023 and March 31, 2022, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2023 and 2022 was $5,648 and $5,941, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted reduced operating costs, general and administrative expenses in 2023 and with increases in our operating assets of $143 and a net decrease in our operating liabilities of $428.

We used $45 cash for investing activities for the three months ended March 31, 2023, compared to $55 for the three months ended March 31, 2022. For the current period and comparable period, we purchased computer and other equipment.

We had an accumulated deficit as of March 31, 2023 of $223.3 million, as well as a net loss attributable to BioSig Technologies, Inc. of $7.3 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach full commercial profitability.

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

Our plans include the continued commercialization of the PURE EP System and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Our shift from a focus on technology development to commercialization has allowed us to reduce our annual expenses in a meaningful way. As a result of this transition, we have been able to achieve savings through reductions in executive and management compensation and a reduction of our utilization of external consultants and professional service providers. We believe these cost-saving measures combined with our expectations of positive trends in commercial activity create the potential for us to achieve a lower cash flow breakeven rate. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months, and COVID-19 may continue to adversely affect the global economy. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of March 31, 2023, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not designed at a reasonable assurance level and were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Remediation Plan

During the three months ended March 31, 2023, we have added additional measures including multiple reviews of contract language with all future contracts to ensure that any stock-based compensation is subject to the Company’s Board of Directors approval. We believe the added contract revision reviews will remediate the underlying deficiencies as identified by us. The remediation efforts will include an ongoing review of the implementation of additional controls to ensure all risks have been addressed.  We believe the added contract revision reviews as well as implementation of additional levels of reviews of stock-based compensation will remediate the underlying deficiencies as identified by us.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)
4.1	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.2	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.3	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.4	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.5	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.6	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.7	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.8	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.9	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.10	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.11	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)

4.12	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
4.13	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.14	Form of Laidlaw Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 21, 2023)
10.1

Form of Securities Purchase Agreement dated as of January 10, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 17, 2023)

10.2

Form of Securities Purchase Agreement dated as of January 23, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 24, 2023)

10.3

Form of Securities Purchase Agreement dated as of January 25, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2023)

10.4

General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the amended Form 8-K filed on February 7, 2023)

10.5

Form of Securities Purchase Agreement dated as of February 3, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2023)

10.6	BioSig Technologies, Inc. 2023 Long-Term Incentive Plan dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 9, 2023)
10.7

Form of Securities Purchase Agreement dated as of February 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 13, 2023)

10.8

Form of Securities Purchase Agreement dated as of March 14, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2023)

10.9

Form of Securities Purchase Agreement dated as of March 24, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2023)

10.10

Form of Securities Purchase Agreement dated as of April 18, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2023)

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

BIOSIG TECHNOLOGIES, INC.

Date: May 15, 2023	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer (Principal Accounting Officer)