Form 10-Q
period 2023-06-30
BioSig Technologies, Inc.
filed 2023-08-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2023, there were 74,927,499 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$1,252	$357
Accounts receivable	21	9
Employee advance	5	-
Inventory, short term	189	336
Net investment in leases, short term	102	101
Prepaid expenses and vendor deposits	418	325
Total current assets	1,987	1,128

Property and equipment, net	621	665

Right-to-use assets, net	561	705

Other assets:
Inventory, long term	-	1,141
Net investment in leases, long term	69	120
Patents, net	298	307
Other assets	514	44

Total assets	$4,050	$4,110

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $0 and $120 to related parties as of June 30, 2023 and December 31, 2022, respectively	$2,906	$2,852
Deferred revenue, short term	-	5
Dividends payable	96	91
Lease liability, short term	330	313
Total current liabilities	3,332	3,261

Lease liability, long term	282	452
Total long term liabilities	282	452

Total liabilities	3,614	3,713

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of June 30, 2023 and December 31, 2022	105	105

Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of June 30, 2023 and December 31, 2022 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 73,457,375 and 54,610,638 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	73	55
Additional paid in capital	234,568	216,232
Accumulated deficit	(234,399)	(215,974)
Total stockholders' equity attributable to BioSig Technologies, Inc.	242	313
Non controlling interest	89	(21)
Total equity	331	292

Total liabilities and equity	$4,050	$4,110

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue:
Service	$-	$8	$5	$16
Total revenue	-	8	5	16

Operating expenses:
Research and development	1,709	1,351	2,771	2,968
General and administrative	9,107	4,302	15,352	10,703
Depreciation and amortization	92	71	176	126
Total operating expenses	10,908	5,724	18,299	13,797

Loss from operations	(10,908)	(5,716)	(18,294)	(13,781)

Other income (expense):
Interest income, net	3	-	7	-
Other income (expense), net:	(225)	-	(225)	-

Loss before income taxes	(11,130)	(5,716)	(18,512)	(13,781)

Income taxes (benefit)	-	-	-	-

Net loss	(11,130)	(5,716)	(18,512)	(13,781)

Non-controlling interest	37	(43)	87	59

Net loss attributable to BioSig Technologies, Inc.	(11,093)	(5,759)	(18,425)	(13,722)

Preferred stock dividend	(3)	(3)	(5)	(5)
Preferred stock deemed dividend	-	(108)	-	(108)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,096)	$(5,870)	$(18,430)	$(13,835)

Net loss per common share, basic and diluted	$(0.16)	$(0.15)	$(0.28)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	70,281,555	39,823,034	65,878,496	37,920,734

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2023
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2022	54,610,638	$55	$216,232	$(215,974)	$(21)	$292
Common stock issued for services	1,167,500	1	1,096	-	-	1,097
Common stock issued in settlement of accounts payable	88,000	*	105	-	-	105
Sale of common stock and warrants, net transactional costs of $482	8,500,300	8	6,740	-	-	6,748
Stock based compensation	2,491,249	3	1,044	-	5	1,052
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,332)	(50)	(7,382)
Balance, March 31, 2023 (unaudited)	66,857,687	67	225,215	(223,306)	(66)	1,910
Common stock issued for services	3,854,346	4	4,807	-	-	4,811
Sale of common stock and warrants, net transactional costs of $201	2,590,906	2	3,243	-	-	3,245
Sale of subsidiary stock	-	-	1,379	-	188	1,567
Common stock issued for exercise of warrants cashlessly	43,601	*	*	-	-	-
Stock based compensation	110,835	*	(73)	-	4	(69)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(11,093)	(37)	(11,130)
Balance, June 30, 2023 (unaudited)	73,457,375	$73	$234,568	$(234,399)	$89	$331

* - less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
THREE AND SIX MONTHS ENDED JUNE 30, 2022
(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	35,567,180	$36	$201,127	$(188,922)	$219	$12,460
Common stock issued for services	1,312,500	1	1,600	-	-	1,601
Change in fair value of modified options	-	-	15	-	-	15
Sale of common stock and warrants, net transactional costs of $3	2,613,130	2	3,000	-	-	3,002
Stock based compensation	66,249	*	500	-	(101)	399
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,963)	(102)	(8,065)
Balance, March 31, 2022 (unaudited)	39,559,059	39	206,240	(196,885)	16	9,410
Common stock issued for services	567,500	1	482	-	-	483
Sale of common stock under At-the-market offering, net of transaction expenses of $46	322,404	*	302	-	-	302
Sale of common stock, net of transactional costs of $438	4,341,667	5	2,813	-	-	2,818
Issuance of subsidiary stock in settlement of debt to parent	-	-	(292)	-	292	-
Stock based compensation	21,250	*	(86)	-	(231)	(317)
Accretion of deemed preferred stock dividend	-	-	108	-	-	108
Deemed preferred stock dividend	-	-	(108)	-	-	(108)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(5,759)	43	(5,716)
Balance, June 30, 2022 (unaudited)	44,811,880	$45	$209,456	$(202,644)	$120	$6,977

* - less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands, Except Par Value and Share Amounts)
(unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,512)	$(13,781)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	176	126
Non-cash lease expense	144	166
Non-cash inventory writedown	1,307	-
Equity based compensation	6,891	2,166
Change in fair value of modified options	-	15
Changes in operating assets and liabilities:
Accounts receivable	(12)	-
Lease receivables	50	-
Employee advances	(5)	-
Inventory	(19)	(145)
Prepaid expenses and other	(564)	(277)
Deferred revenue	(5)	(16)
Accounts payable and accrued expenses	159	(731)
Operating lease liabilities	(153)	(167)
Net cash used in operating activities	(10,543)	(12,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(122)	(60)
Net cash used in investing activity	(122)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	9,993	5,820
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	-	302
Proceeds from the sale of subsidiary stock to non-controlling interest, net of issuance costs	1,567	-
Net cash provided by financing activities	11,560	6,122

Net increase (decrease) in cash and cash equivalents	895	(6,582)

Cash, beginning of the period	357	11,659
Cash, end of the period	$1,252	$5,077

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of debt	$105	$-
Dividend payable on preferred stock charged to additional paid in capital	$5	$5
Series C convertible preferred stock deemed dividend	$-	$108
Record right-to-use assets and related lease liability	$-	$502

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business and organization

BioSig Technologies, Inc. (“BioSig” or the “Company”) was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company is principally devoted to improving the standard care in electrophysiology with our PURE EP Platform’s enhanced signal acquisition, digital signal processing, and analysis during ablation of cardiac arrhythmias. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in business enterprises in early commercialization stage.

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

As of June 30, 2023, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. On June 30, 2023, BioSig AI sold 1,710,000 shares of its common stock for net proceeds of $1,567,120 to fund initial operations. At June 30, 2023, the Company had a majority interest in BioSig AI of 87.5% (see Notes 8 and 10) prior to additional offerings after June 30, 2023 (see Note 14).

The unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc., and its majority owned subsidiaries, ViralClear and BioSig AI.

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

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 31, 2023.

COVID-19

The World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, resulting in delays to our commercialization objectives of the PURE EP Platform during 2023.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on "adjusted financial statement income," which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company evaluated the Inflation Reduction Act and its requirements, as well as its application to our business, and determined the Inflation Reduction Act to not have a material impact on our financial results.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2023, the Company had cash of $1.3 million and working capital deficit of $(1.3) million. During the six months ended June 30, 2023, the Company used net cash in operating activities of $10.5 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from the sale of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

The Company’s plans include the continued commercialization of the PURE EP Platform and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. The Company’s strategic shift from a focus on technology development to commercialization will allow the Company to significantly reduce operating expenses.

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

Revenue Recognition

The Company derives its revenue primarily from the sale and lease of its medical device, the PURE EP™ Platform, and well as related support and maintenance services and software upgrades in connection with the device.

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 842, Leases (“ASC 842”) for lease components and ASC 606, Revenue from Contracts with Customers (“ASC 606”) for non-lease components. For medical device sales, the Company recognize revenue under ASC 606.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

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

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP Platform is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP Platform and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

In 2022, the Company entered two leases for our PURE EP Platform at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an additional one year. The leases also have an option to purchase at the end of the lease at the fair market value. The Company accounts for the leases in accordance with ASC 842 and ASC 606.

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

A reconciliation of contract liabilities with customers for the six months ended June 30, 2023 and 2022, are presented below:

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Six months ended June 30, 2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at June 30, 2023 (000’s)
Service revenue	$5	$-	$(5)	$-

Six months ended June 30, 2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at June 30, 2022 (000’s)
Service revenue	$37	$-	$(16)	$21

The table below summarizes our deferred revenue as of June 30, 2023 and December 31, 2022:

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Deferred revenue-current	$-	$5
Deferred revenue-noncurrent	-	-
Total deferred revenue	$-	$5

The Company had one customer which accounts for 100% of our revenue in the six months ended June 30, 2023 and for the three and six months ended June 30, 2022.

At June 30, 2023, the Company had three customers representing 67.5%, 20.6% and 11.9% of the outstanding accounts receivable.

At December 31, 2022, the Company had two customers representing 52.2% and 47.8% of the outstanding accounts receivable.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP Platform for the three and six months ended June 30, 2023 and 2022.

Cost of Revenue

Cost of revenue consists primarily of the delivered cost of our medical device(s) sold or leased under a sales-type lease.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at June 30, 2023 and December 31, 2022. The Company believes that its reserve is adequate, however results may differ in future periods. For the three and six months ended June 30, 2023 and 2022, bad debt expense totaled $0.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At June 30, 2023 and December 31, 2022, deposits in excess of FDIC limits were $0.7 million and $0.05 million, respectively.

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

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory June 30, 2023 and December 31, 2022 was comprised of the following:

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Finished goods	$1,496	$1,477
Less: Inventory reserve	(1,307)	-
Finished goods, net	189	1,477
Finished goods-short term	189	336
Finished goods-long term	$-	$1,141

During the six months ended June 30, 2023, the Company recorded an allowance for inventory for $1,307 due to age of underlying product.

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

JUNE 30, 2023

(unaudited)

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

Other Assets:

Other assets are comprised of the following:

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Vendor deposits	$470	$-
Security deposits	43	43
Trademarks	1	1
Total other assets	$514	$44

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and six months ended June 30, 2023 and 2022.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.7 million and $2.8 million for the three and six months ended June 30, 2023; and $1.4 million and $3.0 million for the three and six months ended June 30, 2022, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The computation of basic and diluted loss per share as of June 30, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2023	June 30, 2022
Series C convertible preferred stock	509,231	257,524
Options to purchase common stock	5,309,651	5,023,484
Warrants to purchase common stock	10,172,823	3,649,123
Restricted stock units to acquire common stock	580,000	111,250
Totals	16,571,705	9,041,381

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and six months ended June 30, 2023, the Company recorded amortization of $4,752 and $9,603; and $4,752 and $9,503 for the three and six months ended June 30, 2022 to current period operations, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

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

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 87.53%; and the non-controlling stockholders’ interest is 30.92% and 12.47%, respectively as of June 30, 2023. This is reflected in the consolidated statements of changes in equity.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Computer equipment	$512	$397
Furniture and fixtures	109	109
Manufacturing equipment	372	372
Testing/Demo equipment	311	304
Leasehold improvements	84	84
Total	1,388	1,266
Less accumulated depreciation	(767)	(601)
Property and equipment, net	$621	$665

Property and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years. Leasehold improvements are depreciated over the related expected lease term. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition is reflected in earnings.

Depreciation expenses were $86,680 and $166,148 for three and six months ended June 30, 2023 and $66,243 and $116,625 for the three and six months ended June 30, 2022, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of June 30, 2023 and December 31, 2022, the Company had outstanding two leases with aggregate payments of $29,500 and $28,951 per month, respectively, expiring through July 31, 2025.

Right to use assets is summarized below:

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Right to use asset	$995	$995
Less accumulated amortization	(434)	(290)
Right to use assets, net	$561	$705

During the three and six months ended June 30, 2023, the Company recorded $93,057 and $184,577 and $108,612 and $216,346 for the three and six months ended June 30, 2022 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Total lease liability	$612	$765
Less: short term portion	(330)	(313)
Long term portion	$282	$452

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2023	$180
Year ended December 31, 2024	370
Year ended December 31, 2025	106
Total	656
Less: Present value discount	(44)
Lease liability	$612

Lease expense for the three months ended June 30, 2023 and 2022 was comprised of the following:

	June 30, 2023 (000’s)	June 30, 2022 (000’s)
Operating lease expense	$84	$81
Short-term lease expense	7	9
Variable lease expense	2	19
Total	$93	$109

Lease expense for the six months ended June 30, 2023 and 2022 was comprised of the following:

	June 30, 2023 (000’s)	June 30, 2022 (000’s)
Operating lease expense	$168	$166
Short-term lease expense	14	18
Variable lease expense	3	32
Total	$185	$216

NOTE 6 – LEASE RECEIVABLES

In 2022, the Company entered into two leases for our PURE EP Platform at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an additional one year. The leases also have an option to purchase at the end of the lease at the fair market value.

The Company determined the leases meet the criteria of a sales-type lease whereby the present value of the future expected revenue (less the present value of the estimated unguaranteed residual value), cost of sales and profit and loss are recognized at the lease inception. The discount rate utilized was the contract explicit rate of 2% per annum. The present value of the unguaranteed residual assets of $3 are included in net investment in leases in the balance sheet.

A reconciliation of lease receivables with customers for the six months ended June 30, 2023 is presented below (none for 2022):

Six months ended June 30, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at June 30, 2023 (000’s)
Contract asset	$221	$-	$(53)	$-	$3	$171
Less current portion	(101)	-	(1)	-	-	(102)
Noncurrent portion	$120	$-	$(54)	-	$3	$69

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2023	$53
Year ended December 31, 2024	104
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	3
Total	173
Less: Present value discount	(2)
Net investment in leases	$171

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2023 and December 31, 2022 consist of the following:

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Accrued accounting and legal	$841	$646
Accrued reimbursements and travel	37	33
Accrued consulting	569	546
Accrued research and development expenses	315	625
Accrued product and equipment purchases	15	-
Accrued marketing	234	256
Accrued office and other	244	220
Accrued payroll	638	513
Accrued settlement related to arbitration	13	13
	$2,906	$2,852

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2023 and December 31, 2022, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of June 30, 2023 and December 31, 2022, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

As of June 30, 2023 and December 31, 2022, the Company had 105 shares of Series C Preferred stock issued and outstanding. In 2022, the conversion price of the Series C Preferred stock was reset from $2.27 per share to $0.25 per share. As such, the Company recorded a noncash deemed dividend of $209,682 during the year ended December 31, 2022.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2023 and December 31, 2022, the Company had 73,457,375 and 54,610,638 shares issued and outstanding, respectively.

During the six months ended June 30, 2023, the Company issued an aggregate of 7,391,846 shares of common stock for services at a fair value of $6,968,469, of which 2,370,000 common shares at a fair value of $1,060,740 was accrued at December 31, 2022.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

During the six months ended June 30, 2023, the Company issued an aggregate of 88,000 shares of common stock in settlement of 2022 board fees at a fair value of $104,720.

During the six months ended June 30, 2023, the Company issued an aggregate of 232,084 shares of common stock for vested restricted stock units.

At June 30, 2023, the Company accrued board fees of $105,000 as stock based compensation.

Equity sales:

BioSig Technologies, Inc.:

From January through May 2023, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the investors an aggregate of 11,091,206 shares of common stock at an average purchase price of $0.96 per share, and warrants to purchase up to an aggregate of 5,545,603 shares of common stock at an average exercise price of $0.91 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $9,992,648, net of transactional expenses of $680,754 (the “2023 PIPEs”).

Pursuant to certain engagement agreements, dated October 11, 2022 and February 24, 2023 the Company had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), the Company issued to Laidlaw in connection with the 2023 PIPEs, warrants to purchase an aggregate of 471,085 shares of common stock at an average exercise price of $0.8692 per share. The Laidlaw warrants become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

BioSig AI Sciences, Inc.:

On June 30, 2023, BioSig AI sold 1,710,000 shares of its common stock for net proceeds of $1,567,120 ($1.00 per share). Prior to such sale, BioSig AI was a wholly owned subsidiary. At June 30, 2023, BioSig had a majority interest in BioSig AI of 87.5%.

Pursuant to an engagement agreement, dated June 13, 2023, as amended on July 19, 2023, BioSig AI entered into with Laidlaw, BioSig AI issued to Laidlaw to purchase an aggregate of 90,000 shares of its common stock at an exercise price of $1.00 per share. The Laidlaw warrants become exercisable immediately and will expire five years following the date of issuance.

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2023 Long-Term Incentive Plan

On December 27, 2022, the Board of Directors of BioSig (the “Board”) approved the 2023 Long-Term Incentive Plan (the “Plan”) and on February 7, 2023 it was approved by the Company’s shareholders. The Plan provides for the issuance of options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, other awards, performance goals, and tandem awards which may be granted singly or in combination, or in tandem, to purchase up to 5,265,945 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonqualified options. The Board or a committee thereof (the “Administrator”) administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Additionally, the vesting period of the grants under the Plan will be determined by the Administrator, in its sole discretion, with an expiration period of not more than ten years. There are 771,099 shares remaining available for future issuance of awards under the terms of the Plan as of June 30, 2023.

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

During the six months ended June 30, 2023, the Company granted an aggregate of 1,217,500 options to employees.

The following table presents information related to stock options at June 30, 2023:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 1.00	363,000	8.9	268,332
1.00-1.99	2,069,500	9.4	469,825
2.00-2.99	855,375	8.4	679,872
3.00-3.99	367,466	3.3	367,466
4.00-4.99	975,916	5.2	923,184
5.00-5.99	144,132	6.1	134,956
6.00-6.99	336,542	4.2	336,542
7.00-7.99	157,720	5.2	156,054
Over 8.00	40,000	6.9	40,000
	5,309,651	7.4	3,376,231

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,555,484	$3.49	6.7	$3,000
Grants	1,217,500	$1.34	10.0	$-
Forfeited/expired	(463,333)	$4.60
Outstanding at June 30, 2023	5,309,651	$2.90	7.4	$244,770
Exercisable at June 30, 2023	3,376,231	$3.70	6.4	$184,934

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig of $1.25 as of June 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

During the six months ended June 30, 2023, the Company granted an aggregate of 1,217,500 options to purchase the Company’s common stock at a weighted average exercise price of $1.34 per share for a term of ten years, with vesting from one to three years from the date of grant.

The following assumptions were used in determining the fair value of options during the six months ended June 30, 2023:

Risk-free interest rate		3.32% to 4.06%
Dividend yield		0%
Stock price volatility		94.44% to 97.17%
Expected life	5.5 to 6.0	years
Weighted average grant date fair value		$1.03

The fair value of all options vesting during the three and six months ended June 30, 2023 of $386,336 and $639,523 and $356,394 and $1,006,386 for the three and six months ended June 30, 2022, respectively, was charged to current period operations. Unrecognized compensation expense of $1,883,443 at June 30, 2023 which the Company expects to recognize over a weighted average period of 0.70 years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig at June 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.4066	250,000	November 2032
$0.4455	1,130,012	June 2028
$0.5136	1,160,372	July 2028
$0.7181	957,596	July 2028
$0.7502	98,436	July 2028
$0.7963	883,206	August 2028
$0.9000	217,083	June 2027
$1.0099	191,154	August 2028
$1.0260	517,030	September 2028
$1.0468	842,881	September 2028
$1.1300	404,089	October 2028
$1.3280	961,924	November 2028
$1.4000	1,740,130	September 2025
$4.8000	250,000	February 2025 to July 2026
$6.1600	568,910	November 2027
	10,172,823

During the six months ended June 30, 2023, the Company issued warrants to purchase an aggregate of 5,545,603 shares of its common stock to investors and warrants to purchase 471,085 shares of its common stock for engagement services at an average exercise price of $0.8976 per share that are exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

During the six months ended June 30, 2023, the Company issued 43,601 shares of its common stock upon cashless exercise of warrants to purchase an aggregate of 60,976 shares of common stock, pursuant to the formula set forth in such warrants.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

A summary of the warrant activity for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,217,111	$1.89	4.3	$3,960
Issued	6,016,688	$0.90	5.2	-
Exercised	(60,976)	$0.41	-	-
Outstanding at June 30, 2023	10,172,823	$1.31	4.6	$-

Vested and expected to vest at June 30, 2023	10,172,823	$1.31	4.6	$3,391,187
Exercisable at June 30, 2023	4,156,135	$1.91	3.8	$1,195,924

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $1.25 as of June 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the six months ended June 30, 2023:

Restricted shares issued as of January 1, 2023	239,584
Granted	572,500
Vested and issued	(232,084)
Vested restricted shares as of June 30, 2023	-
Unvested restricted shares as of June 30, 2023	580,000

On January 29, 2023, in connection with a separation agreement, the Company granted 125,000 restricted stock units vesting at separation date at a fair value of $92,500.

On March 27, 2023, the Company granted an aggregate of 187,500 restricted stock units vesting on March 27, 2024 for services at a fair value of $223,125.

On June 26, 2023, the Company granted an aggregate of 260,000 restricted stock units vesting quarterly over one year for services at a fair value of $301,600.

Stock based compensation expense related to restricted stock grants was $101,822 and $206,526 for the three and six months ended June 30, 2023 and $71,187 and $141,541 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the stock-based compensation relating to restricted stock of $518,354 remains unamortized.

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

JUNE 30, 2023

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

ViralClear Options

The following table presents information related to stock options at June 30, 2023:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	1.00	25,000

The fair value of all options vesting during the three and six months ended June 30, 2023 of $0; and $0 and $36,520 for the three and six months ended June 30, 2022, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at June 30, 2023 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at June 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the six months ended June 30, 2023:

Total restricted shares outstanding at June 30, 2023:	1,078,679

Comprised of:
Vested restricted shares as of June 30, 2023	678,679
Unvested restricted shares as of June 30, 2023	400,000
Total	1,078,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $14,535 and $29,070 for the three and six months ended June 30, 2023 and $(744,767) and $(1,101,163) for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the stock-based compensation relating to restricted stock of $29,070 remains unamortized.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at June 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	90,000	June 2028

On June 30, 2023, the BioSig AI issued warrants to purchase an aggregate of 90,000 shares of its common stock for investment banking services at an exercise price of $1.00 per share that are exercisable immediately and will expire five years following the date of issuance.

A summary of the warrant activity for the six months ended June 30, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2022	-	-	-
Issued	90,000	$1.00	5.0
Outstanding at June 30, 2023	90,000	$1.00	5.0

Vested and expected to vest at June 30, 2023	90,000	$1.00	5.0
Exercisable at June 30, 2023	90,000	$1.00	5.0

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

As of June 30, 2023 and December 31, 2022, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, now known as BioSig AI Sciences, Inc., to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potential. BioSig AI aims to contribute to the advancements of AI-based diagnoses therapies. On June 30, 2023, BioSig AI sold 1,710,000 shares of its common stock for net proceeds of $1,567,120 to fund initial operations.

As June 30, 2023 and December 31, 2022, the Company had a majority interest in BioSig AI of 87.5% and 100.0%, respectively.

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Loss	$(120)	$(17)	$(137)
Average Non-Controlling interest percentage of profit/losses	30.8%	0%	27.0%
Net loss attributable to non-controlling interest	$(37)	$0	$(37)

Net loss attributable to the non-controlling interest for the three months ended June 30, 2022 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Income (loss)	$137	$(1)	$136
Average Non-Controlling interest percentage of profit/losses	31.3%	0%	31.6%
Net loss attributable to non-controlling interest	$43	$0	$43

Net loss attributable to the non-controlling interest for the six months ended June 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Loss	$(281)	$(18)	$(299)
Average Non-Controlling interest percentage of profit/losses	31%	0%	29%
Net loss attributable to non-controlling interest	$(87)	$0	$(87)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2022 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Loss	$(185)	$(1)	$(186)
Average Non-Controlling interest percentage of profit/losses	31.9%	0%	31.7%
Net loss attributable to non-controlling interest	$(59)	$0	$(59)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2023	$(21)	$0	$(21)
Allocation of equity to non-controlling interest due to sale of subsidiary stock	-	188	188
Allocation of equity to non-controlling interest due to equity-based compensation issued	9	-	9
Net loss attributable to non-controlling interest	$(87)	$-	$(87)
Balance, June 30, 2023	$(99)	$188	$89

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Licensing agreements

Master Services Agreement

On January 1, 2022, the Company entered into a master services agreement with Access Strategy Partners Incorporated (“ASPI”) whereby ASPI will provide commercial executives assigned with specific customer targets and develop sales and marketing plans that are mutually agreed to between ASPI and the Company and assist in their execution. The agreement expires two years from the effective date, with an additional one year extension option.

The Company is obligated to pay ASPI: i) a monthly service fee of $40,000 and ii) 10% commission on all New Account revenue, as defined, on a quarterly basis. At June 30, 2023 and December 31, 2022, accounts payable due under the contract was $40 and $80, respectively.

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At June 30, 2023 and December 31, 2022, accounts payable due under the contract was $4.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At June 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At June 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At June 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At June 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

BioSig AI Sciences, Inc. – Consulting Agreement

On June 17, 2023, BioSig AI entered into an agreement with Reified Labs LLC (“Reified”) whereby Reified will work with the BioSig AI to develop datasets for the purpose of creating a foundational artificial intelligence platform. The agreement has a one-year term from the effective date and automatically renews for successive one year terms, unless terminated.

BioSig AI is obligated to pay Reified a monthly consulting fee of $30,000. At June 30, 2023, accounts payable due under the contract was $9,333.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and six months ended June 30, 2023, the Company charged operations $63,818 and $129,737 and $67,888 and $135,528 for the three and six months ended June 30, 2022, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of June 30, 2023, the Company had aggregate purchase commitments of approximately $2,966,181 for future services or products, some of which are subject to modification or cancellations.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 – SEGMENT REPORTING

In accordance with ASC 280-10, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: BioSig Technologies, Inc. (parent), BioSig AI Sciences, Inc.. and ViralClear Pharmaceuticals, Inc.

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended June 30, 2023 (000's)	Three Months Ended June 30, 2022 (000's)	Six Months Ended June 30, 2023 (000's)	Six Months Ended June 30, 2022 (000's)
Revenues (from external customers)
BioSig	$-	$8	$5	$16
ViralClear	-	-	-	-
BioSig AI	-	-	-	-
	$-	$8	$5	$16

	Three Months Ended June 30, 2023 (000's)	Three Months Ended June 30, 2022 (000's)	Six Months Ended June 30, 2023 (000's)	Six Months Ended June 30, 2022 (000's)
Operating Expenses:
BioSig	$10,771	$5,862	$18,001	$13,611
ViralClear	119	(137)	280	185
BioSig AI	18	(1)	18	1
	$10,908	$5,724	$18,299	$13,797

	Three Months Ended June 30, 2023 (000's)	Three Months Ended June 30, 2022 (000's)	Six Months Ended June 30, 2023 (000's)	Six Months Ended June 30, 2022 (000's)
Loss from Operations
BioSig	$(10,771)	$(5,854)	$(17,996)	$(13,595)
ViralClear	(119)	137	(280)	(185)
BioSig AI	(18)	1	(18)	(1)
	$(10,908)	$(5,716)	$(18,294)	$(13,781)

	June 30, 2023 (000’s)	December 31, 2022 (000’s)
Total Assets
BioSig	$3,141	$4,051
ViralClear	12	49
BioSig AI	897	10
	$4,050	$4,110

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

(unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of June 30, 2023 and December 31, 2022 was $0 and $120,000, respectively.

During the three and six months ended June 30, 2023, the Company’s Chief Financial Officer participated in the Company’s 2023 PIPES, acquiring 232,882 shares of the Company’s common stock and 116,441 warrants to acquire the Company’s common stock at an exercise price of $0.7963, expiring August 8, 2028 for an investment of $200,000.

During the three and six months ended June 30, 2023 and 2022, the Company’s former Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

NOTE 14 – SUBSEQUENT EVENTS

Equity Transactions

BioSig Technologies, Inc.:

On July 6, 2023, the Company issued 2,500 shares of its common stock for vested restricted stock units.

On July 17, 2023, the Company granted an aggregate of 12,000 options to purchase shares of its common stock to employees. The options are exercisable at $1.18 per share for ten years with vesting on the one-year anniversary.

On July 31, 2023, the Company entered into a securities purchase agreement with a certain accredited investor, pursuant to which the Company sold to the investor 1,467,624 shares of the Company’s common stock at a purchase price of $1.02206 per share, and a warrant to purchase up to 733,812 shares of the Company’s common stock, at an exercise price of $0.95956 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate net proceeds of consideration of $1,345,875.

Pursuant to an engagement agreement, dated July 26, 2023, the Company entered into with Laidlaw, the Company issued to Laidlaw to purchase 110,072 shares of the Company’s common stock at an exercise price of $0.95956 per share. The Laidlaw warrants become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

BioSig AI Sciences, Inc.:

On July 18, 2023, BioSig AI sold 495,000 shares of its common stock for net proceeds of $420,475 ($1.00 per share).

Pursuant to an engagement agreement, dated June 13, 2023, as amended on July 19, 2023, BioSig AI entered into with Laidlaw, BioSig AI issued to Laidlaw a warrant to purchase 40,500 shares of its common stock at an exercise price of $1.00 per share. The Laidlaw warrant is exercisable immediately and will expire five years following the date of issuance.

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

Business Overview

BioSig Technologies, Inc.

BioSig Technologies (“BioSig” or the “Company”) is a medical technology company focused on deciphering the body’s electrical signals, starting with heart rhythms. Our platform technology aims to address some of healthcare’s biggest challenges—saving time, saving costs, and saving lives.

The Company’s first product, the PURE EP™ Platform, an FDA 510(k) cleared non-invasive class II device, provides superior, real-time signal visualization allowing physicians to perform highly targeted cardiac ablation procedures with increased procedural efficiency and efficacy.

The PURE EP™ Platform serves physicians by enabling the real-time acquisition of raw cardiac signal data—absent of unnecessary noise or interference inherent in traditional approaches. By leveraging a first-of-its-kind combination of hardware and software, the PURE EP™ Platform is designed to deliver unprecedented intracardiac signal purity that pushes the boundaries of cardiac arrhythmia identification, diagnosis, and treatment.

In a blinded clinical study published in the Journal of Cardiovascular Electrophysiology, electrophysiologists rated PURE EP™ as superior to conventional systems for 75.2% of signal samples, with 93.6% earning a rating of equivalent or superior.

Data presented at Heart Rhythm Society 2023 demonstrated the PURE EP™ Platform’s capacity to facilitate ablations in a third of the usual time, reducing procedure time and improving workflow efficiencies, without sacrificing accuracy, precision, or efficacy.

The PURE EP™ Platform is currently in a national commercial launch and an integral part of well-respected healthcare systems, including Mayo Clinic, Texas Cardiac Arrhythmia Institute, Cleveland Clinic, and Kansas City Heart Rhythm Institute.

In addition to clinical evaluation, we have conducted pre-clinical evaluation with the PURE EP™ Platform under several protocols at Mayo Clinic in Rochester, Minnesota (including novel research programs such as Artificial Intelligence, or AI, and repolarization), we also conducted studies at Mount Sinai Hospital in New York, New York, the University of Pennsylvania, and Cleveland Clinic. We intend to continue additional research and development studies with our technology at institutions including Mayo Clinic and Cleveland Clinic.

Over 3,500 procedures have been performed using the PURE EP™ Platform with more than 80 physicians at 21 hospitals across the United States.

Our patent portfolio now includes 29 (issued/allowed) issued utility patents (21 utility patents where BioSig is at least one of the applicants). Thirty additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP Platform for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (thirty U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). One pending U.S. patent application and one allowed U.S. patent application are directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, of the patents and patent applications mentioned above, we have licenses to 7 patents and 13 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (7 patents and 13 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear in connection with its prior objective to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib and have discontinued our pharmaceutical operations. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology with an initial emphasis on developing a novel nerve recording system. As of August 14, 2023, the Company retains 69.08% ownership of ViralClear.

Currently, ViralClear is an early-stage medical device company that is developing N-SENSE™, a novel sensing technology platform for high-speed electroneurogram (ENG) recordings. The specifications for this new product were based on the core competencies of the PURE EP™ signal processing technology, such as broad dynamic range of recorded signals and low signal-to-noise ratio and adapted to address disorders of the autonomic nervous systems through recordings and analysis of action potentials, the impulses along the membrane of a muscle cell or a nerve cell. These impulses are considered to carry valuable clinical information but may be difficult to detect through conventional recording platforms.

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

BioSig AI Sciences, Inc.

On July 2, 2020, we formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023, to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potential. BioSig AI intends to join BioSig’s technology team with external partners and collaborators to advance the research and development of an artificial intelligence (“AI”) medical device platform.

On June 30, 2023, BioSig AI sold 1,710,000 shares of its common stock for net proceeds of $1,567,120 to fund initial operations. On June 30, 2023, we had a majority interest in BioSig AI of 87.5% and as of August 14, 2023, 84.5%.

On July 20, 2023, BioSig AI announced that it was selected to join NVIDIA Inception, a program designed to partner with companies revolutionizing industries with advancements in AI and data sciences.

Recent Developments

Private Placements (BioSig Technologies, Inc.)

During the period from April 2023 through July 2023, we completed three private placement transactions where we sold shares and warrants to certain institutional and accredited investors, consisting of (i) an aggregate of 4,058,530 shares of our common stock, at purchase prices ranging from $1.02206 to $1.3905 per share, and (ii) warrants to purchase up to an aggregate of 2,029,265 shares of our common stock at exercise prices ranging from $0.95956 to $1.328 with a weighted average exercise price of $1.1561 per share, for aggregate consideration of approximately $4.6 million, after transactional expenses.

In addition, pursuant to (i) certain tail provisions in an engagement agreement, dated October 11, 2022, we had entered into with Laidlaw, (ii) certain compensation provisions in an engagement agreement, dated February 24, 2023, we had entered into with Laidlaw, and (iii) certain compensation provisions in an engagement agreement, dated July 26, 2023, we had entered into with Laidlaw, we issued to Laidlaw warrants to purchase an aggregate of 180,632 shares of common stock in connection with the transactions noted above.

Private Placements (BioSig AI Sciences, Inc.)

During the period from June 2023 through July 2023, BioSig AI completed two private placement transactions where BioSig AI sold shares to certain institutional and accredited investors, consisting of an aggregate of 2,205,000 shares of its common stock, at purchase price of $1.00 for aggregate consideration of approximately $2.1 million.

In addition, pursuant to certain compensation provisions in an engagement agreement, dated June 13, 2023, as amended on July 19, 2023, BioSig AI had entered into with Laidlaw, BioSig AI issued to Laidlaw warrants to purchase an aggregate of 130,500 shares of common stock in connection with the transactions noted above. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.00 per share.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended June 30, 2023 was $0 as compared to $8 for the three months ended June 30, 2022 both comprised of service revenue.

We derive our revenue primarily from the sale of our medical device, PURE EP Platform, as well as related support and maintenance services and software upgrades in connection with the device.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Cost of sales for the three months ended June 30, 2023 and 2022 was nil.

Gross profit from the three months ended June 30, 2023 and 2022 was $0 and $8 or 100.0%.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2023 were $1,709, an increase of $358, or 26.5%, from $1,351 for the three months ended June 30, 2022. The increase is primarily due to increases in payroll and consulting to $1,511 for the three months ended June 30, 2023 as compared to $1,148 for the three months ended June 30, 2022 primarily in the BioSig Technologies segment, an increase of $363 or 31.7%.

Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2023	June 30, 2022
Salaries and equity compensation	$1,450	$1,108
Consulting expenses	61	40
Research and clinical studies and design work	117	84
Data/AI development	-	28
Regulatory	31	9
Travel, supplies, other	50	82
Total	$1,709	$1,351

Stock based compensation for research and development personnel was $761 and $340 for the three months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2023 were $9,107, an increase of $4,805, or 111.7%, from $4,302 incurred in the three months ended June 30, 2022. This increase is primarily due to recording an allowance for inventory of $1,307, an increase in employee and service provider (stock-based) performance pay in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $1,954 in the current period from $2,042 for the three months ended June 30, 2022, a decrease of $88, or 4.3%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $3,980 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2023 as compared to $36 in stock-based compensation for the same period in 2022.

Professional services for the three months ended June 30, 2023 totaled $110, a decrease of $56, or 33.7%, over the $166 recognized for the three months ended June 30, 2022. Of professional services, legal fees totaled $136 for the three months ended June 30, 2023; an increase of $6, or 4.6%, from $130 incurred for the three months ended June 30, 2022. The increase in legal fees are primarily due to costs incurred in 2023 for financing, contract work and patent filings for the BioSig Technologies segment not incurred during the three months ended June 30, 2022. Accounting fees incurred in the three months ended June 30, 2023 amounted to $54, an increase of $18, or 50.0%, from $36 incurred in same period last year. In 2023, we incurred added accounting fees relating to financing in our BioSig Technologies segment.

Consulting, public and investor relations fees for the three months ended June 30, 2023 were $1,049 as compared to $1,258 incurred for the three months ended June 30, 2022, a decrease of $209, or 16.6%. The decrease primarily related to a reduction in marketing during the three months ended June 30, 2023 as compared to the same period, last year.

Travel, meals and entertainment costs for the three months ended June 30, 2023 were $229, a decrease of $36, or 13.6%, from $265 incurred in the three months ended June 30, 2022. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2023 was due to better efficiency with our commercialization effort in 2023 as compared to 2022.

Rent for the three months ended June 30, 2023 totaled $93, a decrease of $14, or 13.1%, from $107 incurred in three months ended June 30, 2022. The decrease in rent for 2023 as compared to 2022 is due primarily to a lower negotiated rent for our Los Angeles offices and reduction in our short-term storage leases in 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2023 totaled $92, an increase of $21, or 29.6%, over the expense of $71 incurred in the three months ended June 30, 2022, as a result of the adding additional manufacturing, office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2023 totaled $3, a decrease of $108 over the expense of $111 incurred in the three months ended June 30, 2022. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.27 to $0.75 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $108 during the three months ended June 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended June 30, 2023 was $11,096 compared to a net loss of $5,870 for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022 (000’s)

Revenues and Cost of Goods Sold. Revenue for the six months ended June 30, 2023 totaled $5 comprised of service revenue as compared to $16 for the six months ended June 30, 2022 both comprised of service revenue.

We derive our revenue primarily from the sale of our medical device, PURE EP Platform, as well as related support and maintenance services and software upgrades in connection with the device.

We recognize revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Cost of sales for the six months ended June 30, 2023 and 2022 was nil.

Gross profit from the six months ended June 30, 2023 was $5 or 100% as compared to $16 or 100.0% for the six months ended June 30, 2022.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2023 were $2,771, a decrease of $197, or 6.6%, from $2,968 for the six months ended June 30, 2022. The decrease is primarily due to a reduction in travel, supplies and other costs for the six months ended June 30, 2023 as compared the six months ended June 30, 2022 in the BioSig Technologies segment; a decrease of 236 or 70.4%.

Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2023	June 30, 2022
Salaries and equity compensation	$2,248	$2,159
Consulting expenses	68	171
Research and clinical studies and design work	276	196
Data/AI development	37	78
Regulatory	43	29
Travel, supplies, other	99	335
Total	$2,771	$2,968

Stock based compensation for research and development personnel was $851 and $713 for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2023 were $15,352, an increase of $4,649, or 43.4%, from $10,703 incurred in the six months ended June 30, 2022. This increase is primarily due to recording an allowance for inventory of $1,307, an increase in stock-based compensation in the activities of our BioSig Technologies segment, offset by with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $4,040 in the current period from $4,574 for the six months ended June 30, 2022, a decrease of $534, or 11.7%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $6,024 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2023 as compared to $1,469 in stock-based compensation for the same period in 2022.

Professional services for the six months ended June 30, 2023 totaled $532, an increase of $26, or 5.1%, over the $506 recognized for the six months ended June 30, 2022. Of professional services, legal fees totaled $403 for the six months ended June 30, 2023; an increase of $40, or 11.0%, from $363 incurred for the six months ended June 30, 2022. The increase is primarily due to costs incurred in 2023 for financing, contract work and patent filings for the BioSig Technologies segment not incurred in the prior period. Accounting fees incurred in the six months ended June 30, 2023 amounted to $130, a decrease of $13, or 9.1%, from $143 incurred in same period last year. In 2022, we incurred added audit costs for the ViralClear segment.

Consulting, public and investor relations fees for the six months ended June 30, 2023 were $1,994 as compared to $1,380 incurred for the six months ended June 30, 2022, an increase of $614, or 44.5%. The increase in consulting, marketing and investor relations fees during the six months ended June 30, 2023 related to our efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the six months ended June 30, 2023 were $428, a decrease of $136, or 24.1%, from $564 incurred in the six months ended June 30, 2022. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2023 was due to better efficiency with our commercialization effort in 2023 as compared to 2022.

Rent for the six months ended June 30, 2023 totaled $185, a decrease of $28, or 13.1%, from $213 incurred in six months ended June 30, 2022. The decrease in rent for 2023 as compared to 2022 is due primarily to a lower negotiated rent for our Los Angeles offices and reduction in our short-term storage leases in 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2023 totaled $176, an increase of $50, or 39.7%, over the expense of $126 incurred in the six months ended June 30, 2022, as a result of the adding additional manufacturing, office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2023 totaled $5, a decrease of $108 over the expense of $113 incurred in the six months ended June 30, 2022. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.27 to $0.75 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $108 during the six months ended June 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the six months ended June 30, 2023 was $18,430 compared to a net loss of $13,835 for the six months ended June 30, 2022.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

COVID-19

The World Health Organization determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy, resulting in delaying our commercialization objectives of the PURE EP Platform during 2023.

Liquidity and Capital Resources and Going Concern ($000’s)

As of June 30, 2023, we had a working capital deficit of $1,345, comprised of cash of $1,252, accounts receivable of $21, employee advances of $5, current portion of inventory of $189, current portion of net investments in leases of $102 and prepaid expenses and vendor deposits of $418, which was offset by $2,906 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $96 and of lease liability of $330. For the six months ended June 30, 2023, we used $10,543 of cash in operating activities and $122 of cash in investing activities.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022 (000’s)

Cash provided by financing activities totaled $11,560, comprised of proceeds from the sale of our common stock and warrants, net of expenses, of $9,993 and proceeds from the sale of BioSig AI’s common stock of $1,567.

In the comparable period in 2022, our aggregate cash provided by financing activities totaled $6,122 comprised of proceeds from the sale of our common stock of $5,820 and proceeds from the sale of our common stock in an At-the-marketing offering of $302. At June 30, 2023, we had cash of $1,252 compared to $5,077 at June 30, 2022. Our cash is held in bank deposit accounts. At June 30, 2023 and June 30, 2022, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2023 and 2022 was $10,543 and $12,644, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted in reduced operating costs, general and administrative expenses in 2023 and with increases in our operating assets of $269 and a net decrease in our operating liabilities of $1.

We used $122 cash for investing activities for the six months ended June 30, 2023, compared to $60 for the six months ended June 30, 2022. For the current period and comparable period, we purchased computer and other equipment.

We had an accumulated deficit as of June 30, 2023 of $234.4 million, as well as a net loss attributable to BioSig of $18.4 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP Platform) reach full commercial profitability.

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

Our plans include the continued commercialization of the PURE EP Platform and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Our shift from a focus on technology development to commercialization has allowed us to reduce our annual expenses in a meaningful way. As a result of this transition, we have been able to achieve savings through reductions in executive and management compensation and a reduction of our utilization of external consultants and professional service providers. We believe these cost-saving measures combined with our expectations of positive trends in commercial activity create the potential for us to achieve a lower cash flow breakeven rate. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The COVID-19 endemic has resulted in significant financial market volatility and uncertainty, and COVID-19 may continue to adversely affect the global economy. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of June 30, 2023, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur increasing marketing and commercialization expenses related to our PURE EP Platform in addition to additional research and development costs relating to the PURE EP and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

Revenue Recognition

We derive our revenue primarily from the sale of our medical device, the PURE EP™ Platform, as well as related support and maintenance services and software upgrades in connection with the device.

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

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If we determine that it has not satisfied a performance obligation, we will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP Platform is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP Platform and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

Management’s Remediation Plan

During the three months ended June 30, 2023, we have added additional measures including multiple reviews of contract language with all future contracts to ensure that any stock-based compensation is subject to the Company’s Board of Directors approval. We believe the added contract revision reviews will remediate the underlying deficiencies as identified by us. The remediation efforts will include an ongoing review of the implementation of additional controls to ensure all risks have been addressed.  We believe the added contract revision reviews as well as implementation of additional levels of reviews of stock-based compensation will remediate the underlying deficiencies as identified by us.

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

ITEM 1A. RISK FACTORS

A description of the risks associated with our business, financial condition and results of operations is set forth in Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023. There have been no material changes to these risks during the three months ended June 30, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2023, BioSig Technologies, Inc. issued 100,000 shares of common stock to JKW Family LTD-Joshua Shaun Weiss, general partner in exchange for consulting services with a fair value of $112,000, pursuant to consulting agreement dated April 11, 2023.

On April 12, 2023, BioSig Technologies, Inc. issued 50,000 shares of common stock to MBS GLOEQ Corp, Matt Silvers, president in exchange for consulting services with a fair value of $57,500, pursuant to consulting agreement dated April 10, 2023.

On April 12, 2023, BioSig Technologies, Inc. issued 25,000 shares of common stock to Erica Grossman in exchange for consulting services with a fair value of $28,000, pursuant to consulting agreement dated April 11, 2023.

On April 12, 2023, BioSig Technologies, Inc. issued 38,000 shares of common stock to Paul Silverberg in exchange for consulting services with a fair value of $42,560, pursuant to consulting agreement dated April 11, 2023.

On April 17, 2023, BioSig Technologies, Inc. issued 27,000 shares of common stock to Craig Loucks in exchange for consulting services with a fair value of $29,700, pursuant to consulting agreement dated April 13, 2023.

On April 27, 2023, BioSig Technologies, Inc. issued 100,000 shares of common stock to JKW Family LTD-Joshua Shaun Weiss, general partner in exchange for consulting services with a fair value of $122,000, pursuant to consulting agreement dated April 27, 2023.

On April 27, 2023, BioSig Technologies, Inc. issued 250,000 shares of common stock to Laidlaw & Company (UK) Ltd in exchange for advisory services with a fair value of $177,500, pursuant to consulting agreement dated January 18, 2023.

On May 8, 2023, BioSig Technologies, Inc. issued 200,000 shares of common stock to Tolson Holdings Professional Group in exchange for consulting services with a fair value of $252,000, pursuant to consulting agreement dated April 18, 2023.

On May 10, 2023, BioSig Technologies, Inc. issued 150,000 shares of common stock to Alchemist Assets in exchange for consulting services with a fair value of $189,000, pursuant to consulting agreement dated April 18, 2023.

On June 13, 2023, BioSig Technologies, Inc. issued 300,000 shares of common stock to Alchemist Assets in exchange for consulting services with a fair value of $378,000, pursuant to consulting agreement dated June 13, 2023.

On June 14, 2023, BioSig Technologies, Inc. issued 50,000 shares of common stock to Vincent Russo in exchange for consulting services with a fair value of $63,000, pursuant to consulting agreement dated June 13, 2023.

On June 28, 2023, BioSig Technologies, Inc. issued 100,000 shares of common stock to Sim Farar in exchange for advisory services with a fair value of $116,000, pursuant to an advisory board agreement dated June 26, 2023.

On June 29, 2023, BioSig Technologies, Inc. issued 100,000 shares of common stock to Frank Quintero in exchange for advisory services with a fair value of $116,000, pursuant to an advisory board agreement dated June 26, 2023.

The issuances of the shares of common stock as described above were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

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

3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)
4.1	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.2	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.3	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.4	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.5	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.6	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.7	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.8	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.9	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.10	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.11	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)
4.12	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
4.13	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.14	Form of Laidlaw Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 21, 2023)
4.15	Form of Common Stock Purchase Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 22, 2023)

4.16	Form of Laidlaw Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 22, 2023)
4.17	Form of Common Stock Purchase Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2023)
4.18	Form of Laidlaw Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 31, 2023)
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
10.7

Form of Securities Purchase Agreement dated as of February 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 13, 2023)

10.8

Form of Securities Purchase Agreement dated as of March 14, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2023)

10.9

Form of Securities Purchase Agreement dated as of March 24, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2023)

10.10

Form of Securities Purchase Agreement dated as of April 18, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2023)

10.11

Form of Securities Purchase Agreement dated as of May 16, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2023)

10.12

Form of Securities Purchase Agreement dated as of June 30, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2023)

10.13

Form of Securities Purchase Agreement dated as of July 19, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 21, 2023)

10.14

Form of Securities Purchase Agreement dated as of July 31, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2023)

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

BIOSIG TECHNOLOGIES, INC.

Date: August 14, 2023	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer (Principal Accounting Officer)