Form 10-Q
period 2023-09-30
BioSig Technologies, Inc.
filed 2023-11-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 88,107,565 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash	$389	$357
Accounts receivable	14	9
Inventory, short term	219	336
Deferred expenses, short term	5	-
Net investment in leases, short term	102	101
Prepaid expenses and other current assets	322	325
Total current assets	1,051	1,128

Property and equipment, net	593	665

Right-to-use assets, net	487	705

Other assets:
Inventory, long term	-	1,141
Net investment in leases, long term	43	120
Patents, net	293	307
Other assets	687	44

Total assets	$3,154	$4,110

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $0 and $120 to related parties as of September 30, 2023 and December 31, 2022, respectively	$3,470	$2,852
Customer deposits	4	-
Deferred revenue, short term	-	5
Dividends payable	98	91
Lease liability, short term	339	313
Total current liabilities	3,911	3,261

Lease liability, long term	193	452
Total long-term liabilities	193	452

Total liabilities	4,104	3,713

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of September 30, 2023 and December 31, 2022	105	105

(Deficit) Equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of September 30, 2023 and December 31, 2022 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 79,243,833 and 54,610,638 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	79	55
Additional paid in capital	237,727	216,232
Accumulated deficit	(238,966)	(215,974)
Total stockholders’ equity (deficit) attributable to BioSig Technologies, Inc.	(1,160)	313
Non-controlling interest	105	(21)
Total (deficit) equity	(1,055)	292

Total liabilities and (deficit) equity	$3,154	$4,110

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue:
Product	$-	$127	$-	$127
Service	1	8	6	24
Total revenue	1	135	6	151

Cost of revenue	-	30	-	30

Gross profit	1	105	6	121

Operating expenses:
Research and development	1,145	1,733	3,916	4,701
General and administrative	2,815	4,774	18,167	15,477
Depreciation and amortization	92	84	268	210
Total operating expenses	4,052	6,591	22,351	20,388

Loss from operations	(4,051)	(6,486)	(22,345)	(20,267)

Other income (expense):
Interest income, net	1	1	8	1
Other income (expense), net:	-	-	(225)	-

Loss before income taxes	(4,050)	(6,485)	(22,562)	(20,266)

Income taxes (benefit)	-	-	-	-

Net loss	(4,050)	(6,485)	(22,562)	(20,266)

Non-controlling interest	(517)	113	(430)	172

Net loss attributable to BioSig Technologies, Inc.	(4,567)	(6,372)	(22,992)	(20,094)

Preferred stock dividend	(2)	(2)	(7)	(7)
Preferred stock deemed dividend	-	(17)	-	(125)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,569)	$(6,391)	$(22,999)	$(20,226)

Net loss per common share, basic and diluted	$(0.06)	$(0.14)	$(0.33)	$(0.50)

Weighted average number of common shares outstanding, basic and diluted	75,372,373	45,015,574	69,077,898	40,311,669

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2022	54,610,638	$55	$216,232	$(215,974)	$(21)	$292
Common stock issued for services	1,167,500	1	1,096	-	-	1,097
Common stock issued in settlement of accounts payable	88,000	*	105	-	-	105
Sale of common stock and warrants, net transactional costs of $482	8,500,300	8	6,740	-	-	6,748
Stock based compensation	2,491,249	3	1,044	-	5	1,052
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,332)	(50)	(7,382)
Balance, March 31, 2023 (unaudited)	66,857,687	67	225,215	(223,306)	(66)	1,910
Common stock issued for services	3,854,346	4	4,807	-	-	4,811
Sale of common stock and warrants, net transactional costs of $201	2,590,906	2	3,243	-	-	3,245
Sale of subsidiary stock	-	-	1,379	-	188	1,567
Common stock issued for exercise of warrants cashlessly	43,601	*	*	-	-	-
Stock based compensation	110,835	*	(73)	-	4	(69)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(11,093)	(37)	(11,130)
Balance, June 30, 2023 (unaudited)	73,457,375	73	234,568	(234,399)	89	331
Common stock issued for services	1,503,000	2	935	-	-	937
Sale of common stock and warrants, net of transactional costs of $237	3,917,348	4	2,620	-	-	2,624
Sale of common stock under at-the-market offerings, net of transactional expenses of $164	298,610	*	(3)	-	-	(3)
Sale of subsidiary stock	-	-	296	-	108	404
Stock based compensation	67,500	*	(687)		(609)	(1,296)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(4,567)	517	(4,050)
Balance, September 30, 2023 (unaudited)	79,243,833	$79	$237,727	$(238,966)	$105	$(1,055)

*	- less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	35,567,180	$36	$201,127	$(188,922)	$219	$12,460
Common stock issued for services	1,312,500	1	1,600	-	-	1,601
Change in fair value of modified options	-	-	15	-	-	15
Sale of common stock and warrants, net transactional costs of $3	2,613,130	2	3,000	-	-	3,002
Stock based compensation	66,249	*	500	-	(101)	399
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,963)	(102)	(8,065)
Balance, March 31, 2022 (unaudited)	39,559,059	39	206,240	(196,885)	16	9,410
Common stock issued for services	567,500	1	482	-	-	483
Sale of common stock under at-the-market offerings, net of transaction expenses of $46	322,404	*	302	-	-	302
Sale of common stock, net transactional costs of $438	4,341,667	5	2,813	-	-	2,818
Issuance of subsidiary stock in settlement of debt to parent	-	-	(292)		292	-
Stock based compensation	21,250	*	(86)	-	(231)	(317)
Accretion of deemed preferred stock dividend	-	-	108	-	-	108
Deemed preferred stock dividend	-	-	(108)	-	-	(108)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(5,759)	43	(5,716)
Balance, June 30, 2022 (unaudited)	44,811,880	45	209,456	(202,644)	120	6,977
Sale of common stock under at-the-market offerings, net of transaction expenses of $21	914,822	1	806	-	-	807
Stock based compensation	71,250	*	532		5	537
Accretion of deemed preferred stock dividend	-	-	17	-	-	17
Deemed preferred stock dividend	-	-	(17)	-	-	(17)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(6,372)	(113)	(6,485)
Balance, September 30, 2022 (unaudited)	45,797,952	$46	$210,792	$(209,016)	$12	$1,834

*	- less than $1

See the accompanying notes to the unaudited condensed consolidated financial statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,562)	$(20,266)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	268	210
Non-cash lease expense	216	244
Non-cash inventory write-down	1,307	-
Equity based compensation	6,532	2,703
Change in fair value of modified options	-	15
Changes in operating assets and liabilities:
Accounts receivable	(5)	(5)
Lease receivables	75	(114)
Employee advances	(16)	-
Inventory	(49)	70
Prepaid expenses and other assets	(625)	(104)
Deferred expense	(4)	-
Deferred revenue	(5)	(24)
Customer deposits	4	-
Accounts payable and accrued expenses	724	(87)
Operating lease liabilities	(231)	(233)
Net cash used in operating activities	(14,371)	(17,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(182)	(110)
Net cash used in investing activity	(182)	(110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	12,617	5,820
Proceeds from sale of common stock under at-the-market offerings, net of issuance costs	(3)	1,109
Proceeds from the sale of subsidiary stock to non-controlling interest, net of issuance costs	1,971	-
Net cash provided by financing activities	14,585	6,929

Net increase (decease) in cash and cash equivalents	32	(10,772)

Cash, beginning of the period	357	11,659
Cash, end of the period	$389	$887

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of debt	$105	$-
Dividend payable on preferred stock charged to additional paid in capital	$7	$7
Series C convertible preferred stock deemed dividend	$-	$125
Record right-to-use assets and related lease liability	$-	$502

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 to fund initial operations. At September 30, 2023, the Company had a majority interest in BioSig AI of 84.5% (see Notes 8 and 10).

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 filed with the Company’s Form 10-K with the Securities and Exchange Commission on March 31, 2023.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

Inflation Reduction Act of 2022

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022 that includes, among other provisions, changes to the U.S. corporate income tax system, including a fifteen percent minimum tax based on “adjusted financial statement income,” which is effective for tax years beginning after December 31, 2022, and a one percent excise tax on net repurchases of stock after December 31, 2022. The Company evaluated the Inflation Reduction Act and its requirements, as well as its application to our business, and determined the Inflation Reduction Act to not have a material impact on our financial results.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2023, the Company had cash of $0.4 million and working capital deficit of $(2.9) million. During the nine months ended September 30, 2023, the Company used net cash in operating activities of $14.4 million.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 842, Leases (“ASC 842”) for lease components and ASC 606, Revenue from Contracts with Customers (“ASC 606”) for non-lease components. For medical device sales, the Company recognizes revenue under ASC 606.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

A reconciliation of contract liabilities with customers for the nine months ended September 30, 2023 and 2022, are presented below:

Nine months ended September 30, 2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at September 30, 2023 (000’s)
Service revenue	$5	$1	$(6)	$-

Nine months ended September 30, 2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at September 30, 2022 (000’s)
Service revenue	$37	$-	$(24)	$13

The table below summarizes our deferred revenue as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Deferred revenue-current	$-	$5
Deferred revenue-noncurrent	-	-
Total deferred revenue	$-	$5

The Company had one customer which accounts for 100% of our revenue in the three months ended September 30, 2023 and two customers which accounted for approximately 84% and 16% of the Company’s revenue for the nine months ended September 30, 2023.

The Company had one customer which accounts for approximately 94% of our revenue in the three months ended September 30, 2022 and two customers which accounted for approximately 84% and 16% of the Company’s revenue in the nine months ended September 30, 2022.

At September 30, 2023, the Company had three customers representing 35.6%, 33.6% and 30.8% of the outstanding accounts receivable.

At December 31, 2022, the Company had two customers representing 52.2% and 47.8% of the outstanding accounts receivable.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP Platform for the three and nine months ended September 30, 2023 and 2022.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

Deferred Costs (Contract acquisition costs)

The Company capitalizes initial and renewal sales commissions in the period the commission is earned, which generally occurs when a customer contract is obtained, and amortize deferred commission costs on a straight-line basis over the expected period of benefit, which the Company have deemed to be the contract term.

The table below summarizes the deferred commission costs as of September 30, 2023 and December 31, 2022:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Deferred costs-current	$5	$-
Deferred costs-noncurrent	-	-
Total deferred costs	$5	$-

Cost of Revenue

Cost of revenue consists primarily of the delivered cost of our medical device(s) sold or leased under a sales-type lease.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at September 30, 2023 and December 31, 2022. The Company believes that its reserve is adequate, however results may differ in future periods. For the three and nine months ended September 30, 2023 and 2022, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At September 30, 2023 and December 31, 2022, deposits in excess of FDIC limits were $0.2 million and $0.05 million, respectively.

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

SEPTEMBER 30, 2023

(unaudited)

The Company follows Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and ASC 825-10, which permits entities to choose to measure many financial instruments and certain other items at fair value.

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory September 30, 2023 and December 31, 2022 was comprised of the following:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Finished goods	$1,526	$1,477
Less: Inventory reserve	(1,307)	-
Finished goods, net	219	1,477
Finished goods-short term	219	336
Finished goods-long term	$-	$1,141

During the nine months ended September 30, 2023, the Company recorded an allowance for inventory for $1,307 due to age of underlying product.

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

SEPTEMBER 30, 2023

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

Other Assets:

Other assets are comprised of the following:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Vendor deposits	$643	$-
Security deposits	43	43
Trademarks	1	1
Total other assets	$687	$44

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and nine months ended September 30, 2023 and 2022.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1.1 million and $3.9 million for the three and nine months ended September 30, 2023; and $1.7 million and $4.7 million for the three and nine months ended September 30, 2022, respectively.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

The computation of basic and diluted loss per share as of September 30, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2023	September 30, 2022
Series C convertible preferred stock	634,391	255,269
Options to purchase common stock	5,304,651	4,735,484
Warrants to purchase common stock	12,349,645	3,649,123
Restricted stock units to acquire common stock	812,500	190,000
Totals	19,101,187	8,829,876

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three and nine months ended September 30, 2023, the Company recorded amortization of $4,751 and $14,354; and $4,751 and $14,354 for the three and nine months ended September 30, 2022 to current period operations, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the consolidated financial statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

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

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 84.48%; and the non-controlling stockholders’ interest is 30.92% and 15.52%, respectively as of September 30, 2023. This is reflected in the consolidated statements of changes in equity.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Computer equipment	$527	$397
Furniture and fixtures	109	109
Manufacturing equipment	372	372
Testing/Demo equipment	356	304
Leasehold improvements	84	84
Total	1,448	1,266
Less accumulated depreciation	(855)	(601)
Property and equipment, net	$593	$665

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

Depreciation expenses were $87,338 and $253,486 for the three and nine months ended September 30, 2023 and $79,312 and $195,937 for the three and nine months ended September 30, 2022, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of September 30, 2023 and December 31, 2022, the Company had outstanding two leases with aggregate payments of $29,500 and $28,951 per month, respectively, expiring through July 31, 2025.

Right to use assets is summarized below:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Right to use asset	$995	$995
Less accumulated amortization	(508)	(290)
Right to use assets, net	$487	$705

During the three and nine months ended September 30, 2023, the Company recorded $95,964 and $280,541 and $116,725 and $333,071 for the three and nine months ended September 30, 2022 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Total lease liability	$532	$765
Less: short term portion	(339)	(313)
Long term portion	$193	$452

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2023	$90
Year ended December 31, 2024	370
Year ended December 31, 2025	106
Total	566
Less: Present value discount	(34)
Lease liability	$532

Lease expense for the three months ended September 30, 2023 and 2022 was comprised of the following:

	September 30, 2023 (000’s)	September 30, 2022 (000’s)
Operating lease expense	$84	$78
Short-term lease expense	8	10
Variable lease expense	4	29
Total	$96	$117

Lease expense for the nine months ended September 30, 2023 and 2022 was comprised of the following:

	September 30, 2023 (000’s)	September 30, 2022 (000’s)
Operating lease expense	$252	$244
Short-term lease expense	22	28
Variable lease expense	7	61
Total	$281	$333

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

A reconciliation of lease receivables with customers for the nine months ended September 30, 2023 and 2022 are presented below:

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

Nine months ended September 30, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at September 30, 2023 (000’s)
Contract asset	$221	$-	$(81)	$2	$3	$145
Less current portion	(101)	-	(1)	-	-	(102)
Noncurrent portion	$120	$-	$(82)	2	$3	$43

Nine months ended September 30, 2022:

	Balance at December 31, 2021 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Balance at September 30, 2022 (000’s)
Contract asset	$-	$127	$(13)	$-	$114
Less current portion	-	(50)	-	-	(50)
Noncurrent portion	$-	$77	$(13)		$64

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2023	$26
Year ended December 31, 2024	104
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	3
Total	146
Less: Present value discount	(1)
Net investment in leases	$145

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2023 and December 31, 2022 consist of the following:

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Accrued accounting and legal	$1,303	$646
Accrued reimbursements and travel	25	33
Accrued consulting	527	546
Accrued research and development expenses	601	625
Accrued marketing	281	256
Accrued office and other	141	220
Accrued payroll	592	513
Accrued settlement related to arbitration	-	13
	$3,470	$2,852

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2023 and December 31, 2022, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of September 30, 2023 and December 31, 2022, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

As of September 30, 2023 and December 31, 2022, the Company had 105 shares of Series C Preferred stock issued and outstanding. In 2022, the conversion price of the Series C Preferred stock was reset from $2.27 per share to $0.25 per share. As such, the Company recorded a noncash deemed dividend of $209,682 during the year ended December 31, 2022.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2023 and December 31, 2022, the Company had 79,243,833 and 54,610,638 shares issued and outstanding, respectively.

During the nine months ended September 30, 2023, the Company issued an aggregate of 8,894,846 shares of common stock for services at a fair value of $7,905,128, of which 2,370,000 common shares at a fair value of $1,060,740 was accrued at December 31, 2022.

During the nine months ended September 30, 2023, the Company issued an aggregate of 88,000 shares of common stock in settlement of 2022 board fees at a fair value of $104,720.

During the nine months ended September 30, 2023, the Company issued an aggregate of 299,584 shares of common stock for vested restricted stock units.

At September 30, 2023, the Company accrued board fees of $105,000 as stock based compensation.

Equity sales:

BioSig Technologies, Inc.:

From January through September 2023, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the investors an aggregate of 15,008,554 shares of common stock at an average purchase price of $0.90 per share, and warrants to purchase up to an aggregate of 7,504,277 shares of common stock at an average exercise price of $0.84 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $12,616,584, net of transactional expenses of $919,864 (the “2023 PIPEs”).

Pursuant to certain engagement agreements, dated October 11, 2022, February 24, 2023 and July 26, 2023, the Company had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), the Company issued to Laidlaw in connection with the 2023 PIPEs, warrants to purchase an aggregate of 689,233 shares of common stock at an average exercise price of $0.8246 per share. The Laidlaw warrants become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

ATM Sales Agreements

On August 18, 2023, the Company entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. to act as the Company’s sales agent or principal (“Cantor”), with respect to the issuance and sale of up to $30.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering.

The Company agreed to pay Cantor a commission of equal to 3.0% of the gross proceeds from the sale of the shares of common stock pursuant to the Cantor Sales Agreement.

From August 22, 2023 through September 6, 2023, the Company sold 218,810 shares of its common stock through the Cantor Sales Agreement for net deficit of $(899), after transactional costs of $120,430.

The Company terminated the Cantor Sales Agreement with Cantor, effective as of September 15, 2023.

On September 15, 2023, the Company entered into an At-The-Market Issuance Sales Agreement (the “Ascendiant Sales Agreement”) with Ascendiant Capital Markets, LLC, to act as the Company’s sales agent or principal (“Ascendiant”), with respect to the issuance and sale of up to $30.0 million of the Company’s shares of common stock, from time to time in an at-the-market public offering.

The Company agreed to pay Ascendiant a commission of equal to 3.0% of the gross proceeds from the sale of the shares of common stock pursuant to the Ascendiant Sales Agreement.

From September 21, 2023 through September 25, 2023, the Company sold 79,800 shares of its common stock through the Ascendiant Sales Agreement for net deficit of $(2,004), after transactional costs of $48,770.

The Company terminated the Ascendiant Sales Agreement with Ascendiant, effective as of November 6, 2023.

BioSig AI Sciences, Inc.:

In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 ($1.00 per share). Prior to such sale, BioSig AI was a wholly owned subsidiary. At September 30, 2023, BioSig had a majority interest in BioSig AI of 84.5%.

Pursuant to an engagement agreement, dated June 13, 2023, as amended on July 19, 2023, BioSig AI entered into with Laidlaw, BioSig AI issued to Laidlaw warrants to purchase an aggregate of 130,500 shares of its common stock at an exercise price of $1.00 per share. The Laidlaw warrants become exercisable immediately and will expire five years following the date of issuance.

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

SEPTEMBER 30, 2023

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

Additionally, the vesting period of the grants under the Plan will be determined by the Administrator, in its sole discretion, with an expiration period of not more than ten years. There are 626,099 shares remaining available for future issuance of awards under the terms of the Plan as of September 30, 2023.

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

During the nine months ended September 30, 2023, the Company granted an aggregate of 1,229,500 options to employees.

The following table presents information related to stock options at September 30, 2023:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 1.00	351,000	8.9	288,247
1.00-1.99	2,076,500	9.1	592,485
2.00-2.99	855,375	8.1	709,121
3.00-3.99	367,466	3.0	367,466
4.00-4.99	975,916	4.9	940,055
5.00-5.99	144,132	5.9	139,538
6.00-6.99	336,542	4.0	336,542
7.00-7.99	157,720	5.0	157,720
Over 8.00	40,000	6.6	40,000
	5,304,651	7.2	3,571,174

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,555,484	$3.49	6.7	$3,000
Grants	1,229,500	$1.33	10.0	$-
Forfeited/expired	(480,333)	$4.47
Outstanding at September 30, 2023	5,304,651	$2.90	7.2	$13,395
Exercisable at September 30, 2023	3,571,174	$3.59	6.2	$13,395

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig of $0.4893 as of September 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

During the nine months ended September 30, 2023, the Company granted an aggregate of 1,229,500 options to purchase the Company’s common stock at a weighted average exercise price of $1.33 per share for a term of ten years, with vesting from one to three years from the date of grant.

The following assumptions were used in determining the fair value of options during the nine months ended September 30, 2023:

Risk-free interest rate	3.32% to 4.06%
Dividend yield	0%
Stock price volatility	94.44% to 97.56%
Expected life	5.5 to 6.0 years
Weighted average grant date fair value	$1.03

The fair value of all options vesting during the three and nine months ended September 30, 2023 of $502,662 and $1,142,185 and $416,906 and $1,423,292 for the three and nine months ended September 30, 2022, respectively, was charged to current period operations. Unrecognized compensation expense of $1,391,743 at September 30, 2023 which the Company expects to recognize over a weighted average period of 0.61 years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig at September 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.4066	250,000	November 2032
$0.4455	1,130,012	June 2028
$0.4925	563,042	March 2029
$0.4929	769,896	March 2029
$0.5136	1,160,372	July 2028
$0.7181	957,596	July 2028
$0.7502	98,436	July 2028
$0.7963	883,206	August 2028
$0.9000	217,083	June 2027
$0.9596	843,884	January 2029
$1.0099	191,154	August 2028
$1.0260	517,030	September 2028
$1.0468	842,881	September 2028
$1.1300	404,089	October 2028
$1.3280	961,924	November 2028
$1.4000	1,740,130	September 2025
$4.8000	250,000	February 2025 to July 2026
$6.1600	568,910	November 2027
	12,349,645

During the nine months ended September 30, 2023, the Company issued warrants to purchase an aggregate of 7,504,277 shares of its common stock to investors and warrants to purchase 689,233 shares of its common stock for engagement services at an average exercise price of $0.8381 per share that are exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

During the nine months ended September 30, 2023, the Company issued 43,601 shares of its common stock upon cashless exercise of warrants to purchase an aggregate of 60,976 shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	4,217,111	$1.89	4.3	$3,960
Issued	8,193,510	$0.84	5.2	-
Exercised	(60,976)	$0.41	-	-
Outstanding at September 30, 2023	12,349,645	$1.20	4.6	$-

Vested and expected to vest at September 30, 2023	12,349,645	$1.20	4.6	$70,170
Exercisable at September 30, 2023	8,806,810	$1.32	4.3	$70,170

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the company’s stock price of $0.4893 as of September 30, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the nine months ended September 30, 2023:

Restricted shares issued as of January 1, 2023	239,584
Granted	872,500
Vested and issued	(299,584)
Vested restricted shares as of September 30, 2023	-
Unvested restricted shares as of September 30, 2023	812,500

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

On August 15, 2023, the Company granted an aggregate of 300,000 restricted stock units with vesting quarterly over one year for services at a fair value of $190,920.

Stock based compensation expense related to restricted stock grants was $172,717 and $379,243 for the three and nine months ended September 30, 2023 and $105,092 and $246,633 for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the stock-based compensation relating to restricted stock of $536,557 remains unamortized.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

ViralClear Options

The following table presents information related to stock options at September 30, 2023:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	0.75	25,000

The fair value of all options vesting during the three and nine months ended September 30, 2023 of $0; and $0 and $36,520 for the three and nine months ended September 30, 2022, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at September 30, 2023 will be expensed in future periods.

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at September 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2023:

Total restricted shares outstanding at September 30, 2023:	1,078,679

Comprised of:
Vested restricted shares as of September 30, 2023	678,679
Unvested restricted shares as of September 30, 2023	400,000
Total	1,078,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $(1,970,931) and $(1,941,861) for the three and nine months ended September 30, 2023 and $14,535 and $(1,086,628) for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, no stock-based compensation relating to restricted stock remains unamortized.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at September 30, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

In June and July 2023, the BioSig AI issued warrants to purchase an aggregate of 130,500 shares of its common stock for investment banking services at an exercise price of $1.00 per share that are exercisable immediately and will expire five years following the date of issuance.

A summary of the warrant activity for the nine months ended September 30, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2022	-	-	-
Issued	130,500	$1.00	5.0
Outstanding at September 30, 2023	130,500	$1.00	5.0

Vested and expected to vest at September 30, 2023	130,500	$1.00	5.0
Exercisable at September 30, 2023	130,500	$1.00	5.0

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

As of September 30, 2023 and December 31, 2022, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, now known as BioSig AI Sciences, Inc., to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potential. BioSig AI aims to contribute to the advancements of AI-based diagnoses therapies. In June and July 2023, BioSig AI sold 2,205,000 shares of its common stock for net proceeds of $1,971,277 to fund initial operations.

As of September 30, 2023 and December 31, 2022, the Company had a majority interest in BioSig AI of 84.5% and 100.0%, respectively.

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

Net income (loss) attributable to the non-controlling interest for the three months ended September 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net income (loss)	$1,863	$(389)	$1,474
Average Non-Controlling interest percentage of profit/losses	31%	15%	35%
Net income (loss) attributable to non-controlling interest	$576	$(59)	$517

Net loss attributable to the non-controlling interest for the three months ended September 30, 2022 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$(364)	$(1)	$(365)
Average Non-Controlling interest percentage of profit/losses	31%	0%	31%
Net loss attributable to non-controlling interest	$(113)	$0	$(113)

Net income (loss) attributable to the non-controlling interest for the nine months ended September 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net income (loss)	$1,583	$(407)	$1,176
Average Non-Controlling interest percentage of profit/losses	31%	15%	37%
Net income (loss) attributable to non-controlling interest	$489	$(59)	$430

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2022 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Loss	$(549)	$(1)	$(550)
Average Non-Controlling interest percentage of profit/losses	31%	0%	31%
Net loss attributable to non-controlling interest	$(172)	$0	$(172)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2023	$(21)	$0	$(21)
Allocation of equity to non-controlling interest due to sale of subsidiary stock	-	296	296
Allocation of equity to non-controlling interest due to equity-based compensation issued	(600)	-	(600)
Net income (loss) attributable to non-controlling interest	$489	$(59)	$430
Balance, September 30, 2023	$(132)	$237	$105

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

The Company is obligated to pay ASPI: i) a monthly service fee of $40,000 and ii) 10% commission on all New Account revenue, as defined, on a quarterly basis. At September 30, 2023 and December 31, 2022, accounts payable due under the contract was $120 and $80, respectively.

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At September 30, 2023 and December 31, 2022, accounts payable due under the contract was $4.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At September 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At September 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At September 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At September 30, 2023 and December 31, 2022, accounts payable due under the contract was $0.

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

BioSig AI is obligated to pay Reified a monthly consulting fee of $30,000. At September 30, 2023, accounts payable due under the contract was $60,000.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and nine months ended September 30, 2023, the Company charged operations $56,078 and $185,815 and $57,044 and $192,572 for the three and nine months ended September 30, 2022, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of September 30, 2023, the Company had aggregate purchase commitments of approximately $2,554,136 for future services or products, some of which are subject to modification or cancellations.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 12 – SEGMENT REPORTING

In accordance with ASC 280-10, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: BioSig Technologies, Inc. (parent), BioSig AI Sciences, Inc. and ViralClear Pharmaceuticals, Inc.

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended September 30, 2023 (000’s)	Three Months Ended September 30, 2022 (000’s)	Nine Months Ended September 30, 2023 (000’s)	Nine Months Ended September 30, 2022 (000’s)
Revenues (from external customers)
BioSig	$1	$135	$6	$151
ViralClear	-	-	-	-
BioSig AI	-	-	-	-
	$1	$135	$6	$151

	Three Months Ended September 30, 2023 (000’s)	Three Months Ended September 30, 2022 (000’s)	Nine Months Ended September 30, 2023 (000’s)	Nine Months Ended September 30, 2022 (000’s)
Operating Expenses:
BioSig	$5,526	$6,226	$23,527	$19,836
ViralClear	(1,863)	364	(1,583)	549
BioSig AI	389	1	407	3
	$4,052	$6,591	$22,351	$20,388

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(unaudited)

	Three Months Ended September 30, 2023 (000’s)	Three Months Ended September 30, 2022 (000’s)	Nine Months Ended September 30, 2023 (000’s)	Nine Months Ended September 30, 2022 (000’s)
Loss from Operations
BioSig	$(5,525)	$(6,121)	$(23,521)	$(19,715)
ViralClear	1,863	(364)	1,583	(549)
BioSig AI	(389)	(1)	(407)	(3)
	$(4,051)	$(6,486)	$(22,345)	$(20,267)

	September 30, 2023 (000’s)	December 31, 2022 (000’s)
Total Assets
BioSig	$3,135	$4,051
ViralClear	12	49
BioSig AI	7	10
	$3,154	$4,110

NOTE 13 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of September 30, 2023 and December 31, 2022 was $0 and $120,000, respectively.

During the three and nine months ended September 30, 2023, the Company’s Chief Financial Officer participated in the Company’s 2023 PIPES, acquiring 232,882 shares of the Company’s common stock and 116,441 warrants to acquire the Company’s common stock at an exercise price of $0.7963, expiring August 8, 2028 for an investment of $200,000.

During the three and nine months ended September 30, 2023 and 2022, the Company’s former Chief Financial Officer guaranteed issued corporate credit cards for no consideration.

NOTE 14 – SUBSEQUENT EVENTS

Equity Transactions

On October 4, 2023, the Company issued 2,500 shares of its common stock for vested restricted stock units.

On October 12, 2023, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the investors 1,129,996 shares of the Company’s common stock at a purchase price of $0.52876 per share, and warrants to purchase up to 564,998 shares of the Company’s common stock, at an exercise price of $0.46626 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for gross proceeds of $597,497. Pursuant to an engagement agreement, dated July 26, 2023, the Company entered into with Laidlaw, the Company issued to Laidlaw a warrant to purchase 84,750 shares of the Company’s common stock at an exercise price of $0.46626 per share. The Laidlaw warrant becomes exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

From October 26, 2023 through October 31, 2023, the Company sold 209,314 shares of its common stock through the Ascendiant Sales Agreement for net proceeds of $84,916, after transactional costs of $2,655.

In October 2023, the Company issued an aggregate of 525,000 shares of its common stock for services rendered valued at $282,073.

The Company terminated the Ascendiant Sales Agreement with Ascendant, effective as of November 6, 2023.

On November 8, 2023, the Company granted 15,000 options to purchase shares of its common stock to an employee. The options are exercisable at $0.3573 per share for ten years with one-third vesting on the one-year anniversary and two-thirds vesting quarterly thereafter beginning November 8, 2024 for two years.

Registered Direct Offering

On November 8, 2023, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company sold in a registered direct offering 6,996,922 shares of the Company’s common stock, Series A warrants to purchase up to 6,996,922 shares of common stock, and Series B warrants to purchase up to 6,996,922 shares of common stock, at a purchase price of $0.3573 per share of common stock and associated warrants, for gross proceeds of approximately $2.5 million, net of expenses of approximately $295,950. The Series A warrants and Series B warrants have an exercise price of $0.3573 per share and will become exercisable on the effective date of stockholder approval for the issuance of the shares upon exercise of the warrants (or, if permitted by the applicable rules and regulations of the Nasdaq Stock Market, upon payment by the holder of $0.125 per share in addition to the applicable exercise price). The Series A warrants will expire on November 13, 2028, and the Series B warrants will expire on May 13, 2025.

Pursuant to the engagement agreement entered into between the Company and H.C. Wainwright & Co., LLC as placement agent (“Wainwright”), the Company agreed to pay to Wainwright, or its designees, (1) fees equal to 8.0% of the aggregate gross proceeds raised in the offering and (2) warrants to purchase up to 489,785 shares of common stock, or 7.0% of the aggregate number of shares of common stock sold in the offering. The placement agent warrants have an exercise price of $0.4466 per share (125% of the public offering price per share) and have substantially the same terms as the Series A warrants. The Company also agreed to reimburse Wainwright $50,000 for non-accountable expenses and $15,950 for clearing fees. The offering closed on November 13, 2023.

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

Business Overview

BioSig Technologies, Inc.

BioSig Technologies (“BioSig” or the “Company”) is a medical technology company focused on deciphering the body’s electrical signals, starting with heart rhythms. By leveraging a unique combination of hardware and software, we are committed to delivering unprecedented cardiac signal clarity, helping to end the reliance on ‘mixed signals’ and ‘reading between the lines.’ Our platform technology aims to address some of healthcare’s biggest challenges—saving time, saving costs, and saving lives.

The Company’s first product, the PURE EP™ Platform, an FDA 510(k) cleared non-invasive class II device, provides superior, real-time signal visualization allowing physicians to perform highly targeted cardiac ablation procedures with increased procedural efficiency and efficacy.

The PURE EP™ Platform helps to serve physicians by enabling the real-time acquisition of raw cardiac signal data—absent of unnecessary noise or interference inherent in traditional approaches. By leveraging a first-of-its-kind combination of hardware and software, the PURE EP™ Platform is designed to deliver unprecedented intracardiac signal purity that pushes the boundaries of cardiac arrhythmia identification, diagnosis, and treatment.

In a blinded clinical study published in the Journal of Cardiovascular Electrophysiology, electrophysiologists rated PURE EP™ as superior to conventional systems for 75.2% of signal samples, with 87% earning a rating of equivalent or superior.

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

On November 2, 2023, the Company announced that Mayo Clinic-Phoenix—an existing user of the PURE EP™ Platform—has upgraded to the Platform’s subscription model to gain immediate access to the Company’s latest technological advancements in cardiac arrhythmia identification.

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

Our patent portfolio now includes 35 (issued/allowed) issued utility patents (24 utility patents where BioSig is at least one of the applicants). Twenty-three additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP Platform for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (23 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one allowed and one pending U.S. patent applications directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, of the patents and patent applications mentioned above, we have licenses to 11 patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (11 patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear in connection with its prior objective to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We currently do not intend to further develop merimepodib and have discontinued our pharmaceutical operations. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology with an initial emphasis on developing a novel nerve recording system. As of November 14, 2023, the Company retains 69.08% ownership of ViralClear.

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

In June and July 2023, BioSig AI sold 2,205,000 shares of its common stock for net proceeds of $1,971,277 to fund initial operations. On September 30, 2023, and as of November 14, 2023 we had a majority interest in BioSig AI of 84.5%.

On July 20, 2023, BioSig AI announced that it was selected to join NVIDIA Inception, a program designed to partner with companies revolutionizing industries with advancements in AI and data sciences.

Nasdaq Minimum Bid Price Requirement

On September 6, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between July 25, 2023, to September 5, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until March 4, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

Recent Developments

Private Placements (BioSig Technologies, Inc.)

During the period from July 2023 through October 2023, we completed four private placement transactions where we sold shares and warrants to certain institutional and accredited investors, consisting of (i) an aggregate of 5,047,344 shares of our common stock, at purchase prices ranging from $0.52876 to $1.02206 per share, and (ii) warrants to purchase up to an aggregate of 2,523,672 shares of our common stock at exercise prices ranging from $0.46626 to $0.95956 with a weighted average exercise price of $0.6226 per share, for aggregate consideration of approximately $3.2 million, after transactional expenses.

In addition, pursuant to (i) certain tail provisions in an engagement agreement, dated October 11, 2022, we had entered into with Laidlaw, (ii) certain compensation provisions in an engagement agreement, dated February 24, 2023, we had entered into with Laidlaw, and (iii) certain compensation provisions in an engagement agreement, dated July 26, 2023, we had entered into with Laidlaw, we issued to Laidlaw warrants to purchase an aggregate of 302,898 shares of common stock in connection with the transactions noted above.

At-the-Market Offerings

On August 18, 2023, we entered into a Controlled Equity OfferingSM Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co., to act as our sales agent or principal (“Cantor”), with respect to the issuance and sale of up to $30.0 million of our shares of common stock, from time to time in an at-the-market public offering. We agreed to pay Cantor a commission of equal to 3.0% of the gross proceeds from the sale of the shares of common stock pursuant to the Cantor Sales Agreement. From August 22, 2023 through September 6, 2023, we sold 218,810 shares of our common stock through the Cantor Sales Agreement for net deficit of $(899), after transactional costs of $120,430. We terminated the Cantor Sales Agreement with Cantor, effective as of September 15, 2023.

On September 15, 2023, we entered into an At-The-Market Issuance Sales Agreement (the “Ascendiant Sales Agreement”) with Ascendiant Capital Markets, LLC, to act as our sales agent or principal (“Ascendiant”), with respect to the issuance and sale of up to $30.0 million of our shares of common stock, from time to time in an at-the-market public offering. We agreed to pay Ascendiant a commission of equal to 3.0% of the gross proceeds from the sale of the shares of common stock pursuant to the Ascendiant Sales Agreement. From September 21, 2023 through September 25, 2023, we sold 79,800 shares of our common stock through the Ascendiant Sales Agreement for net deficit of $(2,004), after transactional costs of $48,770. We terminated the Ascendiant Sales Agreement with Ascendiant, effective as of November 6, 2023.

Registered Direct Offering

November 8, 2023, we entered into a securities purchase agreement with an institutional investor, pursuant to which we sold in a registered direct offering 6,996,922 shares of our common stock, Series A warrants to purchase up to 6,996,922 shares of common stock, and Series B warrants to purchase up to 6,996,922 shares of common stock, at a purchase price of $0.3573 per share of common stock and associated warrants, for gross proceeds of approximately $2.5 million, net of expenses of approximately $295,950. The Series A warrants and Series B warrants have an exercise price of $0.3573 per share and will become exercisable on the effective date of stockholder approval for the issuance of the shares upon exercise of the warrants (or, if permitted by the applicable rules and regulations of the Nasdaq Stock Market, upon payment by the holder of $0.125 per share in addition to the applicable exercise price). The Series A warrants will expire on November 13, 2028, and the Series B warrants will expire on May 13, 2025.

Pursuant to the engagement agreement entered into by and between us and H.C. Wainwright & Co., LLC as placement agent (“Wainwright”), we agreed to pay to Wainwright, or its designees, (1) fees equal to 8.0% of the aggregate gross proceeds raised in the offering and (2) warrants to purchase up to 489,785 shares of common stock, or 7.0% of the aggregate number of shares of common stock sold in the offering. The placement agent warrants have an exercise price of $0.4466 per share (125% of the public offering price per share) and have substantially the same terms as the Series A warrants. We also agreed to reimburse Wainwright $50,000 for non-accountable expenses and $15,950 for clearing fees. The offering closed on November 13, 2023.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended September 30, 2023 was $1, comprised of recognized service revenue, as compared to $135, comprised of product sales of $127 and recognized service revenue of $8, for the three months ended September 30, 2022.

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

Cost of sales for the three months ended September 30, 2023 was nil as compared to $30 for the three months ended September 30, 2022.

Gross profit for the three months ended September 30, 2023 was $1 or 100% as compared to $105 or 77.8% for the three months ended September 30, 2022.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2023 were $1,145, a decrease of $588, or 33.9%, from $1,733 for the three months ended September 30, 2022. The decrease is primarily due to decreases in payroll, consulting, and research and clinical studies and design work to $1,012 for the three months ended September 30, 2023 as compared to $1,603 for the three months ended September 30, 2022 primarily in the BioSig Technologies segment, a decrease of $591 or 36.9%.

Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2023	September 30, 2022
Salaries and equity compensation	$815	$854
Consulting expenses	135	193
Research and clinical studies and design work	62	556
Data/AI development	54	19
Regulatory	21	7
Travel, supplies, other	58	104
Total	$1,145	$1,733

Stock based compensation for research and development personnel was $147 and $115 for the three months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2023 were $2,815, a decrease of $1,959 or 41.0%, from $4,774 incurred in the three months ended September 30, 2022. This decrease is primarily due to a decrease in employee and service provider (stock-based) performance pay in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $1,808 in the current period from $1,947 for the three months ended September 30, 2022, a decrease of $139, or 7.1%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $(506) in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2023 as compared to $422 in stock-based compensation for the same period in 2022.

Professional services for the three months ended September 30, 2023 totaled $241, a decrease of $52, or 17.7%, over the $293 recognized for the three months ended September 30, 2022. Of professional services, legal fees totaled $170 for the three months ended September 30, 2023; a decrease of $18, or 9.6%, from $188 incurred for the three months ended September 30, 2022. The decrease in legal fees are primarily due to lower costs incurred in 2023 for financing, contract work and patent filings for the BioSig Technologies segment as compared to the three months ended September 30, 2022. Accounting fees incurred in the three months ended September 30, 2023 amounted to $26, an increase of $7, or 36.8%, from $19 incurred in same period last year. In 2023, we incurred added accounting fees relating to financing in our BioSig Technologies segment.

Consulting, public and investor relations fees for the three months ended September 30, 2023 were $734 as compared to $1,663 incurred for the three months ended September 30, 2022, a decrease of $929, or 55.9%. The decrease primarily related to a reduction in marketing and consulting during the three months ended September 30, 2023 as compared to the same period, last year.

Travel, meals and entertainment costs for the three months ended September 30, 2023 were $165, a decrease of $150, or 47.6%, from $315 incurred in the three months ended September 30, 2022. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2023 was due to better efficiency with our commercialization effort in 2023 as compared to 2022.

Rent for the three months ended September 30, 2023 totaled $96, a decrease of $13, or 11.9%, from $109 incurred in three months ended September 30, 2022. The decrease in rent for 2023 as compared to 2022 is due primarily to a lower negotiated rent for our Los Angeles offices and reduction in our short-term storage leases in 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2023 totaled $92, an increase of $8, or 9.5%, over the expense of $84 incurred in the three months ended September 30, 2022, as a result of the adding additional manufacturing, office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2023 totaled $2, a decrease of $17 over the expense of $19 incurred in the three months ended September 30, 2022. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.27 to $0.25 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $17 during the three months ended September 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2023 was $4,569 compared to a net loss of $6,391 for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022 (000’s)

Revenues and Cost of Goods Sold. Revenue for the nine months ended September 30, 2023 totaled $6 comprised of recognized service revenue as compared to $151 for the nine months ended September 30, 2022 comprised of product sales of $127 and recognized service revenue of $24.

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

Cost of sales for the nine months ended September 30, 2023 was nil as compared to $30 for the nine months ended September 30, 2022.

Gross profit for the nine months ended September 30, 2023 was $6 or 100% as compared to $121 or 80.1% for the nine months ended September 30, 2022.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2023 were $3,916, a decrease of $785, or 16.7%, from $4,701 for the nine months ended September 30, 2022. The decrease is primarily due to a reduction in travel, supplies and other costs for the nine months ended September 30, 2023 as compared the nine months ended September 30, 2022 in the BioSig Technologies segment; a decrease of $282 or 64.2% in addition to reductions in consulting, research and design work.

Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2023	September 30, 2022
Salaries and equity compensation	$3,063	$3,013
Consulting expenses	203	364
Research and clinical studies and design work	338	752
Data/AI development	91	97
Regulatory	64	36
Travel, supplies, other	157	439
Total	$3,916	$4,701

Stock based compensation for research and development personnel was $998 and $828 for the nine months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2023 were $18,167, an increase of $2,690, or 17.4%, from $15,477 incurred in the nine months ended September 30, 2022. This increase is primarily due to recording an allowance for inventory of $1,307, an increase in stock-based compensation in the activities of our BioSig Technologies segment, offset by with an increase in employee performance pay and staff in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $5,848 in the current period from $6,521 for the nine months ended September 30, 2022, a decrease of $673, or 10.3%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $5,534 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2023 as compared to $1,891 in stock-based compensation for the same period in 2022.

Professional services for the nine months ended September 30, 2023 totaled $904, an increase of $105, or 13.1%, over the $799 recognized for the nine months ended September 30, 2022. Of professional services, legal fees totaled $573 for the nine months ended September 30, 2023; an increase of $22, or 4.0%, from $551 incurred for the nine months ended September 30, 2022. The increase is primarily due to costs incurred in 2023 for financing, contract work and patent filings for the BioSig Technologies segment not incurred in the prior period. Accounting fees incurred in the nine months ended September 30, 2023 amounted to $156, a decrease of $6, or 3.7%, from $162 incurred in same period last year. In 2022, we incurred added audit costs for the ViralClear and BioSig AI segments.

Consulting, public and investor relations fees for the nine months ended September 30, 2023 were $2,530 as compared to $3,043 incurred for the nine months ended September 30, 2022, a decrease of $513, or 16.9%. The decrease in consulting, marketing and investor relations fees during the nine months ended September 30, 2023 related reduced marketing costs in 2023 with our efforts to develop our recognition throughout the medical industry.

Travel, meals and entertainment costs for the nine months ended September 30, 2023 were $593, a decrease of $286, or 32.5%, from $879 incurred in the nine months ended September 30, 2022. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2023 was due to better efficiency with our commercialization effort in 2023 as compared to 2022.

Rent for the nine months ended September 30, 2023 totaled $281, a decrease of $41, or 12.7%, from $322 incurred in nine months ended September 30, 2022. The decrease in rent for 2023 as compared to 2022 is due primarily to a lower negotiated rent for our Los Angeles offices and reduction in our short-term storage leases in 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2023 totaled $268, an increase of $58, or 27.6%, over the expense of $210 incurred in the nine months ended September 30, 2022, as a result of the adding additional manufacturing, office computers and other equipment.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2023 totaled $7, a decrease of $125 over the expense of $132 incurred in the nine months ended September 30, 2022. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.27 to $0.25 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $125 during the nine months ended September 30, 2022.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the nine months ended September 30, 2023 was $22,999 compared to a net loss of $20,226 for the nine months ended September 30, 2022.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 are detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

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

Liquidity and Capital Resources and Going Concern ($000’s)

As of September 30, 2023, we had a working capital deficit of $2,860, comprised of cash of $389, accounts receivable of $14, current portion of inventory of $219, current portion of net investments in leases of $102 and prepaid expenses and other current assets of $322, which was offset by $3,470 of accounts payable and accrued expenses, customer deposits of $4, accrued dividends on preferred stock issuances of $98 and of lease liability of $339. For the nine months ended September 30, 2023, we used $14,371 of cash in operating activities and $182 of cash in investing activities.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022 (000’s)

Cash provided by financing activities totaled $14,585, comprised of proceeds from the sale of our common stock and warrants, net of expenses, of $12,617, net used in at-the-market offerings of $(3) and proceeds from the sale of BioSig AI’s common stock of $1,971.

In the comparable period in 2022, our aggregate cash provided by financing activities totaled $6,929 comprised of proceeds from the sale of our common stock of $5,820 and proceeds from the sale of our common stock in at-the-market offerings of $1,109. At September 30, 2023, we had cash of $389 compared to $887 at September 30, 2022. Our cash is held in bank deposit accounts. At September 30, 2023 and September 30, 2022, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2023 and 2022 was $14,371 and $17,591, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted in reduced operating costs, general and administrative expenses in 2023 and with increases in our operating assets of $624 and a net increase in our operating liabilities of $492.

We used $182 cash for investing activities for the nine months ended September 30, 2023, compared to $110 for the nine months ended September 30, 2022. For the current period and comparable period, we purchased computers and other equipment.

We had an accumulated deficit as of September 30, 2023 of $239.0 million, as well as a net loss attributable to BioSig of $23.0 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP Platform) reach full commercial profitability.

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

Our plans include the continued commercialization of the PURE EP Platform and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Our shift from a focus on technology development to commercialization has allowed us to reduce our annual expenses in a meaningful way. As a result of this transition, we have been able to achieve savings through reductions in executive and management compensation and a reduction of our utilization of external consultants and professional service providers. We believe these cost-saving measures combined with our expectations of positive trends in commercial activity create the potential for us to achieve a lower cash flow breakeven rate. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. The COVID-19 endemic has resulted in significant financial market volatility and uncertainty, and its ongoing impact may continue to adversely affect the global economy. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions, such as the military conflict between Russia and Ukraine, as well as the ongoing conflict between Israel and Hamas.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of September 30, 2023, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

Management’s Remediation Plan

During the three months ended September 30, 2023, we continued our initiative of requiring multiple reviews of contract language with all future contracts to ensure that any stock-based compensation is subject to the Company’s Board of Directors approval. We believe the added contract revision reviews will remediate the underlying deficiencies as identified by us. The remediation efforts will include an ongoing review of the implementation of additional controls to ensure all risks have been addressed. We believe the added contract revision reviews as well as implementation of additional levels of reviews of stock-based compensation will remediate the underlying deficiencies as identified by us.

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

On September 6, 2023, we received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between July 25, 2023, through September 5, 2023, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until March 4, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On August 18, 2023, BioSig Technologies, Inc. issued 250,000 shares of common stock to J. Safier Enterprises LLC in exchange for consulting services with a fair value of $159,100, pursuant to a consulting agreement dated July 25, 2023.

On August 18, 2023, BioSig Technologies, Inc. issued 250,000 shares of common stock to Seth Shaw in exchange for consulting services with a fair value of $159,100, pursuant to a consulting agreement dated July 26, 2023.

On August 18, 2023, BioSig Technologies, Inc. issued 200,000 shares of common stock to John Cesario in exchange for consulting services with a fair value of $127,280, pursuant to a consulting agreement dated July 26, 2023.

On August 18, 2023, BioSig Technologies, Inc. issued 35,000 shares of common stock to David A. Cesario in exchange for consulting services with a fair value of $22,274, pursuant to a consulting agreement dated July 26, 2023.

On August 21, 2023, BioSig Technologies, Inc. issued 25,000 shares of common stock to Zef Preka in exchange for consulting services with a fair value of $15,910, pursuant to a consulting agreement dated July 26, 2023.

On August 28, 2023, BioSig Technologies, Inc. issued 350,000 shares of common stock to Financial Genetics, LLC in exchange for consulting services with a fair value of $222,740, pursuant to a consulting agreement dated August 15, 2023.

On August 28, 2023, BioSig Technologies, Inc. issued 250,000 shares of common stock to Classic Solutions Corp in exchange for advisory services with a fair value of $139,250, pursuant to a consulting agreement dated August 24, 2023.

On September 26, 2023, BioSig Technologies, Inc. issued 55,000 shares of common stock to MBS GLOEQ Corp., Matt Silvers, President in exchange for consulting services with a fair value of $35,002, pursuant to a consulting agreement dated July 26, 2023.

On October 25, 2023, BioSig Technologies, Inc. issued 500,000 shares of common stock to Alchemist Assets Inc., Anneta Antonian, President in exchange for consulting services with a fair value of $269,950, pursuant to a consulting agreement dated October 24, 2023.

On October 26, 2023, BioSig Technologies, Inc. issued 25,000 shares of common stock to Dr. Lawrence A. May in exchange for consulting services with a fair value of $13,123, pursuant to a consulting agreement dated October 25, 2023.

The issuances of the shares of common stock as described above were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.5 to the Form S-1/A filed on January 21, 2014)
3.5	Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-1/A filed on March 28, 2014)
3.6	Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 21, 2014)
3.7	Certificate of Sixth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 25, 2016)
3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)
3.15	Amendment No. 3 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 8, 2023)
4.1	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.2	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.3	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.4	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.5	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.6	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.7	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.8	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.9	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.10	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.11	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)
4.12	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
4.13	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)

4.14	Form of Laidlaw Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 21, 2023)
4.15	Form of Common Stock Purchase Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 22, 2023)
4.16	Form of Laidlaw Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 22, 2023)
4.17	Form of Common Stock Purchase Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2023)
4.18	Form of Laidlaw Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 31, 2023)
4.19	Form of Common Stock Purchase Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 12, 2023)
4.20	Form of Laidlaw Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 12, 2023)
4.21	Form of Common Stock Purchase Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 27, 2023)
4.22	Form of Laidlaw Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 27, 2023)
4.23	Form of Common Stock Purchase Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 16, 2023)
4.24	Form of Laidlaw Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 16, 2023)
4.25	Form of Series A Common Stock Purchase Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 13, 2023)
4.26	Form of Series B Common Stock Purchase Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 13, 2023)
4.27	Form of Placement Agent Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on November 13, 2023)
10.1	Form of Securities Purchase Agreement dated as of January 10, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 17, 2023)
10.2	Form of Securities Purchase Agreement dated as of January 23, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 24, 2023)
10.3	Form of Securities Purchase Agreement dated as of January 25, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2023)
10.4	General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the amended Form 8-K filed on February 7, 2023)
10.5	Form of Securities Purchase Agreement dated as of February 3, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2023)
10.6	BioSig Technologies, Inc. 2023 Long-Term Incentive Plan dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 9, 2023)
10.7	Form of Securities Purchase Agreement dated as of February 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 13, 2023)
10.8	Form of Securities Purchase Agreement dated as of March 14, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2023)
10.9	Form of Securities Purchase Agreement dated as of March 24, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2023)
10.10	Form of Securities Purchase Agreement dated as of April 18, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2023)
10.11	Form of Securities Purchase Agreement dated as of May 16, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2023)
10.12	Form of Securities Purchase Agreement dated as of June 30, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2023)
10.13	Form of Securities Purchase Agreement dated as of July 19, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 21, 2023)
10.14	Form of Securities Purchase Agreement dated as of July 31, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2023)
10.15

Controlled Equity OfferingSM Sales Agreement, dated August 18, 2023, by and between BioSig Technologies, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on August 18, 2023)

10.16	Form of Securities Purchase Agreement dated as of September 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 12, 2023)
10.17

At-The-Market Issuance Sales Agreement, dated September 15, 2023, by and between BioSig Technologies, Inc. and Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on September 15, 2023)

10.18	Form of Securities Purchase Agreement dated as of September 21, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 27, 2023)
10.19	Form of Securities Purchase Agreement dated as of October 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2023)
10.20	Form of Securities Purchase Agreement dated as of November 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 13, 2023)
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: November 14, 2023	By:	/s/ Kenneth L. Londoner
Kenneth L. Londoner
Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Steven J. Buhaly
Steven J. Buhaly
Chief Financial Officer (Principal Accounting Officer)

