Form 10-K
period 2023-12-31
BioSig Technologies, Inc.
filed 2024-04-16
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

Or

☐ TRANSITION REPORT UNDER SECTON 13.08 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

55 Greens Farms Road 1st Floor Westport, CT	06880	(203) 409-5444
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023, based on the price at which the common stock was last sold on such date, is $76,956,461. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 15, 2024, there were 11,198,174 shares of the registrant’s common stock outstanding.

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

On November 7, 2018, we formed a subsidiary under the laws of the State of Delaware, originally under the name of NeuroClear Technologies, Inc., for the purpose of pursuing additional applications of the PURE EP™ signal processing technology outside of the field of cardiac electrophysiology. In March 2020, it was renamed ViralClear Pharmaceuticals, Inc. (“ViralClear”). As of April 16, 2024, the Company retains 69.08% ownership of ViralClear. ViralClear’s Business Overview can be found on page 15.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 to fund initial operations. At April 15, 2024, the Company had a majority interest in BioSig AI of 84.5%.

Business Overview

BioSig Technologies is a medical device company with an advanced digital signal processing technology platform to deliver insights to the treatment of cardiovascular arrhythmias. Through collaboration with physicians, experts, and healthcare leaders across the field of electrophysiology (EP), we are committed to addressing healthcare’s biggest priorities — saving time, saving costs, and saving lives.

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

Our owned patent portfolio now includes 36 (issued/allowed) issued utility patents (24 utility patents where BioSig is at least one of the applicants). Twenty five additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (25 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

Recent Developments

PURE EP™ Software Version 7 in late 2023 was launched by the Company’s commercial and operations team and represents the most advanced iteration of the Company’s digital signal processing technology. Despite having a field team of 15 persons, PURE EP sales, leasing and/or subscriptions to the software were mostly limited to our research partners at Mayo Clinic, Texas Cardiac Arrhythmia Institute, Cleveland Clinic, and Kansas City Heart Rhythm Institute.

Given the very challenging hospital market post-COVID where capital budgets and purchasing has been restricted due to budget shortfalls, the Company began to seek partners already in the EP field that have an established field force to increase the penetration of PURE EP into the hospital systems. This approach would also increase the efficiency in the lab given that established companies already have clinical support within the lab during the procedure and we feel that adding PURE EP would drive the partner’s sales at no additional support cost.

Reverse stock split

On December 18, 2023, the Company held its 2023 annual meeting of stockholders, at which meeting the Company’s stockholders approved an amendment (the “Reverse Stock Split Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of all of the issued and outstanding shares of the Company’s common stock, at a ratio in the range of 1-for-2 to 1-for-10, with the exact exchange ratio and timing to be determined by the Company’s board of directors in its discretion and included in a public announcement (the “Reverse Stock Split”). Following the annual meeting, the Board determined to effect the Reverse Stock Split at a ratio of 1-for-10 and approved the corresponding final form of the Reverse Stock Split Amendment. On January 31, 2024, the Company filed the Reverse Stock Split Amendment with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 4:05 p.m. (New York time) on February 1, 2024.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock was automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares will be issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split will be rounded up to the next whole number. The Reverse Stock Split will reduce the number of shares of Common Stock outstanding from 93,344,435 shares to approximately 9,378,513 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of Common Stock under the Certificate of Incorporation will not change as a result of the Reverse Stock Split.

Proportionate adjustments was made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options, restricted stock units, and warrants granted by the Company, the per share conversion price and the number of shares of common stock that may be issued upon conversion of outstanding shares of convertible preferred stock issued by the Company and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Long-Term Incentive Plan.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on February 2, 2024. The trading symbol for the Common Stock will remain “BSGM.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 09073N300.

Notices of Delisting

On March 5, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company has not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market, and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the Staff’s delisting determination.

On March 12, 2024, the Company received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers (see below).

The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met.

The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from The Nasdaq Stock Market, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

The Company intends also to appeal the foregoing determinations. The requested hearing before the Hearings Panel will be held on May 7, 2024.

Delisting from Nasdaq Stock Market could negatively impact the Company’s ability to raise additional financing to fund future operations.

Lack of funding, workforce reductions, resignations of members of the Company’s board of directors and certain officers

On January 28, 2024 and February 20, 2024, management of the Company commenced a workforce reduction intended to reduce significantly the annual cash burn which was completed as of February 20, 2024. The workforce reduction consisted of the departure of sixteen employees, effective as of January 31, 2024 and included the departure of John Sieckhaus, the Company’s Chief Operating Officer, and Gray Fleming, the Company’s Chief Commercial Officer and twenty six employees effective February 20, 2024. The effect of the workforce reductions had significantly reduce operations in the short-term.

On February 15, 2024, Steve Buhaly resigned from his position as the Chief Financial Officer of the Company effective as of the same date.

On February 19, 2024, David Weild IV, Donald E. Foley, Patrick J. Gallagher and James J. Barry, resigned from their positions as directors of the Company, effective as of the same date.

On February 20, 2024, James L. Klein and Frederick D. Hrkac resigned from their positions as directors of the Company, effective as of the same date.

On February 20, 2024 due to lack of funding, the company had laid off the entire workforce except for the CEO.

On February 27, 2024, the company re-appointed Frederick D. Hrkac as a director and the president and principal executive officer. Additionally, on February 27, 2024, Kenneth L. Londoner resigned from his positions as director, executive chairman and chief executive officer of the Company and from any and all committees, offices, appointments, designations, responsibilities or other capacities related to the Company or any of its subsidiaries, effective as of the same date.

Currently, the Company has 4 employees and 4 key consultants. Dependent upon funding, Mr. Hrkac would plan on hiring a team of 4-6 persons to execute the business development strategy of finding partners for the commercialization of PURE EP, develop new products in the field of Pulse Field Ablation and to continue to integrate PURE EP into today’s lab equipment.

Pending Legal Proceedings

On December 4, 2023, the Company received a threat of litigation for the termination of employment with the Company alleging the termination of employment was in retaliation for bringing to the attention of the Company’s board of directors and executives a series of wrongful and questionable practices by members of the Company’s board of directors, Chief Executive Officer and Chief Financial Officer. The claimant sought compensation of in the amount of $775,782. After an investigation with the parties threatened conducted by the Board and guidance of legal counsel, it was concluded that the claim was without merit.

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from unlawful actions taken by the Company’s board of directors. The claimant contends that he and others have sustained losses totaling $1,440,000. On March 22, 2024, the claimant sent another letter to the Company referencing the previous letter and requesting several documents. The Company believes that these claims are without merit.

On March 22, 2024, plaintiff, Michael Gray Fleming (the “Plaintiff”), filed a lawsuit in Hennepin County, Minnesota District Court naming the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contends that the Company failed to meet its obligations in issuing the Plaintiff stock certificates at the end of the restricted period under the terms of a restricted stock award agreement, and is seeking $144,000 in damages and compensation for damages reasonably believed to exceed $50,000. The Company believes that these claims are without merit. The Company’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the outcome of the litigation within the probate or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Private Placements

On January 12, 2024, the Company entered into a securities purchase agreement with certain accredited and institutional investors, pursuant to which the Company sold to the investors an aggregate of 260,720 shares of the Company’s common stock and warrants to purchase up to 130,363 shares of common stock, at a purchase price of $3.989 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $3.364 per share, will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were $1,040,000.

In 2023, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the investors an aggregate of 1,613,906 shares of common stock at an average purchase price of $8.7571 per share, and warrants to purchase up to an aggregate of 806,981 shares of common stock at an average exercise price of $8.1324 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $13,140,441, net of transactional expenses of $727,333.44 (the “2023 PIPEs”).

Pursuant to certain engagement agreements, dated October 11, 2022, February 24, 2023 and July 26, 2023, the Company had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), the Company issued to Laidlaw in connection with the 2023 PIPEs, warrants to purchase an aggregate of 77,405 shares of common stock at an average exercise price of $7.85 per share. The Laidlaw warrants become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

On November 8, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold in a registered direct offering (the “Offering”), (i) 699,693 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 699,693 shares of Common Stock, and (iii) Series B Warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Series Warrants”) to purchase up to 699,693 shares of Common Stock, at a purchase price of $3.573 per Share and associated Series Warrants. The Series Warrants have an exercise price of $3.573 per share and will become exercisable on the effective date of stockholder approval for the issuance of the shares upon exercise of the Series Warrants (or, if permitted by the applicable rules and regulations of the Nasdaq Stock Market, upon payment by the holder of $1.25 per share in addition to the applicable exercise price). The Series A Warrants will expire five years from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as the Company’s exclusive placement agent in the Offering. In connection with the Offering, the Company paid the Placement Agent a cash fee equal to seven percent (7.0%) of the aggregate gross proceeds raised in the Offering and a management fee equal to one percent (1.0%) of the aggregate gross proceeds raised in the Offering. The Company had also paid the Placement Agent $50,000 for non-accountable expenses and $15,950 for clearing fees. In addition, the Company issued the Placement Agent or its designees, warrants to purchase up to 48,979 shares of Common Stock (equal to 7.0% of the aggregate number of Shares sold in the Offering), which warrants have the same terms and conditions as the Series A Warrants, except that such warrants have an exercise price of $4.466 per share, which represents 125% of the offering price per Share and accompanying Series Warrants (the “Placement Agent Warrants”, and together with Series Warrants, the “Warrants”).

The Shares and the Warrants (and shares issuable upon exercise of the Warrants) were offered and sold by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-251859) (the “Shelf Registration Statement”), previously filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2020, and declared effective by the SEC on January 12, 2021, and the base prospectus included therein. A final prospectus supplement relating to the Offering, dated November 8, 2023, and the accompanying prospectus, has been filed with the SEC. The closing of the Offering occurred on November 13, 2023. The net proceeds to the Company from the Offering, after deducting fees and expenses, were approximately $2.2 million.

Issuance of debt

On March 7, 2024, the Company issued a promissory note to an investor and related party (10% plus shareholder) for $500,000. The Company designated its 12% note due 2026, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The note is due March 7, 2026. The Company promises to pay interest in cash on the unpaid principal amount of this note at a rate per annum equal to twelve percent (12%), commencing to accrue on the date hereof and payable on the maturity date or earlier prepayment as provided therein. The Note contains customary events of default.

The Company may prepay all or any portion of the principal amount of the Note at any time or from time to time without penalty.

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

From August 22, 2023 through September 6, 2023, the Company sold 21,881 shares of its common stock through the Cantor Sales Agreement for net deficit of $(899), after transactional costs of $120,430.

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

From September 21, 2023 through September 25, 2023, the Company sold 28,911 shares of its common stock through the Ascendiant Sales Agreement for $60,876, after transactional costs of $70,806.

The Company terminated the Ascendiant Sales Agreement with Ascendiant, effective as of November 6, 2023.

BioSig AI Sciences, Inc.:

In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 ($1.00 per share). Prior to such sale, BioSig AI was a wholly owned subsidiary. At December 31, 2023, BioSig had a majority interest in BioSig AI of 84.5%.

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

Catheter ablation is performed by an electrophysiologist (a specially trained cardiologist) in a specialized room in an EP lab. According to Health Research International, it is estimated that there are 7,340 global EP labs performing catheter ablations. According to experts, the global electrophysiology market value is worth over $8 billion in 2023 predicted to be worth $16 billion by 2028, a CAGR of 15 percent.

Catheter Ablation of AF and VT

Accurate recording of electrograms is critical to efficient mapping and ablation of complex arrhythmias. We believe that the clearer recordings and the very small amplitude of intracardiac signals—high frequency, small amplitude components in midst of large physiologic signals; signals important to characterize critical substrate, such as fractionated atrial and ventricular electrograms; and high-frequency, low-amplitude signals such as the Purkinje potentials—provided by the PURE EP™ System may improve outcomes during EP studies and ablation procedures for a variety of arrhythmias.

For patients who are candidates for ablation, an EP study is necessary to define the targeted sites for the ablation procedure. Two common, yet complex, conditions for which ablation procedures are performed are AF and VT. Most cardiac arrhythmias are well understood, and ablation simply requires destroying a small area of heart tissue possessing electrical abnormality. In contrast, complex arrhythmias, such as AF and VT, have complex pathophysiology and, because knowledge of their origins and mechanisms are incomplete, ablation treatments for these arrhythmias are largely empirical. Furthermore, the length of these procedures, which typically last from 2-4 hours, exposes the physician and staff to extensive radiation, requiring them to wear heavy lead vests. Consequently, ablating AF and VT has been regarded as being difficult.

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

EP Lab Environment and EP Recording Systems

The electrophysiology (EP) laboratory consists of sophisticated equipment that requires an electrophysiologist to mentally integrate information from a number of sources during procedures. There are numerous monitors in an EP lab that provide and display this variety of information. An electrophysiologist needs to evaluate the acquired cardiac signals and the patient’s responses to any induced arrhythmias during the procedure. However, it can be difficult for an electrophysiologist to synthesize the disparate information produced by the numerous monitors in the lab and calculate the real-time, three-dimensional orientation of the anatomy and the location of the recording and ablation catheters. As the number of EP procedures increase, a variety of diagnostic, therapeutic and highly specialized ablation catheters are widely available and continue to be developed. In addition, remote robotic and magnetic navigation systems have been developed to address limitations of dexterity in controlling the catheter tip, especially during complex arrhythmia ablation procedures. We believe that, considering the improvements being made with respect to other equipment used in the EP lab and the continual increase of ablation procedures, the EP recorders currently available on the market are not sufficiently advanced with respect to the quality of their recordings to deliver adequate results. We believe that the PURE EP™ System will be able to deliver superior quality of recordings that will allow it to successfully integrate with the other advanced equipment found in the EP lab.

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

We intend to continue additional research studies with our technology at Mayo Clinic, Texas Cardiac Arrhythmia Institute and Cleveland Clinic. On November 20, 2019, we entered into licensing agreements with Mayo Clinic to establish a new product pipeline to complement the PURE EP System and develop solutions for novel ways to treat autonomic nervous system disease. The research and development pipeline contemplated pursuant to these agreements includes hardware, software, and algorithmic solutions to be integrated into the PURE EP platform technology. We entered into a research agreement with Cleveland Clinic Foundation to investigate expanded clinical applications for the intracardiac signals acquired by PURE EP™ System. Under the terms of the research agreement, Cleveland Clinic will conduct physician initiated scientific research investigating PURE EP™’s potential to address common limitations of signal processing and signal use expansion during but not limited to electrophysiology ablation procedures. Results from this research could elucidate new clinical workflow methods impacting the ablation process for numerous arrhythmia types.

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

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2023, and 2022 were $5,092,376 and $5,821,460, respectively.

ViralClear Business Overview

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of the PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear in connection with its prior objective to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We had ceased the development of merimepodib in late 2020 and realigned ViralClear with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology with an initial emphasis on developing a novel nerve recording system. As of April 16, 2024, the Company retains 69.08% ownership of ViralClear. Currently, ViralClear’s business objectives are being evaluated considering both the pharmaceutical and medical device. The following overview describes the initial focus of the company which is on hold due to lack of resources.

ViralClear is an early stage medical device company that had been developing N-SENSE™, a novel sensing technology platform for high-speed electroneurogram (ENG) recordings. The specifications for this new product were based on the core competencies of the PURE EP™ signal processing technology, such as broad dynamic range of recorded signals and low signal-to-noise ratio and adapted to address disorders of the autonomic nervous systems through recordings and analysis of action potentials, the impulses along the membrane of a muscle cell or a nerve cell. These impulses are considered to carry valuable clinical information but may be difficult to detect through conventional recording platforms.

ViralClear aimed to address what we believe to be the two main challenges of bioelectronic medicine devices: achieving accurate and targeted stimulation of specific nerves in a nerve bundle and implementing an effective feedback loop that can self-adjust for the optimal amount and timing of stimulation. We believe that advancements in overcoming these challenges will improve the safety and efficacy of current treatments and contribute to the developments of new therapy lines.

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

We had partnered with Plexus to design, develop, and manufacture N-SENSE™, a novel sensing and stimulation platform technology.

Our product pipeline would focus on improving therapies through clearer ENG recordings – methods used to visualize directly recorded electrical activities of neurons in the central nervous system (brain, spinal cord) and/or the peripheral nervous system (nerves, ganglions). ENGs are usually obtained by placing an electrode directly in the neural tissue. ENGs consist of small, high frequency, low amplitude signals, which have been proven hard to detect with conventional signal recording systems.

Our business strategy was to utilize our core signal processing technology to develop superior ENG recording and processing systems and includes the following:

● Develop N-SENSE™, a novel nerve sensing and stimulation platform technology to be used in product candidates which qualify for a nerve mapping and stimulation treatments including, but not limited to, renal denervation, deep brain stimulation and vagus nerve stimulation.

● Pursue licensing opportunities and partnerships to leverage our expertise in high-fidelity signal processing for feedback loop systems for development of products for commercial success.

We believe that the following clinical areas may benefit the most through the advancements in achieving accurate and targeted stimulation and implementation of an effective self-adjusting feedback loop:

● Renal denervation (“RDN”): RDN has been shown to reduce blood pressure and can be an effective treatment for resistant hypertension sufferers who have failed drug therapy. The technique has proven to be effective, but clinical endpoints are still suboptimal. RDN device market is expected to reach $7B by 2027 (CAGR 23.7%).1

○	Potential Application: A device that can measure sympathetic nerve activity will inform the need and potential benefit for performing a procedure. Additionally, a device that can stimulate and elicit a sympathetic response, such as blood pressure, will aid in the assessment of nerve denervation success, and help determine if additional ablation is necessary. Therefore, a device that can perform stimulation on a number of channels, and record nerve activity is needed.

● Deep Brain Stimulation (“DBS”): DBS is a treatment that involves implanting electrodes (leads) within certain areas of the brain to deliver electrical pulses, which has demonstrated improvements in the treatment of movement disorders, such as the Parkinson’s disease, tremors and dystonia.

○	Potential Application: a new high-speed board-based platform for improved accuracy in lead implantation. Precise positioning of the electrodes during the surgical procedure is important in the success of lead implantation, and highly accurate signal readers can aid in the prediction of the activation of axons surrounding the implanted lead.

1Source: iHealthcareAnalyst, Inc. Feb. 2020

○	We believe that DBS may also be applicable to a substantial number of neurological and psychiatric disorders correlated with dysfunctional circuitry; comparable to a heart pacemaker that uses electric pulses to ultimately regulate brain activity.

○	Other applications under our investigation include chronic pain management, ADHD, eating disorders, Alzheimer’s, addiction, epilepsy. Alzheimer’s as an application for DBS is currently undergoing clinical trials at several national and international institutions that target the hippocampal outflow pathways by increasing ACh availability, influencing the limbic system, and improving lead placements.

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

The VNS patent domain is currently dominated by U.S. companies such as Medtronic, LivaNova, and Boston Scientific. Medtronic holds certain patents in closed-loop DBS technology, Medtronic currently markets IPGs such as RestoreSensor SureScan MRI, which is indicted for spinal cord stimulation as an aid in the management of chronic, intractable pain of the trunk and/or limbs and which automatically adjusts stimulation based on the patient’s needs and preferences in different body positions, and Activa PC, which is a deep brain stimulator, for investigational loop.

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

On March 5, 2021, we announced that the U.S. Patent Office had allowed a utility patent which has been exclusively licensed from the Mayo Foundation for Medical Education and Research. The patent application number 16/805,017 entitled, “Systems and Methods for Electroporation” was filed on February 28, 2020. The patent describes and claims methods and materials for improving the treatment of hypertension via electroporation of nerves in the renal area. Electroporation is an emerging technique that has demonstrated efficacy in treatments for several critical conditions and is currently being evaluated for the treatments of autonomic nervous disorders, including hyper- and hypotension / syncope.

BioSig AI Sciences Overview

BioSig AI Sciences, Inc.

On July 2, 2020, the Company formed NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 to fund initial operations. At April 16, 2024, the Company had a majority interest in BioSig AI of 84.5%.

BioSig AI is a medical technology company that was developing AI solutions for the hospital marketplace utilizing structured, semi-structured, and unstructured data. BioSig AI’s business operations have currently been placed on hold due to lack of resources. The Company’s former established technology team with external partners and collaborators were joined to advance the research and development of an artificial intelligence (“AI”) medical device platform.

On July 20, 2023, BioSig AI was included in Nvidia’s Inception partnership program which aimed to provide our team access to engineering and technology support. In less than a month after closing the initial funding, the team had identified opportunities to bring a proprietary AI platform to market. In addition, BioSig AI had signed a collaboration agreement with a global technology organization who started to build important data infrastructure to enable scaling of the platform in high-volume, data intensive hospital centers. This collaboration effort was discontinued, however, is currently being re-evaluated with the new team forming since March 2024.

According to Data Bridge Market Research, the market for AI in healthcare, estimated at $9.6 billion in 2022, is expected to reach $272.9 billion by 2030, at a CAGR of 51.9% during the forecast period.1

1 Data Bridge Market Research. Global Artificial Intelligence in Healthcare Market – Industry Trends and Forecast to 2030. January 2023.

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

Our owned patent portfolio now includes 36 (issued/allowed) issued utility patents (24 utility patents where BioSig is at least one of the applicants). Twenty five additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (25 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

BioSig and ViralClear signed three patent and know-how license agreements with Mayo Foundation for Medical Education and Research in November 2019. Under the terms of such agreements, BioSig exclusively licensed additional patents and applications of the Mayo Clinic related to novel ways for ablation therapy and to treat autonomic nervous system disease including hardware, software and algorithmic solutions to be integrated into the PURE EP platform technology. BioSig intends to take the licensed intellectual properties and products, which have been developed by Mayo Clinic over the last decade, through FDA approval, manufacturing, and commercialization. The development program is run under the leadership of Dr. Asirvatham. On March 5, 2021, we announced that the U.S. Patent Office had allowed a utility patent that ViralClear has exclusively licensed from the Mayo Foundation for Medical Education and Research. The patent application number 16/805,017 entitled, “Systems and Methods for Electroporation” was filed on February 28, 2020. The patent describes and claims methods and materials for improving the treatment of hypertension via electroporation of nerves in the renal area. Electroporation is an emerging technique that has demonstrated efficacy in treatments for several critical conditions and is currently being evaluated for the treatments of autonomic nervous disorders, including hyper- and hypotension / syncope.

Trademarks

Our trademark for “BIOSIG TECHNOLOGIES” was registered on April 25, 2017.

Our trademark for “PURE EP” was registered on January 26, 2016.

Our trademark for the standard mark, “BIOSIG” was registered March 19, 2019.

Our trademark for “SEE MORE, CLEARLY” was registered on April 4, 2023.

Our trademark for “WCT+” was registered on February 20, 2024.

On November 5, 2018, we filed a standard mark trademark application for “NEUROCLEAR” and on January 29, 2019, NeuroClear filed a stylized/design trademark application for the NeuroClear logo; extensions for statements of use have been filed.

Our trademark for “ALLIANCE FOR ADVANCING BIOELECTRONIC MEDICINE” was registered on October 24, 2024.

In July 2021, we received EU certificates of registration for the following trademarks: “ACCUVIZ”, “WCT+”, and “COMBIO”.

In July 2021, we received UK certificates of registration for the following trademarks: “SMARTFINDER”, “ACCUVIZ”, “WCT+”, and “COMBIO”.

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

Employees

As of April 15, 2024, we had 4 full-time employees. Additionally, we use consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

Corporate and Other Information

We were incorporated in Nevada in February 2009 and in April 2011 we merged with our wholly owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. Our principal executive offices are located at 55 Greens Farms Road 1st Floor Westport, Connecticut 06880 and our telephone number is (203) 409-5444. Our website address is www.biosig.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. We make available on our website at www.biosig.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

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

●	There is substantial doubt about our ability to continue as a going concern.

●	Because we are an early commercialization stage company with one product in commercialization process, we expect to incur substantial additional operating losses.

●	Our PURE EP System and other product candidates are in continued development and may not be successfully developed or commercialized.

●	We expect to derive our revenue from sales of our PURE EP System and other products we may develop. If we fail to generate revenue from these sources, our results of operations and the value of our business will be materially and adversely affected.

●	We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

●	We may be unable to develop our existing or future technology.

●	We may experience delays in any phase of the preclinical or clinical development of a product, including during its research and development.

●	We have completed one clinical trial of our product. The results of additional clinical studies may not support the usefulness of our technology.

●	The medical device industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.

●	We, and our third-party manufacturer(s), are, and will be, subject to extensive regulation by the FDA.

●	The market for our technology and revenue generation avenues for our products may be slow to develop, if at all.

●	Our estimate of the size of our addressable market may prove to be inaccurate.

●	The EP market is highly competitive.

●	If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

●	Our strategic business plan may not produce the intended growth in revenue and operating income.

●	We currently have limited sales, marketing or distribution operations and will need to expand our expertise in these areas.

●	Our product development program depends upon third-party researchers, including Mayo, who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials.

●	We may face risks associated with future litigation and claims.

●	The Company has concluded that there is a material weakness in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of the Company’s financial reporting depends on the effectiveness of its internal controls over financial reporting.

●	If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

●	If we infringe upon the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

●	We depend on our collaboration with Mayo Clinic for the research and development of additional advanced features of PURE EP™ System. If this collaboration is not successful, we may not be able to realize the market potential of such features and may not have rights to use any such developed advanced features.

●	If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business.

●	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

●	The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

●	Although our shares of common stock are now listed on The Nasdaq Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

●	Future sales of our common stock in the public market or other financings could cause our stock price to fall.

●	If we sell additional equity or debt securities to fund our operations, it may impose restrictions on our business.

Risks Related to Our Business and Industry

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of and for the year ended December 31, 2023, we had a net loss of $28.7 million and net cash used in operating activities of $17.3 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about our ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

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

As of December 31, 2023, our cash and cash equivalents were approximately $0.2 million. Based on our currently expected level of operating expenditures, we do not expect that our existing cash and cash equivalents will be sufficient to fund our operations in the near future. Our revenue is generated from sales of our PURE EP System, for which we made first commercial sale in February 2021, and other products we may develop. Future sales of these products, if any, will be subject to, among other things, commercial and market uncertainties that may be outside our control. If we fail to generate our intended revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

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

In connection with the audit of its December 31, 2023 financial statements, the Company’s management identified inadequate identification, recording and reporting of stock based compensation due under consulting or other third-party contracts entered into by the Company, but not yet ratified by the Company’s Board of Directors which resulted in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting. Other material weaknesses along with stock based compensation identified were the lack of segregation of duties and ineffective review processes over period end financial disclosure and reporting.

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

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. Our owned patent portfolio now includes 36 (issued/allowed) issued utility patents (24 utility patents where BioSig is at least one of the applicants). Twenty five additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (25 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

The stock market in general, and Nasdaq in particular, as well as biotechnology companies, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of small companies. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, such as:

●	announcements of technological innovations, new products or product enhancements by us or others;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in our business, operations or prospects;

●	announcements of significant strategic partnerships, out-licensing, in-licensing, joint ventures, acquisitions or capital commitments by us or our competitors;

●	conditions or trends in the biotechnology industry;

●	changes in the economic performance or market valuations of other biotechnology companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to our performance or financial condition;

●	purchase or sale of our common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of our common stock;

●	changes in our capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of our common stock by stockholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	changes in earnings estimates or recommendations by security analysts, if our common stock is covered by analysts;

●	the addition or departure of key personnel;

●	disputes and litigation related to intellectual property rights, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

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

Our common stock is listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as minimum bid price, shareholders’ equity, public float and other requirements, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On March 5, 2024, we received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company has not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market, and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the Staff’s delisting determination.

On March 12, 2024, we received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers (see below).

The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met.

The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from The Nasdaq Stock Market, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

We intend have appealed the foregoing determinations. The requested hearing before the Hearings Panel will be held on May 7, 2024.

On April 15, 2024, the closing price of our Common Shares reported on the Nasdaq Capital Market was $1.10. We may need to seek to effect a reverse stock split of our common stock in order to attempt to comply with the Nasdaq minimum bid price requirements, which could occur in the near term, but requires stockholder approval, of which there can be no assurance. We may be unable to complete a reverse stock split, and even if we do, we may still be unable to meet the minimum bid price requirement, and we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock.

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

As of April 15, 2024, we have outstanding options to purchase 543,479 shares of common stock, 763,333 restricted stock units and have reserved 259,968 shares of our common stock for further issuances pursuant to our 2023 Long-Term Incentive Plan. In addition, as of April 15, 2024, we may be required to issue 267,508 shares of our common stock for issuance upon conversion of outstanding convertible Series C preferred stock which includes accrued dividends as of April 15, 2024, and 2,878,734 shares of our common stock for issuance upon exercise of outstanding warrants. Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of April 15, 2024, two of our stockholders beneficially owned over 19.78% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

As of April 16, 2024, we were in compliance with all covenants of the Series C Preferred Stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C – CYBERSECURITY

To respond to the threat of security breaches and cyberattacks, we have developed a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats to all information and systems owned by us. We maintain certain risk management processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impacts to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our information systems and the information residing therein.

Cybersecurity is reviewed as part of our overall enterprise risk management program, led by our Chief Administrative Officer, which assesses our significant enterprise risks, provides a summary of those risks and primary mitigations, identifies control improvement projects for our significant risks, and regularly reports on the progress of control improvement projects for those risks to our Board of Directors. Cybersecurity risks are reviewed by the Board of Directors, at least annually, as part of the Company’s corporate risk mapping exercise.

The Company’s processes are designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to services that identify cybersecurity threats, analyzing reports of threats, conducting scans of the threat environment, evaluating threats reported to us and conducting vulnerability assessments to identify vulnerabilities.

We rely on a multidisciplinary team (including from management and third-party service providers) to assess how identified cybersecurity threats could impact our business. These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats. Management also conducts periodic and on-demand assessments of our cybersecurity risks.

Our Chief Administrative Officer is responsible for developing and implementing the cybersecurity risk management program and reporting on cybersecurity matters to the Board. Additionally, members of the third-party service providers have cybersecurity experience and/or certifications. We view cybersecurity as a shared responsibility across our management team and periodically perform simulations and incorporate external resources and advisors as needed. All employees are required to complete cybersecurity training at least annually and have access to more frequent cybersecurity training through online events.

The Chief Administrative Officer is responsible for continuously monitoring and assessing the Company’s cybersecurity risk management program, informing senior management regarding the prevention, detection and mitigation and remediation of cybersecurity incidents and supervising such efforts.

To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, SaaS platforms, cloud-based infrastructure, encryption and other functions. We have certain vendor management processes designed to help to manage cybersecurity risks associated with our use of these providers. Depending on the nature of the services provided, and the sensitivity and quantity of information processed, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting periodic re-assessments during their engagement.

We have not experienced any material cybersecurity incidents in the past, and we believe no cybersecurity events have occurred that have materially affected the Company or its business strategy, results of operations or financial condition. We continue to invest in the cybersecurity of our infrastructure and the enhancement of our internal controls and processes, which are designed to help protect our systems and data, and the information they contain. We carry insurance in amounts that we believe are reasonable for our business that provides protection against potential losses arising from a cybersecurity incident. However, there is no assurance that our insurance coverage will cover or be sufficient to cover all losses or claims that may arise from a cybersecurity incident.

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

We believe we do not believe we need to expand our current facilities to meet our future needs.

ITEM 3 – LEGAL PROCEEDINGS

On December 4, 2023, the Company received a threat of litigation for the termination of employment with the Company alleging the termination of employment was in retaliation for bringing to the attention of the Company’s board of directors and executives a series of wrongful and questionable practices by members of the Company’s board of directors, Chief Executive Officer and Chief Financial Officer. The claimant sought compensation of in the amount of $775,782. After an investigation conducted by the Board and guidance of legal counsel, it was concluded that the claim was without merit.

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from unlawful actions taken by the Company’s board of directors. The claimant contends that he and others have sustained losses totaling $1,440,000. On March 22, 2024, the claimant sent another letter to the Company referencing the previous letter and requesting several documents. The Company believes that these claims are without merit.

On March 22, 2024, plaintiff, Michael Gray Fleming (the “Plaintiff”), filed a lawsuit in Hennepin County, Minnesota District Court naming the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contends that the Company failed to meet its obligations in issuing the Plaintiff stock certificates at the end of the restricted period under the terms of a restricted stock award agreement, and is seeking $144,000 in damages and compensation for damages reasonably believed to exceed $50,000. The Company’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the outcome of the litigation within the probate or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

We may be subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On October 29, 2014, our common stock commenced trading on OTCQB under the symbol “BSGM” and on September 21, 2018 we commenced trading on the Nasdaq Capital Market exchange under the same ticker symbol. Prior to October 29, 2014, there was no established trading price for our common stock. The last reported sales price of our common stock on the Nasdaq Capital Market on April 15, 2024, was $1.10 per share.

Holders of Record

As of April 15, 2024, there were approximately 392 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because the “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

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

Overview

Business Overview

BioSig Technologies is a medical device company with an advanced digital signal processing technology platform to deliver insights to the treatment of cardiovascular arrhythmias. Through collaboration with physicians, experts, and healthcare leaders across the field of electrophysiology (EP), we are committed to addressing healthcare’s biggest priorities — saving time, saving costs, and saving lives.

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

Our owned patent portfolio now includes 36 (issued/allowed) issued utility patents (24 utility patents where BioSig is at least one of the applicants). Twenty five additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (25 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

Recent Developments

PURE EP™ Software Version 7 in late 2023 was launched by the Company’s commercial and operations team and represents the most advanced iteration of the Company’s digital signal processing technology. Despite having a field team of 15 persons, PURE EP sales, leasing and/or subscriptions to the software were mostly limited to our research partners at Mayo Clinic, Texas Cardiac Arrhythmia Institute, Cleveland Clinic, and Kansas City Heart Rhythm Institute.

Given the very challenging hospital market post-COVID where capital budgets and purchasing has been restricted due to budget shortfalls, the Company began to seek partners already in the EP field that have an established field force to increase the penetration of PURE EP into the hospital systems. This approach would also increase the efficiency in the lab given that established companies already have clinical support within the lab during the procedure and we feel that adding PURE EP would drive the partner’s sales at no additional support cost.

Reverse stock split

On December 18, 2023, the Company held its 2023 annual meeting of stockholders, at which meeting the Company’s stockholders approved an amendment (the “Reverse Stock Split Amendment”) to the Company’s Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to effect a reverse stock split of all of the issued and outstanding shares of the Company’s common stock, at a ratio in the range of 1-for-2 to 1-for-10, with the exact exchange ratio and timing to be determined by the Company’s board of directors in its discretion and included in a public announcement (the “Reverse Stock Split”). Following the annual meeting, the Board determined to effect the Reverse Stock Split at a ratio of 1-for-10 and approved the corresponding final form of the Reverse Stock Split Amendment. On January 31, 2024, the Company filed the Reverse Stock Split Amendment with the Secretary of State of the State of Delaware to effect the Reverse Stock Split, effective as of 4:05 p.m. (New York time) on February 1, 2024.

As a result of the Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock was automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares will be issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split will be rounded up to the next whole number. The Reverse Stock Split will reduce the number of shares of Common Stock outstanding from 93,344,435 shares to approximately 9,378,513 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of Common Stock under the Certificate of Incorporation will not change as a result of the Reverse Stock Split.

Proportionate adjustments was made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding stock options, restricted stock units, and warrants granted by the Company, the per share conversion price and the number of shares of common stock that may be issued upon conversion of outstanding shares of convertible preferred stock issued by the Company and the number of shares of Common Stock reserved for future issuance under the Company’s 2023 Long-Term Incentive Plan.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market on February 2, 2024. The trading symbol for the Common Stock will remain “BSGM.” The new CUSIP number for the Common Stock following the Reverse Stock Split is 09073N300.

Notices of Delisting

On March 5, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company has not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market, and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the Staff’s delisting determination.

On March 12, 2024, the Company received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers (see below).

The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met.

The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from The Nasdaq Stock Market, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

The Company intends also to appeal the foregoing determinations. The requested hearing before the Hearings Panel will be held on May 7, 2024.

Delisting from Nasdaq Stock Market could negatively impact the Company’s ability to raise additional financing to fund future operations.

Lack of funding, workforce reductions, resignations of members of the Company’s board of directors and certain officers

On January 28, 2024 and February 20, 2024, management of the Company commenced a workforce reduction intended to reduce significantly the annual cash burn which was completed as of February 20, 2024. The workforce reduction consisted of the departure of sixteen employees, effective as of January 31, 2024 and included the departure of John Sieckhaus, the Company’s Chief Operating Officer, and Gray Fleming, the Company’s Chief Commercial Officer and twenty six employees effective February 20, 2024. The effect of the workforce reductions had significantly reduce operations in the short-term.

On February 15, 2024, Steve Buhaly resigned from his position as the Chief Financial Officer of the Company effective as of the same date.

On February 19, 2024, David Weild IV, Donald E. Foley, Patrick J. Gallagher and James J. Barry, resigned from their positions as directors of the Company, effective as of the same date.

On February 20, 2024, James L. Klein and Frederick D. Hrkac resigned from their positions as directors of the Company, effective as of the same date.

On February 20, 2024 due to lack of funding, the company had laid off the entire workforce except for the CEO.

On February 27, 2024, the company re-appointed Frederick D. Hrkac as a director and the president and principal executive officer. Additionally, on February 27, 2024, Kenneth L. Londoner resigned from his positions as director, executive chairman and chief executive officer of the Company and from any and all committees, offices, appointments, designations, responsibilities or other capacities related to the Company or any of its subsidiaries, effective as of the same date.

Currently, the Company has 4 employees and 4 key consultants. Dependent upon funding, Mr. Hrkac would plan on hiring a team of 4-6 persons to execute the business development strategy of finding partners for the commercialization of PURE EP, develop new products in the field of Pulse Field Ablation and to continue to integrate PURE EP into today’s lab equipment.

Pending Legal Proceedings

On December 4, 2023, the Company received a threat of litigation for the termination of employment with the Company alleging the termination of employment was in retaliation for bringing to the attention of the Company’s board of directors and executives a series of wrongful and questionable practices by members of the Company’s board of directors, Chief Executive Officer and Chief Financial Officer. The claimant sought compensation of in the amount of $775,782. After an investigation conducted by the Board and guidance of legal counsel, it was concluded that the claim was without merit.

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from unlawful actions taken by the Company’s board of directors. The claimant contends that he and others have sustained losses totaling $1,440,000. On March 22, 2024, the claimant sent another letter to the Company referencing the previous letter and requesting several documents. The Company believes that these claims are without merit.

On March 22, 2024, plaintiff, Michael Gray Fleming (the “Plaintiff”), filed a lawsuit in Hennepin County, Minnesota District Court naming the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contends that the Company failed to meet its obligations in issuing the Plaintiff stock certificates at the end of the restricted period under the terms of a restricted stock award agreement, and is seeking $144,000 in damages and compensation for damages reasonably believed to exceed $50,000. The Company’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the outcome of the litigation within the probate or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

Recent Equity transaction

On January 12, 2024, the Company entered into a securities purchase agreement with certain accredited and institutional investors, pursuant to which the Company sold to the investors an aggregate of 260,720 shares of the Company’s common stock and warrants to purchase up to 130,363 shares of common stock, at a purchase price of $3.989 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $3.364 per share, will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were $1,040,000.

Issuance of debt

On March 7, 2024, the Company issued a promissory note to an investor and related party (10% plus shareholder) for $500,000. The Company designated its 12% note due 2026, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The note is due March 7, 2026. The Company promises to pay interest in cash on the unpaid principal amount of this note at a rate per annum equal to twelve percent (12%), commencing to accrue on the date hereof and payable on the maturity date or earlier prepayment as provided therein. The Note contains customary events of default.

The Company may prepay all or any portion of the principal amount of the Note at any time or from time to time without penalty.

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

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our financial statements. We evaluate these estimates and judgments on an ongoing basis. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Among the significant judgments made by management in the preparation of our financial statements are the following:

Stock Based Compensation

We estimate the fair value of options and stock warrants granted using the Black Scholes Merton model. We estimate when and if performance-based awards will be earned. If an award is not considered probable of being earned, no amount of equity-based compensation expense is recognized. If the award is deemed probable of being earned, related equity-based compensation expense is recorded. The fair value of an award ultimately expected to vest is recognized as an expense, net of forfeitures, over the requisite service periods in our statements of operations, which is generally the vesting period of the award.

The Black Scholes Merton model requires the input of certain subjective assumptions and the application of judgment in determining the fair value of the awards. The most significant assumptions and judgments include the expected volatility, risk-free interest rate, the expected dividend yield, and the expected term of the awards. In addition, the recognition of equity-based compensation expense is impacted by our forfeitures, which are accounted for as they occur.

The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future. The assumptions used in our option pricing model represent management’s best estimates. If factors change and different assumptions are used, our equity-based compensation expense could be materially different in the future.

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

Results of Operations (000’s)

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as financing needs, the progress of our research and development efforts and the timing and outcome of regulatory submissions. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Twelve Months Ended December 31, 2023, Compared to Twelve Months Ended December 31, 2022

Revenues and Cost of Goods Sold. Revenue for the year ended December 31, 2023, totaled $18 comprised recognized service revenue as compared to $286 comprised of product sales of $254 and recognized service revenue of $32 for the year ended December 31, 2022.

We derive our revenue primarily from the sale or lease of our medical device, PURE EP™ system, as well as related support and maintenance services and software upgrades in connection with the system.

Cost of sales for the year ended December 31, 2023, was Nil as compared to $57 for the year ended December 31, 2022 comprised of cost of products sold.

Gross profit from the year ended December 31, 2023, was $18 or 100.0% as compared to $229 or 80.0% for the year ended December 31, 2022. In 2023, our revenue was comprised of service revenue only.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2023, were $5,092, a decrease of $729 or 12.5%, from $5,821 for the twelve months ended December 31, 2022. This decrease is primarily due to decrease in the BioSig segment research and development in 2023 as compared to 2022.

Research and development expenses were comprised of the following:

	2023	2022
Salaries and equity compensation	$3,885	$3,770
Consulting expenses	311	428
Research, clinical studies, and design work	373	935
Regulatory	75	54
Data/AI development	117	36
Product development and formulation	99	-
Travel, supplies, other	232	598
Total	$5,092	$5,821

Stock-based compensation for research and development personnel was $1,224 and $951 for the twelve months ended December 31, 2023, and 2022, respectively.

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2023, were $23,077, an increase of $1,697, or 7.9%, from $21,380 incurred in the twelve months ended December 31, 2022. This increase is primarily due to increases in equity-based and other compensation, professional services, consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) increased to $14,144 in the twelve months ended December 31, 2023, from $12,001 for the twelve months ended December 31, 2022, an increase of $2,143, or 17.9%. This increase is due to the value of the stock-based compensation increasing to $6,754 in 2023, as a result of the vesting of stock and stock options issued to board members, officers, and employees, as compared to $3,582 stock-based compensation in 2022.

Professional services for the twelve months ended December 31, 2023, totaled $953, a decrease of $221, or 18.8%, over the $1,174 recognized for the twelve months ended December 31, 2022. Of professional services, legal fees totaled $734 for the twelve months ended December 31, 2023, a decrease of $48, or 6.1%, from $782 incurred for the twelve months ended December 31, 2022. The decrease in legal fees in 2023 is due to reduction in legal work in asset acquisitions, financing and in developing and registering patents. Accounting fees incurred in the twelve months ended December 31, 2023, amounted to $217, a decrease of $8 or 3.6%, from $225 incurred for the same period in 2022.

Consulting fees and marketing totaled $3,067 for the twelve months ended December 31, 2023, a decrease of $888 or 22.5%, from $3,955 for the twelve months ended December 31, 2022. The decrease primarily relates to reductions in fund raising and investor relations to support our efforts in market research and potential investor identification and key consultants in connection with our commercialization efforts, net increases in marketing activities.

Travel, meals and entertainment costs for the twelve months ended December 31, 2023, were $710, a decrease of $400, or 36.0%, from $1,110 incurred during the twelve months ended December 31, 2022. The decrease in 2022 was due to reductions in travel in both corporate and commercialization as compared to 2022.

Rent for the twelve months ended December 31, 2023, totaled $378, a decrease of $48, or 11.3%, from $426 incurred during the same period in 2022. In 2022, we incurred a rent reduction with our lease extension in our Los Angeles facility and closed our Minnesota office reflecting the savings in 2023.

Depreciation and Amortization Expense. Depreciation and amortization expense for the twelve months ended 2023 totaled $361 as compared to $293 incurred during the same period in 2022. The increase is due primarily to additional manufacturing and testing equipment purchased in 2022.

Interest Income. Interest income for the twelve months ended December 31, 2023, totaled $9 as compared to $3 earned during the twelve months ended December 31, 2022. The increase in 2023 was due interest received under our lease agreements in 2022.

Other Income (expense). Other income (expense) for the twelve months ended December 31, 2023, totaled $(187) as compared to nil in 2022. The net expense was comprised of dispute settlement of $240, net of gain on accounts payable of $38 and other income of $15.

Preferred Stock Dividend. Preferred stock dividend for the twelve months ended December 31, 2023 and 2022, totaling $9 Preferred stock dividends are related to the issuance of our Series C Preferred Stock from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $0.63 to $0.25 in 2022, therefore we recorded a noncash deemed preferred stock dividend of $210 during the year ended December 31, 2022.

Noncontrolling Interest. In 2023, BioSig AI Sciences sold shares of its common stock to fund initial and ongoing operations. As of December 31, 2023, we had a majority interest in BioSig AI Sciences of 84.5%

In 2019 and 2020, ViralClear sold shares of its common stock to fund its initial and ongoing operations. As of December 31, 2022 and 2023, we had a majority interest in ViralClear of 69.08%.

The proportionate income (loss) attributed to noncontrolling interests for the twelve months ended December 31, 2023, was $351 as compared to $(210) for 2022.

Net Loss Available to BioSig Technologies, Inc. Net loss available to common stockholders for the twelve months ended December 31, 2023, was $29,050 compared to a net loss of $27,271 for the twelve months ended December 31, 2022, an increase of $1,779 or 6.5%. The primary reasons for the increase, as described above, are the increases in general and administrative expenses from 2023 to 2022.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022, are detailed in Note 13 of the accompanying consolidated financial statements.

Liquidity and Capital Resources

We had an accumulated deficit as of December 31, 2023, of approximately $245 million, as well as a net loss of approximately $29 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP System) reach commercial profitability.

We have incurred net losses and negative cash flows from operations since inception and our expectation is that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Although we have commercial products available for sale, we have not generated significant revenues to date, and there is no assurance that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any additional products will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. Additionally, with our reduction in staff, our planned commercialization may be further delayed.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2023, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur additional marketing and commercialization expenses related to our PURE EP system in addition to additional research and development costs relating to the PURE EP and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

Equity Financing

In 2023, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the investors an aggregate of 1,613,906 shares of common stock at an average purchase price of $8.7571 per share, and warrants to purchase up to an aggregate of 806,981 shares of common stock at an average exercise price of $8.1324 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $13,140,441, net of transactional expenses of $727,333.44 (the “2023 PIPEs”).

Pursuant to certain engagement agreements, dated October 11, 2022, February 24, 2023 and July 26, 2023, we had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), we issued to Laidlaw in connection with the 2023 PIPEs, warrants to purchase an aggregate of 77,405 shares of common stock at an average exercise price of $7.85 per share. The Laidlaw warrants become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

On November 8, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold in a registered direct offering (the “Offering”), (i) 699,693 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 699,693 shares of Common Stock, and (iii) Series B Warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Series Warrants”) to purchase up to 699,693 shares of Common Stock, at a purchase price of $3.573 per Share and associated Series Warrants. The Series Warrants have an exercise price of $3.573 per share and will become exercisable on the effective date of stockholder approval for the issuance of the shares upon exercise of the Series Warrants (or, if permitted by the applicable rules and regulations of the Nasdaq Stock Market, upon payment by the holder of $1.25 per share in addition to the applicable exercise price). The Series A Warrants will expire five years from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as the Company’s exclusive placement agent in the Offering. In connection with the Offering, the Company paid the Placement Agent a cash fee equal to seven percent (7.0%) of the aggregate gross proceeds raised in the Offering and a management fee equal to one percent (1.0%) of the aggregate gross proceeds raised in the Offering. The Company had also paid the Placement Agent $50,000 for non-accountable expenses and $15,950 for clearing fees. In addition, the Company issued the Placement Agent or its designees, warrants to purchase up to 48,979 shares of Common Stock (equal to 7.0% of the aggregate number of Shares sold in the Offering), which warrants have the same terms and conditions as the Series A Warrants, except that such warrants have an exercise price of $4.466 per share, which represents 125% of the offering price per Share and accompanying Series Warrants (the “Placement Agent Warrants”, and together with Series Warrants, the “Warrants”).

The Shares and the Warrants (and shares issuable upon exercise of the Warrants) were offered and sold by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-251859) (the “Shelf Registration Statement”), previously filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2020, and declared effective by the SEC on January 12, 2021, and the base prospectus included therein. A final prospectus supplement relating to the Offering, dated November 8, 2023, and the accompanying prospectus, has been filed with the SEC. The closing of the Offering occurred on November 13, 2023. The net proceeds to the Company from the Offering, after deducting fees and expenses, were approximately $2.2 million.

On January 12, 2024, we entered into a securities purchase agreement with certain accredited and institutional investors, pursuant to which we sold to the investors an aggregate of 260,720 shares of the Company’s common stock and warrants to purchase up to 130,363 shares of common stock, at a purchase price of $3.989 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $3.364 per share, will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were $1,040,000.

ATM Sales Agreements

On August 18, 2023, we entered into a Controlled Equity Offering℠ Sales Agreement (the “Cantor Sales Agreement”) with Cantor Fitzgerald & Co. to act as our sales agent or principal (“Cantor”), with respect to the issuance and sale of up to $30.0 million of our shares of common stock, from time to time in an at-the-market public offering.

We agreed to pay Cantor a commission of equal to 3.0% of the gross proceeds from the sale of the shares of common stock pursuant to the Cantor Sales Agreement.

From August 22, 2023 through September 6, 2023, we sold 21,881 shares of its common stock through the Cantor Sales Agreement for net deficit of $(899), after transactional costs of $120,430.

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

From September 21, 2023 through September 25, 2023, we sold 28,911 shares of its common stock through the Ascendiant Sales Agreement for $60,876, after transactional costs of $70,806.

We terminated the Ascendiant Sales Agreement with Ascendiant, effective as of November 6, 2023.

Issuance of debt

On March 7, 2024, we issued a promissory note to an investor and an affiliate (10% or more shareholder) for $500,000. We designated its 12% note due 2026, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The note is due March 7, 2026. We promise to pay interest in cash on the unpaid principal amount of this note at a rate per annum equal to twelve percent (12%), commencing to accrue on the date hereof and payable on the maturity date or earlier prepayment as provided therein. The Note contains customary events of default.

We may prepay all or any portion of the principal amount of the Note at any time or from time to time without penalty.

Twelve Months Ended December 31, 2023, Compared to Twelve Months Ended December 31, 2022

As of December 31, 2023, we had a working capital deficit of $(4,054), comprised of cash of $190, accounts receivable of $24, employee advance of $5, net investments in leases of $103 and prepaid expenses of $206, which was offset by $4,116 of accounts payable and accrued expenses, customer deposits of $16, accrued dividends on preferred stock issuances of $101 and short-term lease liabilities of $349. For the twelve months ended December 31, 2023, cash provided by financing activities totaled $17,332, comprised of proceeds from the sale of our common stock of $15,301, proceeds from At-the-market sale of our common stock of $60 and proceeds from sale of subsidiary stock of $1,971. In the comparable period in 2022, $8,283 was raised through the sale of our common stock, proceeds from At-the-market sale of our common stock of $2,070 and proceeds of $218 from the exercise of warrants. At December 31, 2023, we had cash of $190 compared to $357 at December 31, 2022. Our cash is held in bank deposit accounts. At December 31, 2023 and 2022, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2023, and 2022 was $17,313 and $21,705, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted reduction in cash operating expenditures in 2023 as compared with 2022.

Cash used in investing activities for the twelve months ended December 31, 2023, was $186, compared to $168 for the twelve months ended December 31, 2022. During the twelve months ended December 31, 2023, we purchased office furniture, manufacturing and testing equipment, computer equipment and leasehold improvements. For the twelve months ended December 31, 2022, we incurred $168 on purchases of office furniture, manufacturing equipment, computer equipment and leasehold improvements.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2023, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

In February 2020, the FASB issued ASU 2020-02, Financial Instruments-Credit Losses (Topic 326) and Leases (Topic 842) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842), which amended the effective date of the original pronouncement for smaller reporting companies. ASC 2016-13 and its amendments were effective for annual and interim periods beginning after December 15, 2022 for smaller reporting companies. The Company did not have a material impact on the Company’s financial position, results of operations or cash flows upon adoption of this new standard.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

There were other various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

Other Potential Risks

The Company takes some tax positions, including the reporting of stock-based compensation, that may not be accepted by the Internal Revenue Service upon an examination, and we may be subject to penalties for underreporting of recipient’s income.  The result of any such examination is uncertain, and any such penalties could be material to our financial position and results of operations given our current limited cash and revenues.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOSIG TECHNOLOGIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

BioSig Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BioSig Technologies, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Marcum LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey
April 16, 2024

BIOSIG TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$190	$357
Accounts receivable	24	9
Employee advance	5	-
Inventory, short term	-	336
Net investment in leases, short term	103	101
Prepaid expenses and vendor deposits	206	325
Total current assets	528	1,128

Property and equipment, net	509	665

Right-to-use assets, net	412	705

Other assets:
Inventory, long term	-	1,141
Net investment in leases, long term	17	120
Patents, net	288	307
Other assets	44	44

Total assets	$1,798	$4,110

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $30 and $120 to related parties as of December 31, 2023 and 2022, respectively	$4,116	$2,852
Customer deposits	16	-
Deferred revenue, short term	-	5
Dividends payable	101	91
Lease liability, short term	349	313
Total current liabilities	4,582	3,261

Lease liability, long term	103	452
Total long-term liabilities	103	452

Total liabilities	4,685	3,713

Commitments and contingencies (Note 12)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of December 31, 2023 and 2022	105	105

Equity (Deficit):
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of December 31, 2023 and 2022 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 9,040,043 and 5,505,068 issued and outstanding as of December 31, 2023 and 2022, respectively	9	5
Additional paid in capital	241,988	216,282
Accumulated deficit	(245,015)	(215,974)
Total stockholders’ equity (deficit) attributable to BioSig Technologies, Inc.	(3,018)	313
Non-controlling interest	26	(21)
Total equity (deficit)	(2,992)	292

Total liabilities and equity (deficit)	$1,798	$4,110

The accompanying notes are an integral part of these Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2023	2022
Revenue:
Product	$-	$254
Service	18	32
Total revenue	18	286

Cost of revenue	-	57

Gross profit	18	229

Operating expenses:
Research and development	5,092	5,821
General and administrative	23,077	21,380
Depreciation and amortization	361	293
Total operating expenses	28,530	27,494

Loss from operations	(28,512)	(27,265)

Other income (expense):
Interest income, net	9	3
Other income (expense), net:	(187)	-

Loss before income taxes	(28,690)	(27,262)

Income taxes (benefit)	-	-

Net loss	(28,690)	(27,262)

Non-controlling interest	(351)	210

Net loss attributable to BioSig Technologies, Inc.	(29,041)	(27,052)

Preferred stock dividend	(9)	(9)
Preferred stock deemed dividend	-	(210)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(29,050)	$(27,271)

Net loss per common share, basic and diluted	$(3.95)	$(6.33)

Weighted average number of common shares outstanding, basic and diluted	7,351,794	4,307,244

The accompanying notes are an integral part of these Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2021	3,600,701	$4	$201,159	$(188,922)	$219	$12,460
Common stock issued for services	193,000	*	2,109	-	-	2,109
Sale of common stock and warrants, net transactional costs of $528	1,265,795	1	8,282	-	-	8,283
Sale of common stock under At-the-market offering, net of transaction expenses of $96	308,491	*	2,070	-	-	2,070
Common stock issued upon exercise of warrants at $2.50 per share	87,300	*	218	-	-	218
Common stock issued in settlement of accounts payable	23,864	*	105	-	-	105
Change in fair value of modified options	-	-	15	-	-	15
Issuance of subsidiary stock in settlement of debt to parent	-	-	(292)		292	-
Stock based compensation	25,917	*	2,625	-	(322)	2,303
Accretion of deemed preferred stock dividend	-	-	210	-	-	210
Deemed preferred stock dividend	-	-	(210)	-	-	(210)
Preferred stock dividend	-	-	(9)	-	-	(9)
Net loss	-	-	-	(27,052)	(210)	(27,262)
Balance, December 31, 2022	5,505,068	5	216,282	(215,974)	(21)	292
Common stock for services	882,463	1	7,616	-	-	7,617
Sale of common stock and warrants, net transactional costs of $1,067	2,313,599	3	15,298	-	-	15,301
Sale of common stock under At-the-market offering, net of transactional expenses of $192	50,792	*	60	-	-	60
Common stock issued in settlement of accounts payable	8,800	*	105	-	-	105
Common stock issued for exercise of warrants cashlessly	4,360	*	*	-	-	-
Sale of subsidiary stock	-	-	1,675	-	296	1,971
Stock based compensation	274,961	*	961	-	(600)	361
Preferred stock dividend	-	-	(9)	-	-	(9)
Net loss	-	-	-	(29,041)	351	(28,690)
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)

See the accompanying notes to the Consolidated Financial Statements

*	Less than $1

BIOSIG TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(28,690)	$(27,262)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	361	293
Non-cash lease expense	293	373
Non-cash inventory write-down	1,976	-
Equity based compensation	7,978	4,412
Change in fair value of modified options	-	15
Changes in operating assets and liabilities:
Accounts receivable	(15)	(9)
Lease receivables	101	(220)
Employee advances	(5)	-
Inventory	(498)	284
Prepaid expenses and other	118	30
Deferred revenue	(5)	(32)
Customer deposits	16	-
Accounts payable and accrued expenses	1,370	776
Operating lease liabilities	(313)	(365)
Net cash used in operating activities	(17,313)	(21,705)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(186)	(168)
Net cash used in investing activity	(186)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants, net of issuance costs	15,301	8,283
Proceeds from sale of common stock under a At-the-market offering, net of issuance costs	60	2,070
Proceeds from sale of subsidiary stock to non-controlling interest, net of issuance costs	1,971
Proceeds from exercise of warrants	-	218
Net cash provided by financing activities	17,332	10,571

Net decrease in cash and cash equivalents	(167)	(11,302)

Cash, beginning of the period	357	11,659
Cash, end of the period	$190	$357

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$1	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of debt	$105	$105
Dividend payable on preferred stock charged to additional paid in capital	$9	$9
Series C convertible preferred stock deemed dividend	$-	$210
Record right-to-use assets and related lease liability	$-	$502

The accompanying notes are an integral part of these Consolidated Financial Statements

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of December 31, 2023 and 2022, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 to fund initial operations. At December 31, 2023, the Company had a majority interest in BioSig AI of 84.5% (see Notes 9 and 11).

On January 28, 2024 and February 20, 2024, management of the Company commenced a workforce reduction intended to reduce significantly the annual cash burn which was completed as of February 20, 2024. The workforce reduction consisted of the departure of sixteen employees, effective as of January 31, 2024 and included the departure of John Sieckhaus, the Company’s Chief Operating Officer, and Gray Fleming, the Company’s Chief Commercial Officer and twenty six employees effective February 20, 2024. The effect of the workforce reductions has significantly reduced operations in the short-term.

On March 5, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company has not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market, and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the Staff’s delisting determination.

On March 12, 2024, the Company received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers (see below).

The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met.

The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from The Nasdaq Stock Market, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

The Company intends also to appeal the foregoing determinations. The requested hearing before the Hearings Panel will be held on May 7, 2024.

Delisting from Nasdaq Stock Market could negatively impact the Company’s ability to raise additional financing to fund future operations.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2023, the Company had cash of $0.2 million and working capital deficit of $4.1 million. During the year ended December 31, 2023, the Company used net cash in operating activities of $17.3 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from sale of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

The Company’s plans include the continued commercialization of the PURE EP System and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. The Company’s strategic shift to potentially hiring a team of an additional 4-6 persons to execute a business development strategy of finding partners for the commercialization of PURE EP, develop new products in the field of Pulse Field Ablation and to continue to integrate PURE EP into today’s lab equipment will allow the Company to significantly reduce operating expenses.

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

Reverse Stock Split

On January 31, 2024, the Company filed a Reverse Stock Split Amendment with the Secretary of State of the State of Delaware, effective February 2, 2024. Pursuant to the Reverse Stock Split Amendment, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All authorized, issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these consolidated financial statements, on a retroactive basis, to reflect the reverse stock split for all periods presented. Authorized common and preferred stock was not adjusted because of the reverse stock split.

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

A reconciliation of contract liabilities with customers for the year ended December 31, 2023 and 2022, are presented below:

Year ended December 31, 2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at December 31, 2023 (000’s)
Service revenue	$5	$13	$(18)	$-

Year ended December 31, 2022:

	Balance at December 31, 2021 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at December 31, 2022 (000’s)
Product revenue	$-	$254	$(254)	$-
Service revenue	37	-	(32)	5
Total	$37	$254	$(286)	$5

The table below summarizes our deferred revenue as of December 31, 2023 and 2022:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Deferred revenue-current	$-	$5
Deferred revenue-noncurrent	-	-
Total deferred revenue	$-	$5

The Company had three customers which accounts for 48.1%, 29.7% and 22.2% of our revenue in the year ended December 31, 2023 and three customers which accounts for approximately 44.4%, 44.4% and 11.2% of our revenue in the year ended December 31, 2022.

The Company had three customers which accounts for approximately 62.3%, 19.6% and 18.0% of our outstanding accounts receivable at December 31, 2023 and at December 31, 2022, the Company had two customers representing 52.2% and 47.8% of the outstanding accounts receivable.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP Platform for the year ended December 31, 2023 and 2022.

Deferred Costs (Contract acquisition costs)

The Company capitalizes initial and renewal sales commissions in the period the commission is earned, which generally occurs when a customer contract is obtained, and amortize deferred commission costs on a straight-line basis over the expected period of benefit, which we have deemed to be the contract term. As a practical expedient, the Company expenses sales commissions as incurred when the amortization period of related deferred commission costs would have been one year or less.

Cost of Revenue

Cost of revenue consists primarily of the delivered cost of our medical device(s) sold or leased under a sales-type lease.

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at December 31, 2023 and 2022. The Company believes that its reserve is adequate, however results may differ in future periods. For the year ended December 31, 2023 and 2022, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2023 and 2022, deposits in excess of FDIC limits were nil and $0.05 million, respectively.

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

Inventory

The inventory is comprised of finished goods available for sale and are stated at the lower of cost or net realizable value using specific identification method for serial numbered inventory and first-in, first-out method for all other inventory for valuation. The inventory at December 31, 2023 and 2022 was comprised of the following:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Finished goods	$1,976	$1,477
Less: Inventory reserve	(1,976)	-
Finished goods, net	-	1,477
Finished goods-short term	-	336
Finished goods-long term	$-	$1,141

During the year ended December 31, 2023, the Company recorded an allowance for inventory for $1,976 due to age of underlying product.

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

Other Assets:

Other assets are comprised of the following:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Security deposits	43	43
Trademarks	1	1
Total other assets	$44	$44

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. The Company did not recognize and record any impairments of long-lived assets used in operations during the year ended December 31, 2023 and 2022.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $5.1 million and $5.8 million for the year ended December 31, 2023 and 2022, respectively.

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

The computation of basic and diluted loss per share as of December 31, 2023 and 2022 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2023	December 31, 2022
Series C convertible preferred stock	65,711	65,562
Options to purchase common stock	603,229	455,548
Warrants to purchase common stock	2,748,371	421,711
Restricted stock units to acquire common stock	163,250	23,958
Totals	3,580,561	966,779

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the years ended December 31, 2023 and 2022, the Company recorded amortization of $19,106 and $19,006 to current period operations, respectively.

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

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 84.48%; and the non-controlling stockholders’ interest is 30.92% and 15.52%, respectively as of December 31, 2023 and December 31, 2022. This is reflected in the consolidated statements of changes in equity.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023 and 2022 is summarized as follows:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Computer equipment	$531	$397
Furniture and fixtures	109	109
Manufacturing equipment	372	372
Testing/Demo equipment	356	304
Leasehold improvements	84	84
Total	1,452	1,266
Less accumulated depreciation	(943)	(601)
Property and equipment, net	$509	$665

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

Depreciation expenses were $342,028 and $273,915 for the year ended December 31, 2023 and 2022, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of December 31, 2023 and 2022, the Company had outstanding two leases with aggregate payments of $29,995 and $28,951 per month, respectively, expiring through July 31, 2025.

Right to use assets is summarized below:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Right to use asset	$995	$995
Less accumulated amortization	(583)	(290)
Right to use assets, net	$412	$705

During the years ended December 31, 2023 and 2022, the Company recorded $378,263 and $438,129 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Total lease liability	$452	$765
Less: short term portion	(349)	(313)
Long term portion	$103	$452

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2024	370
Year ended December 31, 2025	106
Total	476
Less: Present value discount	(24)
Lease liability	$452

Lease expense for the year ended December 31, 2023 and 2022 was comprised of the following:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Operating lease expense	$337	$373
Short-term lease expense	33	37
Variable lease expense	8	28
Total	$378	$438

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

A reconciliation of lease receivables with customers for the year ended December 31, 2023 and 2022 are presented below:

Year ended December 31, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at December 31, 2023 (000’s)
Contract asset	$221	$-	$(100)	$3	$4	$120
Less current portion	(101)	-	(2)	-	-	(103)
Noncurrent portion	$120	$-	$(102)	3	$4	$17

Year ended December 31, 2022:

	Balance at December 31, 2021 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at December 31, 2022 (000’s)
Contract asset	$-	$254	$(39)	$2	$4	$221
Less current portion	-	-	-	-	-	(120)
Noncurrent portion	$-	$254	$(39)	2	$4	$101

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2024	104
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	4
Total	121
Less: Present value discount	(1)
Net investment in leases	$120

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2023 and 2022 consist of the following:

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Accrued accounting and legal	$1,277	$646
Accrued reimbursements and travel	9	33
Accrued consulting	804	546
Accrued research and development expenses	802	625
Accrued marketing	333	256
Accrued office and other	290	220
Accrued payroll	601	513
Accrued settlement related to arbitration	-	13
	$4,116	$2,852

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

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2023 and 2022, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand. The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

Series C Preferred Stock issued and outstanding totaled 105 as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company has accrued $100,567 and $91,117 dividends payable on the Series C Preferred Stock.

NOTE 9 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2023 and 2022, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of December 31, 2023, and 2022, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Common stock

On January 31, 2024, the Company filed a Reverse Stock Split Amendment with the Secretary of State of the State of Delaware, effective February 2, 2024. Pursuant to the Reverse Stock Split Amendment, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All authorized, issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these consolidated financial statements, on a retroactive basis, to reflect the reverse stock split for all periods presented. Authorized common and preferred stock was not adjusted because of the reverse stock split.

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2023 and 2022, the Company had 9,040,043 and 5,505,068 shares issued and outstanding, respectively.

2022:

During the year ended December 31, 2022, the Company issued 193,000 shares of common stock for services at a fair value of $2,108,500.

During the year ended December 31, 2022, the Company issued an aggregate of 25,917 shares of its common stock for vested restricted stock units.

During the year ended December 31, 2022, the Company issued an aggregate of 23,864 shares of its common stock in settlement of outstanding accounts payable of $105,000.

On November 3, 2022, the Company reduced the exercise price of the March 21, 2022 issued warrants (see below) from an exercise price of $14.00 per share to $2.50 per share from November 4, 2022 through November 10, 2022. The Company issued an aggregate of 87,300 shares of Common Stock for warrants exercised for a total of $218,250.

At December 31, 2022, the Company accrued 237,000 obligated, but unissued shares of common stock for services at a fair value of $1,060,740.

Sale of common stock

On March 21, 2022, the Company entered into a securities purchase agreement with several institutional and accredited investors, pursuant to which the Company sold in a registered direct offering an aggregate of 261,313 shares of the Company’s common stock, at an offering price of $11.50 per share and warrants to purchase up to 261,313 shares of common stock at an exercise price of $14.00 per share, that are exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, for gross proceeds of approximately $3,005,000, net of expenses of approximately $5,000.

On June 24, 2022, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Laidlaw & Company (UK) Ltd. (the “Underwriter”), which was amended and restated on June 28, 2022 (the “Amended and Restated Underwriting Agreement”), relating to a best-efforts public offering (the “June 2022 Offering”) of 434,168 shares of the Company’s common stock. The public offering price of the common stock was $7.50 per share. After the underwriting discounts, which includes a reduced discount with respect to certain Company-introduced investors, and offering expenses, the Company received net proceeds from the offering of approximately $2,818,000.

Pursuant to the Amended and Restated Underwriting Agreement, the Company issued to the Underwriter, or its designees warrants to purchase up to an aggregate 21,709 shares of common stock, or 5% of the number of common stock sold in the offering.

On November 18, 2022, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to the investors an aggregate of 354,152 shares (the “Shares”) of the Company’s common stock at a purchase price of $4.10 per share, in exchange for aggregate consideration of $1,411,775, net of expenses of $40,225.

On December 21, 2022, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which the Company sold to the investors an aggregate of 216,162 shares of the Company’s common stock at a purchase price of $5.10 per share, and warrants to purchase up to 108,081 shares of common stock at an exercise price of $4.50 per share, that are exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,050,960, net of expenses of $47,132.

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

From May 18, 2022 through November 29, 2022, the Company sold 308,491 shares of its common stock through the Sales Agreement for net proceeds of $2,069,582, after transactional costs of $121,926.

On November 30, 2022, the Company delivered written notice to the Agent to terminate the Sales Agreement, effective December 1, 2022 pursuant to Section 13(b) of the Sales Agreement. The Company is not subject to any termination penalties related to the termination of the Sales Agreement.

2023:

During the year ended December 31, 2023, the Company issued an aggregate of 882,463 shares of common stock for services at a fair value of $7,617,242, of which 237,000 common shares at a fair value of $1,060,740 was recognized as stock based compensation during the year ended December 31, 2022.

During the year ended December 31, 2023, the Company issued an aggregate of 8,800 shares of common stock in settlement of 2022 board fees at a fair value of $104,720.

During the year ended December 31, 2023, the Company issued an aggregate of 37,961 shares of common stock for vested restricted stock units.

At December 31, 2023, the Company accrued board fees of $230,000 as stock based compensation.

Equity sales:

BioSig Technologies, Inc.:

In 2023, the Company entered into multiple Securities Purchase Agreements with certain institutional and accredited investors, pursuant to which the Company sold to the investors an aggregate of 1,613,906 shares of common stock at an average purchase price of $8.7571 per share, and warrants to purchase up to an aggregate of 806,981 shares of common stock at an average exercise price of $8.1324 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $13,140,441, net of transactional expenses of $727,333.44 (the “2023 PIPEs”).

Pursuant to certain engagement agreements, dated October 11, 2022, February 24, 2023 and July 26, 2023, the Company had entered into with Laidlaw & Company (UK) Ltd. (“Laidlaw”), the Company issued to Laidlaw in connection with the 2023 PIPEs, warrants to purchase an aggregate of 77,405 shares of common stock at an average exercise price of $7.85 per share. The Laidlaw warrants become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

On November 8, 2023, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company sold in a registered direct offering (the “Offering”), (i) 699,693 shares (the “Shares”) of the Company’s common stock, $0.001 par value per share (the “Common Stock”), (ii) Series A warrants (the “Series A Warrants”) to purchase up to 699,693 shares of Common Stock, and (iii) Series B Warrants (the “Series B Warrants”, and together with the Series A Warrants, the “Series Warrants”) to purchase up to 699,693 shares of Common Stock, at a purchase price of $3.573 per Share and associated Series Warrants. The Series Warrants have an exercise price of $3.573 per share and will become exercisable on the effective date of stockholder approval for the issuance of the shares upon exercise of the Series Warrants (or, if permitted by the applicable rules and regulations of the Nasdaq Stock Market, upon payment by the holder of $1.25 per share in addition to the applicable exercise price). The Series A Warrants will expire five years from the date of issuance and the Series B Warrants will expire eighteen months from the date of issuance.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as the Company’s exclusive placement agent in the Offering. In connection with the Offering, the Company paid the Placement Agent a cash fee equal to seven percent (7.0%) of the aggregate gross proceeds raised in the Offering and a management fee equal to one percent (1.0%) of the aggregate gross proceeds raised in the Offering. The Company had also paid the Placement Agent $50,000 for non-accountable expenses and $15,950 for clearing fees. In addition, the Company issued the Placement Agent or its designees, warrants to purchase up to 48,979 shares of Common Stock (equal to 7.0% of the aggregate number of Shares sold in the Offering), which warrants have the same terms and conditions as the Series A Warrants, except that such warrants have an exercise price of $4.466 per share, which represents 125% of the offering price per Share and accompanying Series Warrants (the “Placement Agent Warrants”, and together with Series Warrants, the “Warrants”).

The Shares and the Warrants (and shares issuable upon exercise of the Warrants) were offered and sold by the Company pursuant to a shelf registration statement on Form S-3 (File No. 333-251859) (the “Shelf Registration Statement”), previously filed with the Securities and Exchange Commission (the “SEC”) on December 31, 2020, and declared effective by the SEC on January 12, 2021, and the base prospectus included therein. A final prospectus supplement relating to the Offering, dated November 8, 2023, and the accompanying prospectus, has been filed with the SEC. The closing of the Offering occurred on November 13, 2023. The net proceeds to the Company from the Offering, after deducting fees and expenses, were approximately $2.2 million.

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

From August 22, 2023 through September 6, 2023, the Company sold 21,881 shares of its common stock through the Cantor Sales Agreement for net deficit of $(899), after transactional costs of $120,430.

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

From September 21, 2023 through September 25, 2023, the Company sold 28,911 shares of its common stock through the Ascendiant Sales Agreement for $60,876, after transactional costs of $70,806.

The Company terminated the Ascendiant Sales Agreement with Ascendiant, effective as of November 6, 2023.

BioSig AI Sciences, Inc.:

In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 ($1.00 per share). Prior to such sale, BioSig AI was a wholly owned subsidiary. At December 31, 2023, BioSig had a majority interest in BioSig AI of 84.5%.

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

NOTE 10 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2012 Equity Incentive Plan

On October 19, 2012, the Board of Directors of BioSig Technologies, Inc. approved the 2012 Equity Incentive Plan (the “Plan”) and terminated the Long-Term Incentive Plan (the “2011 Plan”). The Plan (as amended) provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 1,447,445 shares of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

2023 Long-Term Incentive Plan

On December 27, 2022, the Board of Directors of BioSig Technologies, Inc. approved the 2023 Long-Term Incentive Plan (the “2023 Plan”). The 2023 Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 876,595 shares, plus any prior plan awards of the Company’s common stock to officers, directors, employees and consultants of the Company. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. At December 31, 2023, there were 216,718 shares available under the 2023 Long-Term Incentive Plan.

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

During the years ended December 31, 2023 and 2022, the Company granted an aggregate of 195,710 and 142,800 options to officers, directors and key consultants, respectively.

The following table presents information related to stock options at December 31, 2023:

	Options Outstanding			Options Exercisable
			Weighted
			Average	Exercisable
	Exercise	Number of	Remaining Life	Number of
	Price	Options	In Years	Options
$	Under 9.99	108,110	9.2	41,172
	10.00-19.99	215,150	7.1	78,995
	20.00-29.99	85,538	7.9	73,833
	30.00-39.99	36,748	2.8	36,748
	40.00-49.99	90,092	4.2	88,168
	50.00-59.99	14,414	5.6	14,414
	60.00-69.99	33,405	3.7	33,405
	70.00-79.99	15,772	4.7	15,772
	Over 79.99	4,000	6.4	4,000
		603,229	6.7	386,507

A summary of the stock option activity and related information for the Plan for the two years ended December 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	456,852	$45.70	6.9	$-
Grants	142,800	$11.20	10.0	-
Forfeited/expired	(144,100)	$45.40
Outstanding at December 31, 2022	455,552	$45.70	6.9	$-
Grants	195,710	$10.00	10.0	$-
Forfeited/expired	(48,033)	$44.69
Outstanding at December 31, 2023	603,229	$25.67	6.7	$37,671
Exercisable at December 31, 2023	386,507	$33.53	5.9	$35,425

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $4.75 as of December 31, 2023, which would have been received by the option holders had those option holders exercised their options as of that date.

During the year ended December 31, 2022, the Company granted an aggregate of 142,800 options to purchase the Company’s common stock in connection with services rendered at exercise prices from $4.00 to $17.20 per share for a term of ten years and with vesting from immediate to three years from the date of issuance.

During the year ended December 31, 2023, the Company granted an aggregate of 195,710 options to purchase the Company’s common stock at a weighted average exercise prices from of $2.60 to $13.60 per share for a term of ten years, with vesting from six months to three years from the date of grant.

The following assumptions were used in determining the fair value of options during the years ended December 31, 2023 and 2022:

	2023	2022
Risk-free interest rate	3.32% - 4.54%	1.17% to 4.06%
Dividend yield	0%	0%
Stock price volatility	94.44% to 102.70%	83.83% to 99.29%
Expected life	5 – 6 years	5-10 years
Weighted average grant date fair value	$7.72	$8.00

On March 16, 2022, in connection with the termination of a Company executive, the Company extended the life of 10,000 previously issued options from the contractual 90 days from termination of service to the earlier of the initial life or March 16, 2024. The change in estimated fair value of the modified options of $15,181 was charged to current period operations.

The following assumptions were used in determining the change in fair value of the modified options at March 16, 2022:

Risk-free interest rate	0.44% - 1.95%
Dividend yield	0%
Stock price volatility	83.86%
Expected life	0.25 – 2 years

The fair value of all options vesting during the year ended December 31, 2023 and 2022 of $1,445,915 and $1,829,233, respectively, was charged to current period operations. Unrecognized compensation expense of $997,894 at December 31, 2023 which the Company expects to recognize over a weighted average period of 0.52 years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at December 31, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.573	1,399,386	May 2025-November 2028
$4.066	25,000	November 2032
$4.455	113,005	June 2028
$4.466	48,980	November 2028
$4.6626	64,982	April 2029
$4.9252	56,307	March 2029
$4.929	76,997	March 2029
$5.1358	116,045	July 2028
$7.181	95,761	July 2028
$7.502	9,846	July 2028
$7.963	88,324	August 2028
$9.000	21,709	June 2027
$9.596	84,390	January 2029
$10.0992	19,118	August 2028
$10.26	51,705	September 2028
$10.4678	84,296	September 2028
$11.30	40,417	October 2028
$13.28	96,198	November 2028
$14.00	174,013	September 2025
$48.00	25,000	February 2025 to July 2026
$61.60	56,892	November 2027
	2,748,371

During the year ended December 31, 2022, the Company issued warrants to purchase an aggregate of 369,393 shares of its common stock to investors and warrants to purchase 32,727 shares of its common stock for engagement services at an average exercise price of $10.90 per share that are exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

On November 18, 2022, the Company issued warrants to purchase 25,000 shares of common stock at an exercise price of $4.066 for services. The warrants expire ten years following the date of issuance The fair value of $90,865, determined using the Black-Scholes Option method was charged to current period operations. The assumptions issued in the fair value determination was volatility: 96.26%, estimated life: 10 years and risk-free rate of 3.82%.

During the year ended December 31, 2023, the Company issued warrants to purchase an aggregate of 2,206,367 shares of its common stock to investors and warrants to purchase 126,385 shares of its common stock for engagement services at an average exercise price of $5.31 per share that are exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

During the year ended December 31, 2023, the Company issued 4,361 shares of its common stock upon cashless exercise of warrants to purchase an aggregate of 6,098 shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for the two years ended December 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	81,897	$57.40	5.3	$-
Issued	427,120	$10.50	4.0	-
Expired	(87,300)	$2.50
Outstanding at December 31, 2022	421,717	$18.90	4.3	$3,960
Issued	2,332,752	$5.31	3.8
Exercised	(6,098)	$4.10	-	-
Outstanding at December 31, 2023	2,748,371	$7.40	3.7	$-

Vested and expected to vest at December 31, 2023	2,748,371	$7.40	3.7	$1,717,104
Exercisable at December 31, 2023	2,465,695	$7.53	3.6	$1,711,424

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $4.75 of December 31, 2023, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

The fair value of warrants issued for services during the year ended December 31, 2023 and 2022 of $0 and $90,865 respectively, was charged to current period operations. Unrecognized compensation expense of $0 at December 31, 2023.

Restricted Stock Units

The following table summarizes the restricted stock activity for the two years ended December 31, 2023:

Restricted shares issued as of January 1, 2022	14,128
Granted	38,750
Vested and issued	(25,917)
Forfeited	(3,000)
Restricted shares issued as of December 31, 2022	23,961
Granted	177,250
Vested and issued	(37,961)
Forfeited	-
Vested restricted shares as of December 31, 2023	-
Unvested restricted shares as of December 31, 2023	163,250

In 2022, the Company granted an aggregate of 38,750 restricted stock units for services with 37,750 vesting from four months to one year and 1,250 upon achievement of certain performance conditions.

On January 29, 2023, in connection with a separation agreement, the Company granted 12,500 restricted stock units vesting at separation date at a fair value of $92,500.

On March 27, 2023, the Company granted an aggregate of 18,750 restricted stock units vesting on March 27, 2024 for services at a fair value of $223,125.

On June 26, 2023, the Company granted an aggregate of 26,000 restricted stock units vesting quarterly over one year for services at a fair value of $301,600.

On August 15, 2023, the Company granted an aggregate of 30,000 restricted stock units, with 5,000 vesting quarterly over one year, and 25,000 vesting on the one-year anniversary, for services at a fair value of $190,920.

On December 28, 2023, the Company granted an aggregate of 90,000 restricted stock units to a member of the Company’s board of directors, based on certain market conditions for services at a fair value of $426,780.

Stock based compensation expense related to restricted stock grants was $601,272 and $358,931 for the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the stock-based compensation relating to restricted stock of $741,308 remains unamortized.

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

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the two years ended December 31, 2023 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2021	125,000	$5.00	7.2
Forfeited/expired	(100,000)	$5.00
Outstanding at December 31, 2022	25,000	$5.00	1.5
Forfeited/expired	-
Outstanding at December 31, 2023	25,000	$5.00	0.5
Exercisable at December 31, 2023	25,000	$5.00	0.5

The following table presents information related to stock options at December 31, 2023:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	0.5	25,000

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

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at December 31, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the two years ended December 31, 2023:

Restricted shares outstanding at January 1, 2022:	1,318,679
Forfeited	(240,000)
Restricted shares outstanding at December 31, 2022	1,078,679
Forfeited	-
Total restricted shares outstanding at December 31, 2023:	1,078,679

Comprised of:
Vested restricted shares as of December 31, 2022	678,679
Unvested restricted shares as of December 31, 2022	400,000
Total	1,078,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $(1,941,861) and $(1,072,094) for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the stock-based compensation relating to restricted stock of $0 remains unamortized.

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at December 31, 2023:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

In June and July 2023, the BioSig AI issued warrants to purchase an aggregate of 130,500 shares of its common stock for investment banking services at an exercise price of $1.00 per share that are exercisable immediately and will expire five years following the date of issuance.

A summary of the warrant activity for the year ended December 31, 2023 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2022	-	-	-
Issued	130,500	$1.00	5.0
Outstanding at December 31, 2023	130,500	$1.00	5.0

Vested and expected to vest at December 31, 2023	130,500	$1.00	4.5
Exercisable at December 31, 2023	130,500	$1.00	4.5

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

As of December 31, 2023 and 2022, the Company had a majority interest in ViralClear of 69.08%.

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

As of December 31, 2023 and 2022, the Company had a majority interest in BioSig AI of 84.5% and 100.0%, respectively.

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net income (loss) attributable to the non-controlling interest for the year ended December 31, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net income (loss)	$1,498	$(745)	$753
Average Non-Controlling interest percentage of profit/losses	31%	15%	47%
Net income (loss) attributable to non-controlling interest	$463	$(112)	$351

Net loss attributable to the non-controlling interest for the year ended December 31, 2022 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Loss	$(671)	$(3)	$(674)
Average Non-Controlling interest percentage of profit/losses	31%	0%	31%
Net loss attributable to non-controlling interest	$(210)	$0	$(210)

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2022	$219	$-	$219
Allocation of equity to non-controlling interest for settlement of shares issued to settle debt to parent	292	-	292
Allocation of equity to non-controlling interest to equity-based compensation issued	(322)	-	(322)
Net loss attributable to non-controlling interest	(210)	-	(210)
Balance, January 1, 2023	$(21)	$-	$(21)
Allocation of equity to non-controlling interest due to sale of subsidiary stock	-	296	296
Allocation of equity to non-controlling interest due to equity-based compensation issued	(600)	-	(600)
Net income (loss) attributable to non-controlling interest	463	(112)	351
Balance, December 31, 2023	$(158)	$184	$26

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating leases

See Note 5 for operating lease discussion.

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

The Company is obligated to pay ASPI: i) a monthly service fee of $40,000, subsequently reduced to $20,000 October 1, 2023 and ii) 10% commission on all New Account revenue, as defined, on a quarterly basis. At December 31, 2023 and 2022, accounts payable due under the contract was $180 and $80, respectively. At December 31, 2023 the contract expired.

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At December 31, 2023 and 2022, accounts payable due under the contract was $4.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At December 31, 2023 and 2022, accounts payable due under the contract was $0.

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At December 31, 2023 and 2022, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At December 31, 2023 and 2022, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At December 31, 2023 and 2022, accounts payable due under the contract was $0.

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

BioSig AI is obligated to pay Reified a monthly consulting fee of $30,000. At December 31, 2023, accounts payable due under the contract was $90,000.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the year end December 31, 2023 and 2022, the Company charged operations $229,744 and $247,622, respectively, for contributions under the 401(k) Plan.

Purchase commitments

As of December 31, 2023, the Company had aggregate purchase commitments of approximately $1,563,203 for future services or products, some of which are subject to modification or cancellations.

Litigation

Threatened litigation

On December 4, 2023, the Company received a threat of litigation for the termination of employment with the Company alleging the termination of employment was in retaliation for bringing to the attention of the Company’s board of directors and executives a series of wrongful and questionable practices by members of the Company’s board of directors, Chief Executive Officer and Chief Financial Officer. The claimant sought compensation of in the amount of $775,782. After an investigation conducted by the Board and guidance of legal counsel, it was concluded that the claim was without merit.

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from unlawful actions taken by the Company’s board of directors. The claimant contends that he and others have sustained losses totaling $1,440,000. On March 22, 2024, the claimant sent another letter to the Company referencing the previous letter and requesting several documents. The Company believes that these claims are without merit.

On March 22, 2024, plaintiff, Michael Gray Fleming (the “Plaintiff”), filed a lawsuit in Hennepin County, Minnesota District Court naming the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contends that the Company failed to meet its obligations in issuing the Plaintiff stock certificates at the end of the restricted period under the terms of a restricted stock award agreement, and is seeking $144,000 in damages and compensation for damages reasonably believed to exceed $50,000. The Company’s intent is to contest the allegations vigorously and, as of the date of this report, is unable to provide an evaluation of the outcome of the litigation within the probate or remote range or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company.

We may be subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock is an adverse party or has a material interest adverse to our interest.

Stock-based compensation

The Company takes some tax positions, including the reporting of stock-based compensation, that may not be accepted by the Internal Revenue Service upon an examination, and we may be subject to penalties for underreporting of recipient’s income. The result of any such examination is uncertain, and any such penalties could be material to our financial position and results of operations given our current limited cash and revenues.

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

Information concerning the operations of the Company’s reportable segments is as follows:

	Year Ended December 31, 2023 (000’s)	Year Ended December 31, 2022 (000’s)
Revenues (from external customers)
BioSig	$18	$286
ViralClear	-	-
BioSig AI Sciences	-	-
	$18	$286

	Year Ended December 31, 2023 (000’s)	Year Ended December 31, 2022 (000’s)
Operating Expenses:
BioSig	$29,238	$26,819
ViralClear	(1,498)	672
BioSig AI Sciences	745	3
	$28,530	$27,494

	Year Ended December 31, 2023 (000’s)	Year Ended December 31, 2022 (000’s)
(Loss) Income from Operations
BioSig	$(29,265)	$(26,590)
ViralClear	1,498	(672)
BioSig AI Sciences	(745)	(3)
	$(28,512)	$(27,265)

	December 31, 2023 (000’s)	December 31, 2022 (000’s)
Total Assets
BioSig	$485	$4,051
ViralClear	-	49
BioSig AI Sciences	1,313	10
	$1,798	$4,110

NOTE 14 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of December 31, 2023 and 2022 was $30,000 and $120,000, respectively.

During the year ended December 31, 2023, the Company’s former Chief Financial Officer participated in the Company’s 2023 PIPES, acquiring 23,289 shares of the Company’s common stock and 11,645 warrants to acquire the Company’s common stock at an exercise price of $7.963, expiring August 8, 2028 for an investment of $200,000.

On November 2, 2023, the Company appointed an independent board member as the new role of Executive Vice President. In connection with the appointment, the Company entered into a consulting agreement at a rate of $12,500 per month. In addition, on December 28, 2023, the Company granted an aggregate of 90,000 restricted stock units to the new Executive Vice President, vesting based on certain market conditions for services at a fair value of $426,780 and options to purchase 60,000 shares our common stock at an exercise price of $4.472 per share, vesting over six months at a fair value of $222,422.

During the year ended December 31, 2023 and 2022, the Company’s Chief former Financial Officer guaranteed issued corporate credit cards for no consideration.

NOTE 15 – INCOME TAXES

At December 31, 2023, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $160,926,000, expiring in the year 2030, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits. During the year ended December 31, 2023, the Company has increased the valuation allowance by $7,739,000 from $47,679,000 to $55,418,000. We have adopted the provisions of ASC 740-10-25, which provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. ASC 740-10-25 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities.

Tax position that meet the more likely than not threshold is then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company had no tax positions relating to open income tax returns that were considered to be uncertain.

The Company is required to file income tax returns in the U.S. Federal various State jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for tax years ending before December 31, 2017.

The effective rate differs from the statutory rate of 26.9% as of December 31, 2023 and 2022 due to the following:

	December 31, 2023	December 31, 2022
Statutory rate on pre-tax book loss	26.9%	26.9%
Other	0	33.6%
Valuation allowance	(26.9)%	(60.5)%
	0.00%	0.00%

The Company’s deferred taxes as of December 31, 2023 and 2022 consist of the following:

	December 31, 2023	December 31, 2022
Non-Current deferred tax asset:
Net operating loss carry-forwards	$43,329,000	$36,977,000
Stock based compensation	9,680,000	9,291,000
Research and development costs	2,409,000	1,411,000
Valuation allowance	(55,418,000)	(47,679,000)
Net non-current deferred tax asset	$-	$-

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

As of December 31, 2023, and 2022, the Company did not have any items that would be classified as level 1, 2 or 3 disclosures.

As of December 31, 2023, and 2022, the Company did not have any derivative instruments that were designated as hedges.

There were no derivative and warrant liabilities as of December 31, 2023 and 2022.

NOTE 17 – SUBSEQUENT EVENTS

Notices of Delisting

On March 5, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company has not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market, and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the Staff’s delisting determination.

On March 12, 2024, the Company received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers (see below).

The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met.

The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from The Nasdaq Stock Market, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market.

The Company intends also to appeal the foregoing determinations. The requested hearing before the Hearings Panel will be held on May 7, 2024.

Lack of funding, workforce reductions, resignations of members of the Company’s board of directors and certain officers

On January 28, 2024 and February 20, 2024, management of the Company commenced a workforce reduction intended to reduce significantly the annual cash burn which was completed as of February 20, 2024. The workforce reduction consisted of the departure of sixteen employees, effective as of January 31, 2024 and included the departure of John Sieckhaus, the Company’s Chief Operating Officer, and Gray Fleming, the Company’s Chief Commercial Officer and twenty six employees effective February 20, 2024. The effect of the workforce reductions had significantly reduce operations in the short-term.

On February 15, 2024, Steve Buhaly resigned from his position as the Chief Financial Officer of the Company effective as of the same date.

On February 19, 2024, David Weild IV, Donald E. Foley, Patrick J. Gallagher and James J. Barry, resigned from their positions as directors of the Company, effective as of the same date.

On February 20, 2024, James L. Klein and Frederick D. Hrkac resigned from their positions as directors of the Company, effective as of the same date.

On February 20, 2024 due to lack of funding, the company had laid off the entire workforce except for the CEO.

On February 27, 2024, the company re-appointed Frederick D. Hrkac as a director and the president and principal executive officer. Additionally, on February 27, 2024, Kenneth L. Londoner resigned from his positions as director, executive chairman and chief executive officer of the Company and from any and all committees, offices, appointments, designations, responsibilities or other capacities related to the Company or any of its subsidiaries, effective as of the same date.

Currently, the Company has 4 employees and 4 key consultants. Dependent upon funding, Mr. Hrkac would plan on hiring a team of 4-6 persons to execute the business development strategy of finding partners for the commercialization of PURE EP, develop new products in the field of Pulse Field Ablation and to continue to integrate PURE EP into today’s lab equipment.

Issuance of debt

On March 7, 2024, the Company issued a promissory note to an investor and related party (10% plus shareholder) for $500,000. The Company designated its 12% note due 2026, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The note is due March 7, 2026. The Company promises to pay interest in cash on the unpaid principal amount of this note at a rate per annum equal to twelve percent (12%), commencing to accrue on the date hereof and payable on the maturity date or earlier prepayment as provided therein. The Note contains customary events of default.

The Company may prepay all or any portion of the principal amount of the Note at any time or from time to time without penalty.

Equity transactions

On January 12, 2024, the Company entered into a securities purchase agreement with certain accredited and institutional investors, pursuant to which the Company sold to the investors an aggregate of 260,720 shares of the Company’s common stock and warrants to purchase up to 130,363 shares of common stock, at a purchase price of $3.989 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $3.364 per share, will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were $1,040,000.

On January 4, 2024, the Company issued 250 shares of its common stock for vested restricted stock units.

On February 5, 2024, the Company issued 76,744 shares of its common stock to former employees for services rendered, valued at $64,879.

In January 2024, the Company issued 77,500 shares of its common stock to consultants for services rendered, valued at $227,150.

In February 2024, the Company issued 1,250 shares of its common stock for vested restricted stock units.

On March 1, 2024, the Company issued 1,600,000 shares of its common stock to an officer, an employee and key consultants for services rendered, valued at $1,093,810.

On March 1, 2024, the Company granted 500,000 shares of its common stock to a key consultant, vesting in substantially equal monthly installments over one year, for services rendered, valued at $352,550.

On March 1, 2024, the Company entered into three business development consulting agreements with an officer and key consultants, each for $10,000 per month and a three-month term. The Company may terminate upon giving consultant ten (10) days prior written notice. The Company may terminate immediately and without prior notice if consultant refuses to or is unable to perform the services or is in breach of any material provision of the agreement.

On March 1, 2024, the Company entered into a one-year consulting agreement with a consultant to provide clinical development services for $16,667 per month. The Company may terminate upon giving consultant thirty (30) days prior written notice. The Company may terminate immediately and without prior notice if consultant refuses to or is unable to perform the services or is in breach of any material provision of the agreement.

On March 15, 2024, the Company issued 100,000 shares of its common stock to a consultant for services rendered, valued at $53,020.

On April 1, 2024, the Company granted 200,000 shares of its common stock to employees, vesting in substantially equal monthly installments over one year.

On April 1, 2024, the Company issued 41,667 shares of its common stock for vested restricted stock units.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, and (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Plan

In 2024, we have intents to add sufficient staff and oversight supervision controls to provide adequate accounting segregation. We believe these changes will remediate the underlying deficiencies as identified by us. The remediation efforts will include an ongoing review of the implementation of additional controls to ensure all risks have been addressed.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management has remediation plans that will be implemented in 2024.

ITEM 9B – OTHER INFORMATION

None.

ITEM 9C – DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Frederick D Hrkac	58	Principal Executive Officer, President, and Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

On February 15, 2024, Mr. Steve Buhaly resigned as Chief Financial Officer, on February 19, 2024, Mr. David Weild IV, Mr. Donald E. Foley, Mr. Patrick J. Gallagher and Mr. James J. Barry resigned as members of the Company’s board of directors, on February 20, 2024, Mr. James L. Klein and Mr. Frederick D. Hrkac resigned as members of the board of directors and on February 27, 2024, Mr. Kenneth L. Londoner resigned his positions as director, executive chairman and chief executive officer of the Company and subsidiaries.

On February 27, 2024, Mr. Frederick D. Hrkac, former director, was appointed as a director, president and principal executive officer of the Company, to serve for a term expiring at the next annual meeting of the Company’s shareholders.

Biographical Information

Frederick D. Hrkac. Mr. Hrkac has served as our director and principal executive officer since February 27, 2024. Previously, Mr. Hrkac had served as our director from April 2022 until his resignation on February 20, 2024. Mr. Hrkac has more than 30 years of experience in the medical device industry as an executive and corporate board director. He is currently serves on the board of Serres in Helsinki, Finland since September 2018, and Spineart in Geneva, Switzerland as chairman of the board since August 2017. In 2017, he served as senior vice president corporate development and from 2014-2016 served a senior vice president of global commercial operations of Biosensors International. From 2009-2011, Mr. Hrkac served as Europe, Middle East & Africa president of Boston Scientific where he was responsible for close to $2 billion of sales. From 2005-2009, Mr. Hrkac was an executive of Sorin Group CRM, Paris, France. And, from November 1990-April 2005 he lived in 6 different countries working as an executive for Johnson & Johnson including Biosense Webster, a Johnson & Johnson company having laid the groundwork strategically for the most successful J&J division of the last 20 years with sales growing from a few hundred million dollars to several billion dollars. Mr. Hrkac holds an Honors Bachelor of Business Administration from the Wilfrid Laurier University, Waterloo, Ontario Canada and currently resides in Zagreb, Croatia. Mr. Hrkac brings extensive expertise in global marketing and strategic business development, making him a valuable resource for our Board.

Family Relationships

There are no family relationships amongst our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2023, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2023 except for one ten percent stockholder failed to file initial report in 2023, six directors’ Form 4s were delinquent in August 2023, and one director’s Form 4 was delinquent in June 2023.

Committees of the Board of Directors

Our director intents to appoint additional interim directors until the next annual meeting of the Company’s shareholders and to establish an audit committee, a nominating and corporate governance committee, and a compensation committee.

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

The main principles of our fiscal year 2023 compensation strategy included the following:

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

Summary Compensation Table

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2023; (ii) our most highly compensated executive officers, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2023, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2023 (collectively our “Named Executive Officers”):

Name and principal position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Kenneth L. Londoner, Former Chief Executive Officer, Executive Chairman and Director (21)	2023	854,902	(2)	-		831,908	(3)	-		122,000	(4)	1,808,810
	2022	865,667	(5)	125,000	(6)	504,000	(7)	-		177,030	(8)	1,671,697

Steven Chaussy, Former Chief Financial Officer (22)	2023	499,550	(9)	-		652,745	(10)	-		13,506	(11)	1,165,801
	2022	498,333	(12)	85,000	(13)	252,000	(14)	-		6,000	(15)	841,333

Steven Buhaly, Former Chief Financial Officer (23)	2023	69,744		-		-		240,130	(16)	-		309,874

John R Sieckhaus, Former Chief Operating Officer (24)	2022	277,480		-		421,635	(17)	-		-		699,115
	2022	219,693		-		70,000	(18)	315,862	(19)			605,555

Gray Fleming, Former Chief Commercial Officer (25)	2023	396,400		-		431,943	(20)	-		-		828,343
	2022	400,000		-		-		-		-		400,000

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards or option awards, as applicable, granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Notes 9 and 10 to our financial statements for the fiscal year ended December 31, 2023 in this annual report.
(2)	Represents (i) salary of $679,902 from Company and (ii) salary of $175,000 from ViralClear.
(3)	Represents (i) a common stock award of 57,600 fully vested shares granted on May 8, 2023 and (ii) a common stock award of 21,970 fully vested shares granted November 30, 2023.
(4)	Represents (i) director fees of $80,000 from company; (ii) director fees of $30,000 from ViralClear, (iii) $12,000 auto allowance in lieu for reimbursement of mileage.
(5)	Represents (i) salary of $690,667 from Company and (ii) salary of $175,000 from ViralClear.

(6)	Represents bonus of $125,000 from ViralClear.
(7)	Represents a common stock award of 40,000 fully vested shares granted on April 5, 2022.
(8)	Represents (i) director fees of $60,000 from company; (ii) director fees of $105,030 from ViralClear, (iii) $12,000 auto allowance in lieu for reimbursement of mileage.
(9)	Represents (i) salary of $399,550 from Company and (ii) salary of $100,000 from ViralClear.
(10)	Represents (i) a common stock award of 20,000 fully vested shares granted February 10, 2023 (ii) a common stock award of 35,000 fully vested shares granted on May 8, 2023 and (iii) a common stock award of 13,060 fully vested shares granted November 30, 2023.
(11)	Represents (i) $6,000 auto allowance in lieu for reimbursement of mileage and (ii) $7,506 medical insurance reimbursement in lieu of Company provided plan.
(12)	Represents (i) salary of $398,333 from Company and (ii) salary of $100,000 from ViralClear.
(13)	Represents bonus of $85,000 from ViralClear
(14)	Represents a common stock award of 20,000 fully vested shares granted April 5, 2022.
(15)	Represents an auto allowance in lieu of reimbursement for mileage.
(16)	Represents a stock option granted February 16, 2023 for the purchase of 25,000 shares of common stock, vesting quarterly over one year at an exercise price of $12.50 and termination date of February 16, 2033.
(17)	Represents (i) a common stock award of 29,562 fully vested shares granted on May 8, 2023 and (ii) a common stock award of 9,230 fully vested shares granted November 30, 2023.
(18)	Represents a common stock award of 5,000 fully vested shares granted March 21, 2022
(19)	Represents a stock option granted March 30, 2022 for the purchase of 35,000 shares of common stock, vesting 1/3 on one year anniversary and remainder quarterly over the next two years at an exercise price of $1.30 and termination date of March 30, 2032
(20)	Represents (i) a common stock award of 29,562 fully vested shares granted on May 8, 2023 and (ii) a common stock award of 13,190 fully vested shares granted November 30, 2023.
(21)	Mr. Londoner served as our Executive Chairman and Director through the entirety of our last two fiscal years. Mr. Londoner has served as our Chief Executive Officer since July 31, 2017. On February 27, 2024, Mr. Londoner resigned his positions as director, executive chairman and chief executive officer of the Company and subsidiaries.
(22)	Mr. Chaussy served as served as our Chief Financial Officer since January 1, 2018 until his retirement as Chief Financial Officer on February 6, 2023.
(23)	Mr. Buhaly served as our Chief Financial Officer since February 6, 2023. On February 15, 2024, Mr. Buhaly resigned his position as Chief Financial Officer.
(24)	Mr. Sieckhaus served as our Chief Operating Officer from March 21, 2022, date of hire. On January 31, 2024, Mr. Sieckhaus was discharged as part of the Company’s reduction in force.
(25)	Mr. Fleming served as of Chief Commercial Officer from December 6, 2021, date of hire. On January 31, 2024, Mr. Fleming was discharged as part of the Company’s reduction in force.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Messrs. Londoner, Chaussy, Buhaly, Sieckhaus and Fleming were at-will employees, and do not have employment agreements with us. Additionally, we do not have any agreements that would provide for payment to any of Messrs. Londoner, Chaussy, Sieckhaus or Fleming following, or in connection with the resignation, retirement, or other termination of any of them, a change of control of us, or a change in either of their responsibilities following a change of control of us.

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

Mr. Londoner also serves as the director of ViralClear, and from September 24, 2019 to April 28, 2020 and again since October 30, 2020, Mr. Londoner served as the chairman of the board of directors and chief executive officer of ViralClear. Mr. Londoner received $175,000 annually from ViralClear for his services (which was partially paid in 2020). Mr. Londoner has received and may be granted awards under the ViralClear Plan.

Steve Chaussy

Mr. Chaussy’s salary, bonus and stock awards were determined by the chairman of the board with consultation from members of the board of directors.

Steve Chaussy also served as the chief financial officer of ViralClear and, commencing on September 24, 2019, received an annual salary of $100,000 from ViralClear (which was partially paid in 2020). Mr. Chaussy has received and may be granted awards under the ViralClear Plan.

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

Retirement Plans

As part of our overall compensation program, we provided all full-time employees, including our named executive officers, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee pre-tax contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 100 percent of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. As of February 29, 2024 this benefit was terminated.

Employee Benefits and Perquisites

Along with all other full-time employees, Messrs. Londoner, Chaussy, Sieckhaus and Fleming were eligible to participate in our health and welfare plans which were comprised of medical, vision, life, and dental insurance benefits and an FSA and HSA plan. As of February 29, 2024 these benefits were terminated.

Pursuant to the Release Agreement described above, Mr. Chaussy had continued participation through the Separation Date in our previous employee benefit plans in which Mr. Chaussy had elected to participate and in accordance with the terms and conditions of such benefit plans.

No Tax Gross-Ups

We do not make gross-up payments to cover our executives’ personal income taxes that may pertain to any of the compensation paid by us.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2023.

Name	Number of Securities underlying Unexercised Options (#) Exercisable		Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Kenneth	10,000	(1)	-		$46.60	4/14/2030	-	$-	-	$-
Londoner	7,500	(1)	-		$24.40	12/28/2031	-	$-	-	$-

Steve	25,000	(2)	-		$12.50	2/16/2033	-	$-	-	$-
Buhaly

John	17,498	(3)	17,502	(3)	$13.00	3/30/2032	-	$-	-	$-
Sieckhaus

Gray	23,330	(4)	11,670		$25.80	12/15/2031	-	$-	-	$-
Fleming

(1) Each of these options vested immediately

(2) Each of these options vested quarterly over on year.

(3) Each of these options vest 1/3 on first anniversary and remainder quarterly over the next two years

(4) Each of these options vest 1/3 on first anniversary and remainder quarterly over the next two years

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2023. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)		All Other Compensation ($) (1)(2)	Total ($)
Donald E. Foley	$-	$52,380	(2)	$-		$-	$52,380
Patrick J Gallagher	$-	$39,274	(3)	$-		$-	$39,274
David Weild, IV	$-	$52,380	(4)	$-		$-	$52,380
James J. Barry PhD	$-	$39,274	(5)	$-		$-	$39,274
Frederick Hrkac	$-	$52,380	(6)	$649,202	(7)	$-	$701,588
James Klein	$-	$46,591	(8)	$-		$-	$46,591
Total:	$-	$282,279		$649,202		$-	$931,481

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock or option awards granted during the fiscal year ended December 31, 2023, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.

(2)	Represents (i) a common stock award of 1,600 fully vested shares granted March 1, 2023, (ii) a common stock award of 1,754 fully vested shares granted on April 27, 2023 and (iii) a common stock award of 1,600 fully vested shares on August 18, 2023. Mr. Foley resigned as a member of the Company’s board of directors on February 19, 2024.

(3)	Represents (i) a common stock award of 1,200 fully vested shares granted March 1, 2023, (ii) a common stock award of 1,316 fully vested shares granted on May 4, 2023 and (iii) a common stock award of 1,200 fully vested shares on August 31, 2023. Mr. Gallagher resigned as a member of the Company’s board of directors on February 19, 2024.

(4)	Represents (i) a common stock award of 1,600 fully vested shares granted March 1, 2023, (ii) a common stock award of 1,755 fully vested shares granted on April 27, 2023 and (iii) a common stock award of 1,600 fully vested shares on August 18, 2023. Mr. Weild resigned as a member of the Company’s board of directors on February 19, 2024.

(5)	Represents (i) a common stock award of 1,200 fully vested shares granted March 1, 2023, (ii) a common stock award of 1,316 fully vested shares granted on April 27, 2023 and (iii) a common stock award of 1,200 fully vested shares on August 21, 2023. Mr. Gallaher resigned as a member of the Company’s board of directors on February 19, 2024.

(6)	Represents (i) a common stock award of 1,600 fully vested shares granted March 1, 2023, (ii) a common stock award of 1,755 fully vested shares granted on April 27, 2023 and (iii) a common stock award of 1,600 fully vested shares on August 18, 2023. Mr. Hrkac resigned as a member of the Company’s board of directors on February 20, 2024 and rejoined the Company on February 27, 2024 as a director, president and principal executive officer.

(7)	Represents (i) a stock option granted December 28, 2023 for the purchase of 60,000 shares of common stock, vesting monthly over six months at an exercise price of $4.742 per share and termination date of December 28, 2032 and (ii) a restricted stock award for 90,000 shares of common stock with vesting based on market conditions granted December 28, 2023.

(8)	Represents (i) a common stock award of 1,600 fully vested shares granted March 1, 2023, (ii) a common stock award of 1,316 fully vested shares granted on April 27, 2023 and (iii) a common stock award of 1,600 fully vested shares on August 21, 2023. Mr. Klein resigned as a member of the Company’s board of directors on February 20, 2024.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	405,019	$33.16	-
Equity compensation plans approved by security holders(2)	198,210	$10.00	216,718
Equity compensation plans not approved by security holders(3)	25,000	$5.00	2,650,071
Total	628,229	$24.73	2,866,789

(1) Represents shares available for issuance under the 2012 Plan.

(2) Represents shares available for issuance under the 2023 Plan.

(3) Represents shares available for issuance under the ViralClear Plan

BioSig Technologies, Inc. 2012 Equity Incentive Plan (expired October 2022)

On October 19, 2012, our board of directors adopted the BioSig Technologies, Inc. 2012 Equity Incentive Plan (the “2012 Plan”), which provided for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants, to be granted from time to time as determined by our board of directors or its designees. The 2012 Plan was amended at various times to, among other things, increase the number of shares of our Common Stock authorized under the plan. The 2012 Plan expired by its terms on October 17, 2022. As of December 28, 2022, the number of shares issuable upon exercise of outstanding options and underlying restricted stock awards granted under the 2012 Plan was 410,799. The material features of the 2012 Plan are described below:

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

Share Authorization. Subject to certain adjustments, the maximum aggregate number of shares of our Common Stock that may be delivered pursuant to awards under the 2023 Plan is currently 216,718 shares, plus any Prior Plan Awards (as defined below), subject to adjustment in certain circumstances to prevent dilution or enlargement as described below. All of the shares available for issuance as an award under the 2023 Plan may be delivered pursuant to incentive stock options. “Prior Plan Awards” means (i) any awards granted pursuant to the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan or the BioSig Technologies, Inc. 2012 Equity Incentive Plan that are outstanding on the Effective Date and that, on or after the Effective Date, (x) expire or otherwise terminate without having been exercised in full or without Common Stock being issued pursuant to such awards, (y) are forfeited, or (z) are repurchased by us.

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

Eligibility. The 2023 Plan provides for awards to the outside directors, officers, employees, and contractors of the Company and our subsidiaries. As of April 15, 2024, there were 2 employees, 1 director, and approximately 5 consultants eligible to participate in the 2023 Plan. The Company’s current Section 16 executive officers and each member of our Board are among the individuals eligible to receive awards under the 2023 Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth information regarding the beneficial ownership of our voting securities as of April 15, 2024 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our named directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc, 55 Greens Farms Road 1st Floor Westport, Connecticut 06880. Percentage of common stock ownership is based on 11,198,174 shares of common stock issued and outstanding as of April 15, 2024. Percentage of Series C Preferred Stock ownership is based on 105 shares of Series C Preferred Stock issued and outstanding as of April 15, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of April 15, 2024 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned (1)		Percentage Class (1) (2)	Number of Shares of Series C Preferred Stock Beneficially Owned	Percentage Class (5)	Total Voting Power
5% Beneficial holder
Donald E. Garlikov	1,740,933	(3)	14.94%	—	—	11.46%
Directors and Named Executive Officers
Frederick D. Hrkac	564,501	(4)	5.01%	—	—	4.54%
All directors and executive officers as a group of one person	564,501		5.01%	—	—	4.54%
Series C Holders
Ray Weber	114,520	(6)	*	45	43%	*
StoneX C/F Raymond E Weber IRA	89,244	(7)	*	35	33%	*
Martin F. Sauer	63,745	(8)		25	24%	*

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 15, 2024, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 11,198,174 shares of common stock outstanding as of April 15, 2024.

(3)	Comprised of (i) 1,285,707 shares of common stock and (ii) warrants to purchase 455,226 shares of common stock.

(4)	Comprised of (i) 509,501 shares of common stock and (ii) options to purchase 55,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2024.

(5)	These percentages have been calculated based on 105 shares of Series C Preferred Stock outstanding as of April 15, 2024.

(6)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 15, 2024. Ray Weber may also be deemed beneficial owner of shares held by StoneX Group Inc C/F Raymond E Weber IRA. Mr. Weber’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(7)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 15, 2024. This stockholder’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(8)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 15, 2024. This stockholder’s address is 1028 Steeplechase Dr. Lancaster, PA 17601.

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

On March 22, 2022, as an investor, but before appointment to the Board of Directors, James Klein purchased 11,000 shares of our common stock and 11,000 warrants to purchase shares of our common stock at $14.00 as part of a registered direct offering. On November 3, 2022, we offered all warrant holders of the March 22, 2022 offering a reduction in exercise price from $14.00 to $2.50. On November 14, 2022, Mr. Klein exercised his 11,000 warrants for 11,000 shares of our common stock for net proceeds of $27,500.

On February 8, 2023, Mr. Buhaly, our former Chief Financial Officer participated in a private placement, acquiring 23,289 shares of the Company’s common stock and 11,645 warrants to acquire the Company’s common stock at an exercise price of $7.963, expiring August 8, 2028, for an investment of $200,000 as part of the February 8, 2023 offering.

On November 2, 2023, the Company appointed Mr. Hrkac, our then independent board member, as the new role of Executive Vice President. In connection with the appointment, the Company entered into a consulting agreement at a rate of $12,500 per month. In addition, on December 28, 2023, the Company granted an aggregate of 90,000 restricted stock units to the new Executive Vice President, vesting based on certain market conditions for services at a fair value of $426,780 and options to purchase 60,000 shares our common stock at an exercise price of $4.472 per share, vesting over six months at a fair value of $222,422.

Independent Directors

Due to the recent resignations of our board of directors, we currently do not have independent board members within the meaning of Rule 5605(a)(2) of the NASDAQ Listing Rules and the rules and regulations promulgated by the SEC. We plan to have independent directors in April 2024. In making independence determinations, our sole director seeks to identify and analyze all of the facts and circumstances related to any relationship between a director, his immediate family and our company and our affiliates and will not rely on categorical standards other than those contained in the NASDAQ rule referenced above.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firms

The following is a summary of the fees billed to us by Marcum LLP for professional services rendered in the years ended December 31, 2023 and 2022:

	2023	2022
Audit Fees	$154,875	$140,700
Audit-Related Fees	78,225	86,600
Tax Fees	-	-
Total Fees	$233,100	$227,300

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements are included herein:

(2)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.5 to the Form S-1/A filed on January 21, 2014)
3.5	Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-1/A filed on March 28, 2014)
3.6	Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 21, 2014)
3.7	Certificate of Sixth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 25, 2016)
3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)
3.15	Amendment No. 3 to the Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 8, 2023)
3.16	Certificate of Amendment of Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc., dated January 31, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 31, 2024)
4.1*	Description of Securities.

4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 24, 2020)
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2021)
4.4	Form of Common Stock Purchase Warrant dated March 22, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 24, 2022)
4.5	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 29, 2022)
4.6	Form of Common Stock Purchase Warrant dated December 27, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 28, 2022)
4.7	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.8	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.9	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.10	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.11	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.12	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.13	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.14	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.15	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.16	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.17	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)
4.18	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
4.19	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.20	Form of Laidlaw Warrant dated April 21 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 21, 2023)
4.21	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.22	Form of Laidlaw Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 22, 2023)
4.23	Form of Common Stock Purchase Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2023)
4.24	Form of Laidlaw Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 31, 2023)
4.25	Form of Common Stock Purchase Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 12, 2023)
4.26	Form of Laidlaw Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 12, 2023)
4.27	Form of Common Stock Purchase Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 27, 2023)
4.28	Form of Laidlaw Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 27, 2023)
4.29	Form of Common Stock Purchase Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 16, 2023)
4.30	Form of Laidlaw Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 16, 2023)
4.31	Form of Series A Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 13, 2023)
4.32	Form of Series B Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 13, 2023)

4.33	Form of Placement Agent Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on November 13, 2023)
4.34	Form of Common Stock Purchase Warrant dated January 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2024)
10.1	Common Stock Purchase Warrant of BioSig Technologies, Inc., dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (EP Software Warrant)
10.2	Common Stock Purchase Warrant of BioSig Technologies, Inc., dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (Tools Warrant)
10.3	Common Stock Purchase Warrant of NeuroClear Technologies, Inc., dated November 20, 2019, issued to Mayo Clinic Ventures
10.4	Form of Securities Purchase Agreement dated as of March 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2022)
10.5	Form of Securities Purchase Agreement dated as of November 18, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 21, 2022)
10.6	Form of Securities Purchase Agreement dated as of December 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2022)
10.7	Form of Securities Purchase Agreement dated as of January 10, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 17, 2023)
10.8	Form of Securities Purchase Agreement dated as of January 23, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 24, 2023)
10.9	Form of Securities Purchase Agreement dated as of January 25, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2023)
10.10	General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the amended Form 8-K filed on February 7, 2023)
10.11	Form of Securities Purchase Agreement dated as of February 3, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2023)
10.12+	BioSig Technologies, Inc. 2023 Long-Term Incentive Plan dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 9, 2023)
10.13	Form of Securities Purchase Agreement dated as of February 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 13, 2023)
10.14	Form of Securities Purchase Agreement dated as of March 14, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2023)
10.15	Form of Securities Purchase Agreement dated as of March 24, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2023)
10.16	Form of Securities Purchase Agreement dated as of April 18, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2023)
10.17	Form of Securities Purchase Agreement dated as of May 16, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2023)
10.18	Form of Securities Purchase Agreement dated as of June 30, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2023).
10.19	Form of Securities Purchase Agreement dated as of July 21, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 19, 2023).
10.20	Form of Securities Purchase Agreement dated as of July 31, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2023)

10.21	Form of Securities Purchase Agreement dated as of September 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 12, 2023)
10.22	Form of Securities Purchase Agreement dated as of September 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 27, 2023)
10.23	Form of Securities Purchase Agreement dated as of October 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2023)
10.24	Form of Securities Purchase Agreement dated as of November 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 13, 2023)
10.25+	First Amendment to the BioSig Technologies, Inc. 2023 Long-Term Incentive Plan effective as of December 18, 2023 (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on December 18, 2023)
10.26	Form of Securities Purchase Agreement dated as of January 12, 2024 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 12, 2024)
21.1	Subsidiary List of BioSig Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 15, 2021).
23.1*	Consent of Marcum LLP
31.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recovery Policy adopted November 6, 2023
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: April 16, 2024	By:	/s/ FREDERICK D. HRKAC
Frederick D. Hrkac
Principal Executive & Financial Officer

