Form 10-Q
period 2024-03-31
BioSig Technologies, Inc.
filed 2024-05-20
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 17, 2024, there were 12,476,413 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$416	$190
Accounts receivable	14	24
Employee advance	-	5
Net investment in leases, short term	90	103
Prepaid expenses and vendor deposits	220	206
Total current assets	740	528

Property and equipment, net	182	509

Right-to-use assets, net	335	412

Other assets:
Net investment in leases, long term	4	17
Patents, net	284	288
Other assets	44	44

Total assets	$1,589	$1,798

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $20 and $30 to related parties as of March 31, 2024 and December 31, 2023, respectively	$4,821	$4,116
Customer deposits	-	16
Dividends payable	103	101
Lease liability, short term	308	349
Total current liabilities	5,232	4,582

Long term liabilities:
Note payable-related party, long term	500	-
Lease liability, long term	60	103
Total long term liabilities	560	103

Total liabilities	5,792	4,685

Commitments and contingencies (Note 12)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of March 31, 2024 and December 31, 2023	105	105

Deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of March 31, 2024 and December 31, 2023 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 11,165,007 and 9,040,043 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	11	9
Additional paid in capital	244,085	241,988
Accumulated deficit	(248,417)	(245,015)
Total stockholders’ deficit attributable to BioSig Technologies, Inc.	(4,321)	(3,018)
Non controlling interest	13	26
Total deficit	(4,308)	(2,992)

Total liabilities and deficit	$1,589	$1,798

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Three months ended March 31,
	2024	2023
Revenue:
Service	$14	$5

Operating expenses:
Research and development	238	1,062
General and administrative	2,882	6,245
Impairment of long term assets	253	-
Depreciation and amortization	78	84
Total operating expenses	3,451	7,391

Loss from operations	(3,437)	(7,386)

Other income (expense):
Interest income, net	(3)	4
Other income (expense), net:	25	-

Loss before income taxes	(3,415)	(7,382)

Income taxes (benefit)	-	-

Net loss	(3,415)	(7,382)

Non-controlling interest	13	50

Net loss attributable to BioSig Technologies, Inc.	(3,402)	(7,332)

Preferred stock dividend	(2)	(2)
Preferred stock deemed dividend	(133)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,537)	$(7,334)

Net loss per common share, basic and diluted	$(0.36)	$(1.19)

Weighted average number of common shares outstanding, basic and diluted	9,856,261	6,186,666

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE MONTHS ENDED MARCH 31, 2024

(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)
Common stock issued for services	1,862,744	2	1,249	-	-	1,251
Sale of common stock and warrants	260,720	*	1,040	-	-	1,040
Stock based compensation	1,500	*	(190)	-	-	(190)
Accretion of deemed preferred stock dividend	-	-	133	-	-	133
Deemed preferred stock dividend	-	-	(133)	-	-	(133)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(3,402)	(13)	(3,415)
Balance, March 31, 2024 (unaudited)	11,165,007	$11	$244,085	$(248,417)	$13	$(4,308)

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE MONTHS ENDED MARCH 31, 2023

(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2022	5,505,068	$5	$216,282	$(215,974)	$(21)	$292
Common stock issued for services	116,750	*	1,097	-	-	1,097
Common stock issued in settlement of accounts payable	8,800	*	105	-	-	105
Sale of common stock and warrants, net transactional costs of $482	850,030	1	6,747	-	-	6,748
Stock based compensation	249,125	*	1,047	-	5	1,052
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,332)	(50)	(7,382)
Balance, March 31, 2023 (unaudited)	6,729,773	$6	$225,276	$(223,306)	$(66)	$1,910

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,415)	$(7,382)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78	84
Non-cash lease expense	77	71
Impairment of long-term assets	253	-
Equity based compensation	1,061	2,149
Changes in operating assets and liabilities:
Accounts receivable	10	(8)
Lease receivables	25	25
Employee advances	5	-
Inventory	-	(9)
Prepaid expenses and other	(13)	(151)
Deferred revenue	-	(5)
Customer deposits	(16)	8
Accounts payable and accrued expenses	705	(355)
Operating lease liabilities	(84)	(75)
Net cash used in operating activities	(1,314)	(5,648)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(45)
Net cash used in investing activity	-	(45)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of related party note payable	500	-
Proceeds from sale of common stock and warrants, net of issuance costs	1,040	6,748
Net cash provided by financing activities	1,540	6,748

Net increase in cash and cash equivalents	226	1,055

Cash, beginning of the period	190	357
Cash, end of the period	$416	$1,412

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of debt	$-	$105
Dividend payable on preferred stock charged to additional paid in capital	$2	$2
Series C convertible preferred stock deemed dividend	$133	$-

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of March 31, 2024 and December 31, 2023, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. At March 31, 2024 and December 31, 2023, the Company had a majority interest in BioSig AI of 84.5% (see Notes 9 and 11).

On January 28, 2024 and February 20, 2024, management of the Company commenced a workforce reduction intended to reduce significantly the annual cash burn which was completed as of February 20, 2024. The workforce reduction consisted of the departure of sixteen employees, effective as of January 31, 2024 and included the departure of John Sieckhaus, the Company’s Chief Operating Officer, and Gray Fleming, the Company’s Chief Commercial Officer and twenty-six employees effective February 20, 2024. The effect of the workforce reductions has significantly reduced operations in the short term. In connection with workforce reduction, the Company issued an aggregate of 85,244 shares of common stock with a fair value of $72,065 as severance.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

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

The Company appealed the foregoing determinations. The requested hearing before the Hearings Panel was held on May 7, 2024 and results are pending as of May 17, 2024. The Company believes we have met all requirements except for the shareholder equity requirement which it expects to meet shortly. The delisting results are pending the Company meeting requirements.

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

The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 16, 2024.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2024, the Company had cash of $0.4 million and working capital deficit of $4.5 million. During the three months ended March 31, 2024, the Company used net cash in operating activities of $1.3 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from sale of equity securities and issuance of debt. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

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

MARCH 31, 2024

(unaudited)

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

Revenue Recognition

The Company derives its revenue primarily from the sale of its medical device, the PURE EP™ System, and well as related support and maintenance services and software upgrade rentals in connection with the system.

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 842, Leases (“ASC 842”) for lease components and ASC 606, Revenue from Contracts with Customers (“ASC 606”) for non-lease components. For medical device sales and software rentals, the Company recognizes revenue under ASC 606.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP Platform is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrade rentals are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP Platform and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

In 2023, the Company entered into a one-year lease for software upgrade. The Company accounts for the lease in accordance with ASC 606.

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

A reconciliation of contract liabilities with customers for the three months ended March 31, 2024 and 2023, are presented below:

Three months ended March 31,2024:

	Balance at December 31, 2023 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at March 31, 2024 (000’s)
Service revenue	$-	$14	$(14)	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

Three months ended March 31,2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at March 31, 2023 (000’s)
Service revenue	$5	$-	$(5)	$-

The Company had one customer which accounts for 93% and 100% of our revenue in the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, the Company had three customers representing 33.6%, 30.8% and 35.6% of the outstanding accounts receivable and had three customers which accounts for approximately 62.3%, 19.6% and 18.0% of our outstanding accounts receivable at December 31, 2023.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP Platform for the three months ended March 31, 2024 and 2023.

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

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at March 31, 2024 and December 31, 2023. The Company believes that its reserve is adequate, however results may differ in future periods. For the three months ended March 31, 2024 and 2023, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At March 31, 2024 and December 31, 2023, deposits in excess of FDIC limits were $0.2 million and nil, respectively.

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

MARCH 31, 2024

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

Other Assets:

Other assets are comprised of the following:

	March 31, 2024 (000’s)	December 31, 2023 (000’s)
Security deposits	43	43
Trademarks	1	1
Total other assets	$44	$44

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

During the three months ended March 31, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations.

The Company did not recognize and record any impairments of long-lived assets used in operations during the three months ended March 31, 2023.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0.2 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

The computation of basic and diluted loss per share as of March 31, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2024	March 31, 2023
Series C convertible preferred stock	376,170	51,499
Options to purchase common stock	543,479	461,616
Warrants to purchase common stock	2,878,734	886,779
Restricted stock units to acquire common stock	605,000	43,084
Totals	4,403,383	1,442,978

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

MARCH 31, 2024

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended March 31, 2024 and 2023, the Company recorded amortization of $4,752 and $4,851 to current period operations, respectively.

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

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 84.48%; and the non-controlling stockholders’ interest is 30.92% and 15.52%, respectively as of March 31, 2024 and December 31, 2023. This is reflected in the consolidated statements of changes in equity.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), and ASC 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

Recent Accounting Pronouncements

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31, 2024 (000’s)	December 31, 2023 (000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Manufacturing equipment	-	372
Testing/Demo equipment	312	356
Leasehold improvements	84	84
Total	1,036	1,452
Less accumulated depreciation	(854)	(943)
Property and equipment, net	$182	$509

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

During the three months ended March 31, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253,411 impairment charge to current operations.

Depreciation expenses were $73,376 and $79,468 for the three months ended March 31, 2024 and 2023, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of March 31, 2024 and December 31, 2023, the Company had outstanding two leases with aggregate payments of $30,544 and $29,995 per month, respectively, expiring through July 31, 2025.

Right to use assets is summarized below:

	March 31, 2024 (000’s)	December 31, 2023 (000’s)
Right to use asset	$995	$995
Less accumulated amortization	(660)	(583)
Right to use assets, net	$335	$412

During the three months ended March 31, 2024 and 2023, the Company recorded $91,889 and $92,081 as lease expense to current period operations, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

Lease liability is summarized below:

	March 31, 2024 (000’s)	December 31, 2023 (000’s)
Total lease liability	$368	$452
Less: short term portion	(308)	(349)
Long term portion	$60	$103

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2024	278
Year ended December 31, 2025	106
Total	384
Less: Present value discount	(16)
Lease liability	$368

Lease expense for the three months ended March 31, 2024 and 2023 was comprised of the following:

	March 31, 2024 (000’s)	March 31, 2023 (000’s)
Operating lease expense	$77	$71
Short-term lease expense	7	6
Variable lease expense	8	15
Total	$92	$92

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

A reconciliation of lease receivables with customers for the three months ended March 31, 2024 and 2023 are presented below:

Three months ended March 31, 2024:

	Balance at December 31, 2023 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at March 31, 2024 (000’s)
Contract asset	$120	$-	$(30)	$-	$4	$94
Less current portion	(103)	-	(15)	-	(2)	(90)
Noncurrent portion	$17	$-	$(15)	-	$2	$4

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

Three months ended March 31, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at March 31, 2023 (000’s)
Contract asset	$221	$-	$(30)	$-	$4	$195
Less current portion	(101)	-	-	-	-	(101)
Noncurrent portion	$120	$-	$(30)	-	$4	$94

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2024	78
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	4
Total	95
Less: Present value discount	(1)
Net investment in leases	$94

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2024 and December 31, 2023 consist of the following:

	March 31, 2024 (000’s)	December 31, 2023 (000’s)
Accrued accounting and legal	$1,608	$1,277
Accrued reimbursements and travel	9	9
Accrued consulting	682	804
Accrued research and development expenses	812	802
Accrued marketing	334	333
Accrued office and other	704	290
Accrued payroll	672	601
	$4,821	$4,116

NOTE 8 – NOTE PAYABLE-RELATED PARTY

On March 7, 2024, the Company issued a promissory note for $500,000 to a significant shareholder/investor due March 7, 2026. The promissory note is unsecured and bears interest of twelve percent (12%) per annum, payable at maturity. The Company may prepay all or any portion of the promissory note at any time without penalty.

NOTE 9 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2024 and December 31, 2023, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of March 31, 2024 and December 31, 2023, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company had 105 shares of Series C Preferred stock issued and outstanding. During the three months ended March 31, 2024, the conversion price of the Series C Preferred stock was reset from $2.50 per share to $0.5302 per share. As such, the Company recorded a noncash deemed dividend of $132,931 during the three months ended March 31, 2024.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

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

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2024 and December 31, 2023, the Company had 11,165,007 and 9,040,043 shares issued and outstanding, respectively.

During the three months ended March 31, 2024, the Company issued an aggregate of 1,862,744 shares of common stock for services at a fair value of $1,250,595.

During the three months ended March 31, 2024, the Company issued an aggregate of 1,500 shares of common stock for vested restricted stock units.

At March 31, 2024, the Company accrued 75,000 shares of common stock due a consultant at an estimated fair value of $123,500.

Sale of common stock.

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

NOTE 10 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. At March 31, 2024, there were 259,968 shares available under the 2023 Long-Term Incentive Plan.

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

MARCH 31, 2024

(unaudited)

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The following table presents information related to stock options at March 31, 2024:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	103,610	6.2	69,762
10.00-19.99	174,150	3.4	76,216
20.00-29.99	85,538	0.1	76,757
30.00-39.99	32,748	0.1	32,748
40.00-49.99	79,842	0.6	79,631
50.00-59.99	14,414	0.1	14,414
60.00-69.99	33,405	0.7	33,405
70.00-79.99	15,772	0.8	15,772
Over 79.99	4,000	0.1	4,000
	543,479	2.5	402,705

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	603,229	$25.67	6.7	$-
Forfeited/expired	(59,750)	$20.92
Outstanding at March 31, 2024	543,479	$26.19	2.5	$-
Exercisable at March 31, 2024	402,705	$31.12	1.8	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $0.661 as of March 31, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three months ended March 31, 2024 and 2023 of $(2,682) and $257,187, respectively, was charged to current period operations. Unrecognized compensation expense of $178,967 at March 31, 2024 which the Company expects to recognize over a weighted average period of 0.31 years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at March 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$3.364	130,363	July 2029
$3.573	1,399,386	May 2025-November 2028
$4.066	25,000	November 2032
$4.455	113,005	June 2028
$4.466	48,980	November 2028
$4.6626	64,982	April 2029
$4.9252	56,307	March 2029
$4.929	76,997	March 2029
$5.1358	116,045	July 2028
$7.181	95,761	July 2028
$7.502	9,846	July 2028
$7.963	88,324	August 2028
$9.000	21,709	June 2027
$9.596	84,390	January 2029
$10.0992	19,118	August 2028
$10.26	51,705	September 2028
$10.4678	84,296	September 2028
$11.30	40,417	October 2028
$13.28	96,198	November 2028
$14.00	174,013	September 2025
$48.00	25,000	February 2025 to July 2026
$61.60	56,892	November 2027
	2,878,734

During the three months ended March 31, 2024, the Company issued warrants to purchase an aggregate of 130,363 shares of its common stock to investors at an exercise price of $3.364 per share that are exercisable six months after the date of issuance and will expire five and one half years after following the date of issuance.

A summary of the warrant activity for three months ended March 31, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,748,371	$7.40	3.7	$1,717,104
Issued	130,363	$3.36	5.3	-
Outstanding at March 31, 2024	2,878,734	$7.21	3.6	$-

Vested and expected to vest at March 31, 2024	2,878,734	$7.21	3.6	$-
Exercisable at March 31, 2024	2,683,389	$7.46	3.4	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $0.661 of March 31, 2024, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

The fair value of warrants issued for services during the three months ended March 31, 2024 and 2023 of $0 and was charged to current period operations. Unrecognized compensation expense of $0 at March 31, 2024.

Restricted Stock Units

The following table summarizes the restricted stock activity for the three months ended March 31, 2024:

Restricted shares issued as of January 1, 2024	163,250
Granted	500,000
Vested and issued	(1,500)
Forfeited	(56,750)
Total	605,000
Comprised of:
Vested restricted shares as of March 31, 2024	12,500
Unvested restricted shares as of March 31, 2024	592,500

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

On March 1, 2024, the Company granted 500,000 shares of its common stock to a key consultant, vesting in substantially equal monthly installments over one year, for services rendered, valued at $352,550.

Stock based compensation expense related to restricted stock grants was $(80,047) and $104,704 for the three months ended March 31, 2024 and 2023, respectively. The $(80,047) for the three months ended March 31, 2024 was the result of canceled unvested restricted stock units of terminated employees. As of March 31, 2024, the stock-based compensation relating to restricted stock of $634,367 remains unamortized.

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

ViralClear Options

The following table presents information related to stock options at March 31, 2024:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	0.25	25,000

The fair value of all options vesting during the three months ended March 31, 2024 of $0; and $0, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at March 31, 2024 will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at March 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the three months ended March 31, 2024:

Restricted shares outstanding at January 1, 2024:	1,078,679
Forfeited	(240,000)
Total restricted shares outstanding at March 31, 2024:	838,679

Comprised of:
Vested restricted shares as of March 31, 2024	678,679
Unvested restricted shares as of March 31, 2024	160,000
Total	838,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $0 and $14,535 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the stock-based compensation relating to restricted stock of $0 remains unamortized.

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at March 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

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

As of March 31, 2024 and December 31, 2023, the Company had a majority interest in ViralClear of 69.08%.

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

As of March 31, 2024 and December 31, 2023, the Company had a majority interest in BioSig AI of 84.5%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$(41)	$(3)	$(44)
Average Non-Controlling interest percentage of losses	32%	-%	30%
Net loss attributable to non-controlling interest	$(13)	$(0)	$(13)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$(161)	$-	$(161)
Average Non-Controlling interest percentage of profit/losses	31%	0%	31%
Net loss attributable to non-controlling interest	$(50)	$-	$(50)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2024	$(158)	$184	$26
Net loss attributable to non-controlling interest	(13)	-	(13)
Balance, March 31, 2024	$(171)	$184	$13

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At March 31, 2024 and December 31, 2023, accounts payable due under the contract was $4.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At March 31, 2024 and December 31, 2023, accounts payable due under the contract was $0.

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At March 31, 2024 and December 31, 2023, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At March 31, 2024 and December 31, 2023, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At March 31, 2024 and December 31, 2023, accounts payable due under the contract was $0.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

BioSig AI Sciences, Inc. – Consulting Agreement

On June 17, 2023, BioSig AI entered into an agreement with Reified Labs LLC (“Reified”) whereby Reified will work with the BioSig AI to develop datasets for the purpose of creating a foundational artificial intelligence platform. The agreement has a one-year term from the effective date and automatically renews for successive one year terms, unless terminated. On January 1, 2024, the contract was terminated.

BioSig AI is obligated to pay Reified a monthly consulting fee of $30,000. At March 31, 2024 December 31, 2023, accounts payable due under the contract was $90,000.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three months ended March 31, 2024 and 2023, the Company charged operations $21,694 and $65,919, respectively, for contributions under the 401(k) Plan.

Purchase commitments.

As of March 31, 2024, the Company had aggregate purchase commitments of approximately $1,759,385 for future services or products, some of which are subject to modification or cancellations.

Litigation

Threatened litigation.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

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

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended March 31, 2024 (000’s)	Three Months Ended March 31, 2023 (000’s)
Revenues (from external customers)
BioSig	$14	$5
ViralClear	-	-
BioSig AI Sciences	-	-
	$14	$5

	Three Months Ended March 31, 2024 (000’s)	Three Months Ended March 31, 2023 (000’s)
Operating Expenses:
BioSig	$3,407	$7,230
ViralClear	41	161
BioSig AI Sciences	3	-
	$3,451	$7,391

	Three Months Ended March 31, 2024 (000’s)	Three Months Ended March 31, 2023 (000’s)
Loss from Operations
BioSig	$(3,391)	$(7,225)
ViralClear	(41)	(161)
BioSig AI Sciences	(3)	-
	$(3,437)	$(7,386)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

(unaudited)

	March 31, 2024 (000’s)	December 31, 2023 (000’s)
Total Assets
BioSig	$821	$485
ViralClear	(542)	-
BioSig AI Sciences	1,310	1,313
	$1,589	$1,798

NOTE 14 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of March 31, 2024 and December 31, 2023 was $20,000 and $30,000, respectively.

On March 1, 2024, the Company issued 500,000 shares of common stock to Frederick D Hrkac, Chief Executive Officer and Chairman of the Board of Directors in exchange for consulting services with a fair value of $352,550, pursuant to a consulting agreement dated March 1, 2024.

On March 7, 2024, the company issued a promissory note to a significant shareholder for $500,000 (See Note 8.)

NOTE 15 – SUBSEQUENT EVENTS

On April 1, 2024, the Company granted 200,000 restricted stock units for shares of its common stock to employees, vesting in substantially equal monthly installments over one year.

On April 1, 2024, the Company issued 41,667 shares of its common stock for vested restricted stock units.

On April 16, 2024, the Company issued 278,000 shares of its common stock to consultants for services rendered valued at $419,780.

On May 1, 2024, the Company granted 200,000 restricted stock units for shares of its common stock to employees of which 150,000 shares were fully vested at the time of grant and 50,000 shares vest monthly over one year in substantially equal monthly installments.

On May 1, 2024, the Company issued 58,333 shares of its common stock for vested restricted stock units.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the Investors an aggregate of 783,406 shares of the Company’s common stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder has agreed to convert it into shares of common stock and warrants under the Purchase Agreement as described above. (See Note 9).

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

The Company appealed the foregoing determinations. The requested hearing before the Hearings Panel was held on May 7, 2024 and results are pending as of May 17, 2024.

On May 6, 2024, the Company received a letter from the Staff stating that the Company has regained compliance with the bid price requirements in Listing Rule 5550(a)(2) because the bid price of the common stock closed at or above $1.00 per share for a period of 20 consecutive business days, from April 8, 2024 to May 3, 2024.

Delisting from Nasdaq Stock Market could negatively impact the Company’s ability to raise additional financing to fund future operations.

Private Placement:

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the Investors an aggregate of 783,406 shares of the Company’s common stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder has agreed to convert it into shares of common stock and warrants under the Purchase Agreement as described above. (See Note 8).

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

On April 30, 2024, the board of directors appointed former advisory board member and consultant, Anthony Amato as a director, president, chief executive officer and principal executive officer, effective immediately. In connection with the appointment of Mr. Amato, Mr. Hrkac tendered his resignation as president and principal executive officer effective as of the same date, however, will continue to serve as a director and acting chief financial officer.

On May 2, 2024, the board of directors appointed Mr. Chris Baer as a director on the Board.

On May 3, 2024, the board of directors appointed Messrs. Steven E. Abelman and Donald F. Browne as directors on the board.

Currently, the Company has 8 employees and 4 key consultants. Dependent upon funding, the Company would plan on hiring a team of 4-6 persons to execute the business development strategy of finding partners for the commercialization of PURE EP, develop new products in the field of Pulse Field Ablation and to continue to integrate PURE EP into today’s lab equipment.

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

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended March 31, 2024 was $14, comprised of recognized service revenue, as compared to $5, comprised of recognized service revenue for the three months ended March 31, 2023.

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

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2024 were $238, a decrease of $824, or 77.6%, from $1,062 for the three months ended March 31, 2023. The decrease is primarily due to decreases in payroll, consulting, Data/AI development and research and clinical studies and design work to $213 for the three months ended March 31, 2024 as compared to $1,001 for the three months ended March 31, 2023 primarily in the BioSig Technologies segment, a decrease of $788 or 78.7%.

Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2024	March 31, 2023
Salaries and equity compensation	$173	$798
Consulting expenses	-	7
Research and clinical studies and design work	40	159
Data/AI development	-	37
Regulatory	2	12
Travel, supplies, other	23	49
Total	$238	$1,062

Stock based compensation for research and development personnel was $(58) and $90 for the three months ended March 31, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2024 were $2882, a decrease of $3,363 or 53.9%, from $6,245 incurred in the three months ended March 31, 2023. This decrease is primarily due to a decrease in employee and service provider (stock-based) performance pay in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses decreased to $541 in the current period from $2,086 for the three months ended March 31, 2023, a decrease of $1,545, or 74.1%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $1,119 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended March 31, 2024 as compared to $2,044 in stock-based compensation for the same period in 2023.

Professional services for the three months ended March 31, 2024 totaled $262, a decrease of $160, or 37.9%, over the $422 recognized for the three months ended March 31, 2023. Of professional services, legal fees totaled $158 for the three months ended March 31, 2024; a decrease of $109, or 40.8%, from $267 incurred for the three months ended March 31, 2023. The decrease in legal fees are primarily due to lower costs incurred in 2024 for contract work and patent filings for the BioSig Technologies segment as compared to the three months ended March 31, 2023. Accounting fees incurred in the three months ended March 31, 2024 amounted to $49, a decrease of $27, or 35.5%, from $76 incurred in same period last year. In 2023, we incurred added accounting fees relating to financing in our BioSig Technologies segment.

Consulting, public and investor relations fees for the three months ended March 31, 2024 were $225 as compared to $945 incurred for the three months ended March 31, 2023, a decrease of $720, or 76.2%. The decrease primarily related to a reduction in investor relations, marketing and consulting during the three months ended March 31, 2024 as compared to the same period, last year.

Travel, meals and entertainment costs for the three months ended March 31, 2024 were $29, a decrease of $170, or 85.4%, from $199 incurred in the three months ended March 31, 2023. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2024 was due to staff reductions in 2024 as compared to 2022.

Rent for the three months ended March 31, 2024 and 2023 both totaled $92.

Impairment of Long Term Assets. During the three months ended March 31, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $254 impairment charge to current operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2024 totaled $78, a decrease of $6, or 7.1%, over the expense of $84 incurred in the three months ended March 31, 2023, as a result aging of equipment.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2024 totaled $135, an increase of $133 over the expense of $2 incurred in the three months ended March 31, 2023. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.5302 in during the three months ended March 31, 2024, therefore we recorded a noncash deemed preferred stock dividend of $133 in the current period.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2024 was $3,537 compared to a net loss of $7,334 for the three months ended March 31, 2023.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 are detailed in Note 13 of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources and Going Concern ($000’s)

As of March 31, 2024, we had a working capital deficit of $4,492, comprised of cash of $416, accounts receivable of $14, current portion of net investments in leases of $90 and prepaid expenses and other current assets of $220, which was offset by $4,821 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $103 and of current portion of lease liability of $308. For the three months ended March 31, 2024, we used $1,314 of cash in operating activities and nil of cash in investing activities.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023 (000’s)

Cash provided by financing activities totaled $1,540, comprised of proceeds from the sale of our common stock and warrants, net of expenses, of $1,040 and proceeds from issuance of a related party note of $500.

In the comparable period in 2023, our aggregate cash provided by financing activities totaled $6,748 comprised of proceeds from the sale of our common stock and warrants. At March 31, 2024, we had cash of $416 compared to $1,412 at March 31, 2023. Our cash is held in bank deposit accounts. At March 31, 2024 and March 31, 2023, we had no convertible debentures outstanding.

Cash used in operations for the three months ended March 31, 2024 and 2023 was $1,314 and $5,648, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted in reduced operating costs, general and administrative expenses in 2024 and with net decreases in our operating assets of $38 and a net increase in our operating liabilities of $332.

We used nil cash for investing activities for the three months ended March 31, 2024, compared to $45 for the three months ended March 31, 2023. For the comparable period, we purchased computers and other equipment.

We had an accumulated deficit as of March 31, 2024 of $248.0 million, as well as a net loss attributable to BioSig of $3.4 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP Platform) reach full commercial profitability.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of March 31, 2024, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

Equity Financing

On January 12, 2024, we entered into a securities purchase agreement with certain accredited and institutional investors, pursuant to which we sold to the investors an aggregate of 260,720 shares of our common stock and warrants to purchase up to 130,363 shares of common stock, at a purchase price of $3.989 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $3.364 per share, will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were $1,040,000.

On May 1, 2024, we entered into a securities purchase agreement with certain accredited investors, pursuant to which we sold to the Investors an aggregate of 783,406 shares of our common stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder has agreed to convert it into shares of common stock and warrants under the purchase agreement as described above. (See Below).

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

On May 1, 2024, we converted the promissory note and related accrued interest of $509,165 into 348,624 shares of common stock and warrants to purchase 174,312 shares of common stock at $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2024, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, and (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 4, 2023, we received a threat of litigation for the termination of employment with the Company alleging the termination of employment was in retaliation for bringing to the attention of the Company’s board of directors and executives a series of wrongful and questionable practices by members of the Company’s board of directors, Chief Executive Officer and Chief Financial Officer. The claimant sought compensation of in the amount of $775,782. After an investigation conducted by the Board and guidance of legal counsel, it was concluded that the claim was without merit.

On February 22, 2024, we received a threat of litigation seeking restitution for losses resulting from unlawful actions taken by the Company’s board of directors. The claimant contends that he and others have sustained losses totaling $1,440,000. On March 22, 2024, the claimant sent another letter to the Company referencing the previous letter and requesting several documents. The Company believes that these claims are without merit.

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

ITEM 1A. RISK FACTORS

The following description of risk factors includes any material changes to risk factors associated with our business, financial condition and results of operations previously disclosed in Item 1A. “Risk Factors” of our annual report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 16, 2024. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

We appealed the foregoing determinations. The requested hearing before the Hearings Panel was held on May 7, 2024 and the results are pending as of May 17, 2024.

On May 6, 2024, the Company received a letter from the Staff stating that the Company has regained compliance with the bid price requirements in Listing Rule 5550(a)(2) because the bid price of the common stock closed at or above $1.00 per share for a period of 20 consecutive business days, from April 8, 2024 to May 3, 2024.

On May 17, 2024, the closing price of our Common Shares reported on the Nasdaq Capital Market was $1.65. We may need to seek to effect a reverse stock split of our common stock in order to attempt to continue to comply with the Nasdaq minimum bid price requirements, which could occur in the near term, but requires stockholder approval, of which there can be no assurance. We may be unable to complete a reverse stock split, and even if we do, we may still be unable to meet the minimum bid price requirement, and we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 11, 2024, BioSig Technologies, Inc. issued 45,000 shares of common stock to J. Safier Enterprises LLC in exchange for consulting services with a fair value of $130,950, pursuant to a consulting agreement dated January 11, 2024.

On January 16, 2024, BioSig Technologies, Inc. issued 32,500 shares of common stock to Paul Silverberg exchange for consulting services with a fair value of $96,200, pursuant to a consulting agreement dated January 16, 2024.

On February 5, 2024, BioSig Technologies, Inc. issued an aggregate of 85,244 shares of common stock to six former employees as part of a separation agreement with a fair value of $72,065.

On March 1, 2024, BioSig Technologies, Inc. issued 500,000 shares of common stock to Frederick D Hrkac, Chief Executive Officer and Chairman of the Board of Directors in exchange for consulting services with a fair value of $352,550, pursuant to a consulting agreement dated March 1, 2024.

On March 1, 2024, BioSig Technologies, Inc. issued 300,000 shares of common stock to Todd Adler in exchange for consulting services with a fair value of $211,530, pursuant to a consulting agreement dated March 1, 2024.

On March 1, 2024, BioSig Technologies, Inc. issued 500,000 shares of common stock to Anthony Amato in exchange for consulting services with a fair value of $352,550, pursuant to a consulting agreement dated March 1, 2024.

On March 1, 2024, BioSig Technologies, Inc. issued 300,000 shares of common stock to Lora Mikolaitis in exchange for consulting services with a fair value of $211,530, pursuant to a consulting agreement dated March 1, 2024.

On March 1, 2024, BioSig Technologies, Inc. issued restricted stock award for 500,000 shares of common stock vesting in substantially equal monthly installments over one year to Zachary Koch in exchange for consulting services with a fair value of $352,550, pursuant to a consulting agreement dated March 1, 2024.

On March 15, 2024, BioSig Technologies, Inc. issued 100,000 shares of common stock to Alchemist Assets in exchange for consulting services with a fair value of $53,020, pursuant to a consulting agreement dated March 15, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.5 to the Form S-1/A filed on January 21, 2014)
3.5	Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-1/A filed on March 28, 2014)
3.6	Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 21, 2014)
3.7	Certificate of Sixth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 25, 2016)
3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)

3.15	Amendment No. 3 to the Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 8, 2023)
3.16	Certificate of Amendment of Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc., dated January 31, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 31, 2024)
4.1	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 24, 2020)
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2021)
4.3	Form of Common Stock Purchase Warrant dated March 22, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 24, 2022)
4.4	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 29, 2022)
4.5	Form of Common Stock Purchase Warrant dated December 27, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 28, 2022)
4.6	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.7	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.8	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.9	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.10	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.11	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.12	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.13	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.14	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.15	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.16	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)
4.17	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
4.18	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.19	Form of Laidlaw Warrant dated April 21 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 21, 2023)
4.20	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.21	Form of Laidlaw Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 22, 2023)
4.22	Form of Common Stock Purchase Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2023)
4.23	Form of Laidlaw Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 31, 2023)
4.24	Form of Common Stock Purchase Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 12, 2023)
4.25	Form of Laidlaw Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 12, 2023)
4.26	Form of Common Stock Purchase Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 27, 2023)

4.27	Form of Laidlaw Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 27, 2023)
4.28	Form of Common Stock Purchase Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 16, 2023)
4.29	Form of Laidlaw Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 16, 2023)
4.30	Form of Series A Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 13, 2023)
4.31	Form of Series B Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 13, 2023)
4.32	Form of Placement Agent Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on November 13, 2023)
4.33	Form of Common Stock Purchase Warrant dated January 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2024)
4.34	Form of Common Stock Purchase Warrant dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 7, 2024)
10.1	Form of Securities Purchase Agreement dated as of March 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2022)
10.2	Form of Securities Purchase Agreement dated as of November 18, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 21, 2022)
10.3	Form of Securities Purchase Agreement dated as of December 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2022)
10.4	Form of Securities Purchase Agreement dated as of January 10, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 17, 2023)
10.5	Form of Securities Purchase Agreement dated as of January 23, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 24, 2023)
10.6	Form of Securities Purchase Agreement dated as of January 25, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2023)
10.7	General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the amended Form 8-K filed on February 7, 2023)
10.8	Form of Securities Purchase Agreement dated as of February 3, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2023)
10.9+	BioSig Technologies, Inc. 2023 Long-Term Incentive Plan dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 9, 2023)
10.10	Form of Securities Purchase Agreement dated as of February 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 13, 2023)
10.11	Form of Securities Purchase Agreement dated as of March 14, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2023)

10.12	Form of Securities Purchase Agreement dated as of March 24, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2023)
10.13	Form of Securities Purchase Agreement dated as of April 18, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2023)
10.14	Form of Securities Purchase Agreement dated as of May 16, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2023)
10.15	Form of Securities Purchase Agreement dated as of June 30, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2023).
10.16	Form of Securities Purchase Agreement dated as of July 21, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 19, 2023).
10.17	Form of Securities Purchase Agreement dated as of July 31, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2023)
10.18	Form of Securities Purchase Agreement dated as of September 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 12, 2023)
10.19	Form of Securities Purchase Agreement dated as of September 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 27, 2023)
10.20	Form of Securities Purchase Agreement dated as of October 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2023)
10.21	Form of Securities Purchase Agreement dated as of November 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 13, 2023)
10.22+	First Amendment to the BioSig Technologies, Inc. 2023 Long-Term Incentive Plan effective as of December 18, 2023 (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on December 18, 2023)
10.23	Form of Securities Purchase Agreement dated as of January 12, 2024 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 12, 2024)
10.24	Form of Securities Purchase Agreement dated as of May 1, 2024 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 7, 2024)
21.1	Subsidiary List of BioSig Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 15, 2021)
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: May 20, 2024	By:	/s/ Anthony Amato
Anthony Amato
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Frederick D. Hrkac
Frederick D. Hrkac
Acting Chief Financial Officer (Principal Accounting Officer)

