Form 10-Q
period 2024-06-30
BioSig Technologies, Inc.
filed 2024-08-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12424 Wilshire Blvd Suite 745 Los Angeles, CA	90025
(Address of principal executive office)	(Zip Code)

(203) 409-5444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 13, 2024, there were 16,278,346 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$2,104	$190
Accounts receivable	54	24
Employee advance	-	5
Net investment in leases, short term	65	103
Prepaid expenses and vendor deposits	163	206
Total current assets	2,386	528

Property and equipment, net	137	509

Right-to-use assets, net	257	412

Other assets:
Net investment in leases, long term	4	17
Patents, net	279	288
Other assets	44	44

Total assets	$3,107	$1,798

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $15 and $30 to related parties as of June 30, 2024 and December 31, 2023, respectively	$2,604	$4,116
Customer deposits	-	16
Dividends payable	105	101
Lease liability, short term	267	349
Total current liabilities	2,976	4,582

Long term liabilities:
Lease liability, long term	15	103
Total long term liabilities	15	103

Total liabilities	2,991	4,685

Commitments and contingencies (Note 12)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of June 30, 2024 and December 31, 2023	105	105

Deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of June 30, 2024 and December 31, 2023 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 15,110,846 and 9,040,043 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	15	9
Additional paid in capital	252,311	241,988
Accumulated deficit	(252,332)	(245,015)
Total stockholders’ deficit attributable to BioSig Technologies, Inc.	(6)	(3,018)
Non-controlling interest	17	26
Total equity (deficit)	11	(2,992)

Total liabilities and equity (deficit)	$3,107	$1,798

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Revenue:
Service	$13	$-	$27	$5
Total revenue	13	-	27	5

Operating expenses:
Research and development	342	1,709	580	2,771
General and administrative	4,914	9,107	7,796	15,352
Impairment of long term assets	-	-	253	-
Depreciation and amortization	49	92	127	176
Total operating expenses	5,305	10,908	8,756	18,299

Loss from operations	(5,292)	(10,908)	(8,729)	(18,294)

Other income (expense):
Interest income, net	(5)	3	(8)	7
Gain on settlement and forgiveness of accounts payable	1,388	-	1,388	-
Other income (expense), net:	(2)	(225)	23	(225)

Loss before income taxes	(3,911)	(11,130)	(7,326)	(18,512)

Income taxes (benefit)	-	-	-	-

Net loss	(3,911)	(11,130)	(7,326)	(18,512)

Non-controlling interest	(4)	37	9	87

Net loss attributable to BioSig Technologies, Inc.	(3,915)	(11,093)	(7,317)	(18,425)

Preferred stock dividend	(3)	(3)	(5)	(5)
Preferred stock deemed dividend	-	-	(133)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(3,918)	$(11,096)	$(7,455)	$(18,430)

Net loss per common share, basic and diluted	$(0.30)	$(1.58)	$(0.65)	$(2.80)

Weighted average number of common shares outstanding, basic and diluted	12,916,272	7,028,156	11,386,266	6,587,850

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2024

(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)
Common stock issued for services	1,862,744	2	1,249	-	-	1,251
Sale of common stock and warrants	260,720	*	1,040	-	-	1,040
Stock based compensation	1,500	*	(190)	-	-	(190)
Accretion of deemed preferred stock dividend	-	-	133	-	-	133
Deemed preferred stock dividend	-	-	(133)	-	-	(133)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(3,402)	(13)	(3,415)
Balance, March 31, 2024 (unaudited)	11,165,007	$11	$244,085	$(248,417)	$13	$(4,308)
Common stock issued for services	278,000	*	420	-	-	420
Sale of common stock and warrants, net transactional costs	434,782	1	635	-	-	636
Common stock issued in exchange for principal and accrued interest on a note payable	348,624	*	509	-	-	509
Sale of common stock and warrants, net transactional costs	1,570,683	2	2,532	-	-	2,534
Stock issued as forgiveness of accounts payable	75,000	*	122	-	-	122
Stock based compensation	1,238,750	1	4,011	-	-	4,012
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(3,915)	4	(3,911)
Balance, June 30, 2024 (unaudited)	15,110,846	$15	$252,311	$(252,332)	$17	$11

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2023

(In Thousands, Except Par Value and Share Amounts)

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2022	5,505,068	$5	$216,282	$(215,974)	$(21)	$292
Common stock issued for services	116,750	*	1,097	-	-	1,097
Common stock issued in settlement of accounts payable	8,800	*	105	-	-	105
Sale of common stock and warrants, net transactional costs of $482	850,030	1	6,747	-	-	6,748
Stock based compensation	249,125	*	1,047	-	5	1,052
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,332)	(50)	(7,382)
Balance, March 31, 2023 (unaudited)	6,729,773	$6	$225,276	$(223,306)	$(66)	$1,910
Common stock issued for services	385,434	*	4,811	-	-	4,811
Sale of common stock and warrants, net transactional costs of $201	259,090	1	3,245	-	-	3,245
Sale of subsidiary stock	-	-	1,379	-	188	1,567
Common stock issued for exercise of warrants cashless	4,360	*	-	-	-	-
Stock based compensation	11,083	*	(73)	-	4	(69)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(11,093)	(37)	(11,130)
Balance, June 30, 2023 (unaudited)	7,389,740	$7	$234,635	$(234,399)	$89	$331

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,326)	$(18,512)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	127	176
Non-cash lease expense	155	144
Non-cash inventory write-down	-	1,307
Impairment of long-term assets	253	-
Gain on settlement and forgiveness of accounts payable	1,388	-
Equity based compensation	5,493	6,891
Changes in operating assets and liabilities:
Accounts receivable	(30)	(12)
Lease receivables	51	50
Employee advances	5	(5)
Inventory	-	(19)
Prepaid expenses and other	42	(564)
Deferred revenue	-	(5)
Customer deposits	(7)	-
Accounts payable and accrued expenses	(2,776)	159
Operating lease liabilities	(170)	(153)
Net cash used in operating activities	(2,795)	(10,543)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(122)
Net cash used in investing activity	-	(122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of related party note payable	500	-
Proceeds from sale of common stock and warrants, net of issuance costs	4,209	9,993
Proceeds from the sale of subsidiary stock to non-controlling interest, net of issuance costs	-	1,567
Net cash provided by financing activities	4,709	11,560

Net increase in cash and cash equivalents	1,914	895

Cash, beginning of the period	190	357
Cash, end of the period	$2,104	$1,252

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of accounts payable	$122	$105
Dividend payable on preferred stock charged to additional paid in capital	$5	$5
Series C convertible preferred stock deemed dividend	$133	$-
Common stock issued for conversion of note payable and accrued interest	$509	$-

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

On November 7, 2018, the Company formed a subsidiary under the laws of the State of Delaware originally under the name of NeuroClear Technologies, Inc. which was renamed to ViralClear Pharmaceuticals, Inc. (“ViralClear”) in March 2020. The subsidiary was established to pursue additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology, and subsequently in 2020, was repurposed to develop merimepodib, a broad-spectrum anti-viral agent that showed potential for the treatment of COVID-19. Since late 2020, ViralClear had been realigned with its original objective of pursuing additional applications of the PURE EP™ signal processing technology outside of cardiac electrophysiology.

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of June 30, 2024 and December 31, 2023, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. At June 30, 2024 and December 31, 2023, the Company had a majority interest in BioSig AI of 84.5% (see Notes 9 and 11).

The Company continues to evaluate opportunities for the two subsidiaries.

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

On March 5, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company has not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market LLC (“Nasdaq”), and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the Staff’s delisting determination. On March 12, 2024, the Company received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers (see below).

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met. The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from Nasdaq, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. The Company appealed the foregoing determinations. The requested hearing before the Hearings Panel was held on May 7, 2024 and results are pending as of May 17, 2024.

On June 10, 2024, the Company received formal notice that the Nasdaq Hearings Panel had determined to delist the Company’s common stock from Nasdaq due to the Company’s continued non-compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on Nasdaq. As a result, trading in the Company’s common stock will be suspended on Nasdaq effective with the open of business on Wednesday, June 12, 2024. The Company’s common stock should be eligible to trade on the OTC Markets’ Pink Current Information tier under symbol “BSGM” effective with the open of trading on Wednesday, June 12, 2024. The Company seeked the Panel’s reconsideration of its decision in accordance with the Nasdaq Listing Rules

On June 24, 2024, the Company was notified by Nasdaq that the Nasdaq Hearings Panel had declined to reconsider its decision dated June 10, 2024 to delist the Company’s common stock from Nasdaq (the “Delisting Decision”). Trading in the Company’s securities was suspended on Nasdaq effective with the open of business on June 12, 2024, at which point the Company’s common stock was eligible to trade on the OTC Market’s Pink Current Information tier.

On July 10, 2024, the Company filed a submission in support of an appeal to the Delisting Decision to the Nasdaq Listing and Hearing Review Council and is currently awaiting a decision.

On July 23, 2024, the Company commenced trading of its common stock on the OTCQB, operated by OTC Markets Group, Inc.

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 16, 2024.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2024, the Company had cash of $2.1 million and working capital deficit of $0.6 million. During the six months ended June 30, 2024, the Company used net cash in operating activities of $2.8 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

A reconciliation of contract liabilities with customers for the six months ended June 30, 2024 and 2023, are presented below:

Six months ended June 30,2024:

	Balance at December 31, 2023 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at June 30, 2024 (000’s)
Service revenue	$-	$27	$(27)	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Six months ended June 30, 2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at June 30, 2023 (000’s)
Service revenue	$5	$-	$(5)	$-

The Company had one customer which accounts for 100% of our revenue in the three months ended June 30, 2024 and 2023, respectively.

The Company had one customer which accounts for 96% and 100% of our revenue in the six months ended June 30, 2024 and 2023, respectively.

At June 30, 2024, the Company had three customers representing 34.9%, 31.9% and 23.9% of the outstanding accounts receivable and had three customers which accounts for approximately 62.3%, 19.6% and 18.0% of our outstanding accounts receivable at December 31, 2023.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP Platform for the three and six months ended June 30, 2024 and 2023.

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

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at June 30, 2024 and December 31, 2023. The Company believes that its reserve is adequate, however results may differ in future periods. For the three and six months ended June 30, 2024 and 2023, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At June 30, 2024 and December 31, 2023, deposits in excess of FDIC limits were $1.85 million and nil, respectively.

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

JUNE 30, 2024

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

JUNE 30, 2024

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

During the three and six months ended June 30, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $0 and $253 impairment charge to current operations during the three and six months ended June 30, 2024. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and six months ended June 30, 2023.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0.3 million and $1.7 million for the three months ended June 30, 2024 and 2023, respectively. The Company incurred research and development expenses of $0.6 million and $2.8 million for the six months ended June 30, 2024 and 2023, respectively.

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

The computation of basic and diluted loss per share as of June 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30, 2024	June 30, 2023
Series C convertible preferred stock	532,425	50,923
Options to purchase common stock	118,700	530,965
Warrants to purchase common stock	4,951,068	1,017,282
Restricted stock units to acquire common stock	1,541,250	58,000
Totals	7,143,443	1,657,170

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

JUNE 30, 2024

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended June 30, 2024 and 2023, the Company recorded amortization of $4,752 and $4,752 to current period operations, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded amortization of $9,504 and $9,603 to current period operations, respectively.

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

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 84.48%; and the non-controlling stockholders’ interest is 30.92% and 15.52%, respectively as of June 30, 2024 and December 31, 2023. This is reflected in the consolidated statements of changes in equity.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), and ASC 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30, 2024 (000’s)	December 31, 2023 (000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Manufacturing equipment	-	372
Testing/Demo equipment	312	356
Leasehold improvements	84	84
Total	1,036	1,452
Less accumulated depreciation	(899)	(943)
Property and equipment, net	$137	$509

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

During the three and six months ended June 30, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $0 and $253,411 impairment charge to current operations during the three and six months ended June 30, 2024.

Depreciation expenses were $43,837 and $86,680 for the three months ended June 30, 2024 and 2023, respectively. Depreciation expenses were $117,213 and $166,148 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of June 30, 2024 and December 31, 2023, the Company had outstanding two leases with aggregate payments of $30,544 and $29,995 per month, respectively, expiring through July 31, 2025.

On July 8, 2024, the Company terminated a lease for $60,000 that the Company originally entered into on August 3, 2021.

Right to use assets is summarized below:

	June 30, 2024 (000’s)	December 31, 2023 (000’s)
Right to use asset	$995	$995
Less accumulated amortization	(738)	(583)
Right to use assets, net	$257	$412

During the three months ended June 30, 2024 and 2023, the Company recorded $71,928 and $93,057 as lease expense to current period operations, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded $162,715 and $184,577 as lease expense to current period operations, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Lease liability is summarized below:

	June 30, 2024 (000’s)	December 31, 2023 (000’s)
Total lease liability	$282	$452
Less: short term portion	(267)	(349)
Long term portion	$15	$103

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2024	186
Year ended December 31, 2025	106
Total	292
Less: Present value discount	(10)
Lease liability	$282

Lease expense for the three months ended June 30, 2024 and 2023 was comprised of the following:

	June 30, 2024 (000’s)	June 30, 2023 (000’s)
Operating lease expense	$68	$84
Short-term lease expense	4	7
Variable lease expense	-	2
Total	$72	$93

Lease expense for the six months ended June 30, 2024 and 2023 was comprised of the following:

	June 30, 2024 (000’s)	June 30, 2023 (000’s)
Operating lease expense	$143	$168
Short-term lease expense	12	14
Variable lease expense	8	3
Total	$163	$185

NOTE 6 – LEASE RECEIVABLES

In 2022, the Company entered into two leases for our PURE EP Platform at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an additional one year. The leases also have an option to purchase at the end of the lease at the fair market value.

The Company determined the leases meet the criteria of a sales-type lease whereby the present value of the future expected revenue (less the present value of the estimated unguaranteed residual value), cost of sales and profit and loss are recognized at the lease inception. The discount rate utilized was the contract explicit rate of 2% per annum. The present value of the unguaranteed residual assets of $4 is included in net investment in leases in the balance sheet.

A reconciliation of lease receivables with customers for the six months ended June 30, 2024 and 2023 are presented below:

Six months ended June 30, 2024:

	Balance at December 31, 2023 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at June 30, 2024 (000’s)
Contract asset	$120	$-	$(55)	$-	$4	$69
Less current portion	(103)	-	40	-	(2)	(65)
Noncurrent portion	$17	$-	$(15)	-	$2	$4

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Six months ended June 30, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at June 30, 2023 (000’s)
Contract asset	$221	$-	$(53)	$-	$3	$171
Less current portion	(101)	-	(1)	-	-	(102)
Noncurrent portion	$120	$-	$(54)	-	$3	$69

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2024	53
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	4
Total	70
Less: Present value discount	(1)
Net investment in leases	$69

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at June 30, 2024 and December 31, 2023 consist of the following:

	June 30, 2024 (000’s)	December 31, 2023 (000’s)
Accrued accounting and legal	$1,259	$1,277
Accrued reimbursements and travel	-	9
Accrued consulting	152	804
Accrued research and development expenses	467	802
Accrued marketing	62	333
Accrued office and other	414	290
Accrued payroll	250	601
	$2,604	$4,116

NOTE 8 – NOTE PAYABLE-RELATED PARTY

On March 7, 2024, the Company issued a promissory note for $500,000 to a significant shareholder/investor due March 7, 2026. The promissory note was unsecured and bears interest of twelve percent (12%) per annum, payable at maturity. The Company had the option to prepay all or any portion of the promissory note at any time without penalty. See Note 9 – Stockholder Equity for details related to the full conversion of the promissory note for common stock on May 1, 2024.

NOTE 9 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2024 and December 31, 2023, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of June 30, 2024 and December 31, 2023, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company had 105 shares of Series C Preferred stock issued and outstanding. During the six months ended June 30, 2024, the conversion price of the Series C Preferred stock was reset from $2.50 per share to $0.5302 per share. As such, the Company recorded a noncash deemed dividend of $132,931 during the six months ended June 30, 2024.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2024 and December 31, 2023, the Company had 15,110,846 and 9,040,043 shares issued and outstanding, respectively.

During the six months ended June 30, 2024, the Company issued an aggregate of 75,000 shares of common stock for the forgiveness of accounts payable at a fair value of $122,250.

During the six months ended June 30, 2024, the Company issued an aggregate of 2,140,744 shares of common stock for services at a fair value of $1,670,375.

During the six months ended June 30, 2024, the Company issued an aggregate of 1,240,250 shares of common stock for vested restricted stock units.

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

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the Investors an aggregate of 783,406 shares of the Company’s common stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder has agreed to convert it into shares of common stock and warrants under the Purchase Agreement.

On May 29, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares (the “Shares”) of Common Stock, par value $0.001 per share of the Company at a price of $1.91 per share and (ii) in a concurrent private placement, common stock purchase warrants to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share of Common Stock. In connections with the Offering, the Company issued 109,948 warrants to its placement agent.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. At June 30, 2024, there were 15,718 shares available under the 2023 Long-Term Incentive Plan.

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

The following table presents information related to stock options at June 30, 2024:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	67,000	9.3	66,330
10.00-19.99	39,700	8.6	37,151
20.00-29.99	-	-	-
30.00-39.99	-	-	-
40.00-49.99	7,500	4.9	7,500
50.00-59.99	-	-	-
60.00-69.99	3,000	5.5	3,000
70.00-79.99	1,500	6.2	1,500
	118,700	8.7	115,481

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	603,229	$25.67	6.7	$-
Forfeited/expired	(484,529)	$28.86
Outstanding at June 30, 2024	118,700	$12.62	8.68	$-
Exercisable at June 30, 2024	115,481	$12.64	8.71	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $0.350 as of June 30, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three and six months ended June 30, 2024 of $157,417 and $154,735, respectively, was charged to current period operations. The fair value of all options vesting during the three and six months ended June 30, 2023 of $386,336 and $639,523, respectively, was charged to current period operations. Unrecognized compensation expense of $21,550 at June 30, 2024 which the Company expects to recognize over a weighted average period of 0.50 years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at June 30, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.398	391,703	November 2029
1.780	1,570,683	May 2029
2.3875	109,948	May 2029
3.364	130,363	July 2029
3.573	1,399,386	May 2025-November 2028
4.066	25,000	November 2032
4.455	113,005	June 2028
4.466	48,980	November 2028
4.6626	64,982	April 2029
4.9252	56,307	March 2029
4.929	76,997	March 2029
5.1358	116,045	July 2028
7.181	95,761	July 2028
7.502	9,846	July 2028
7.963	88,324	August 2028
9.000	21,709	June 2027
9.596	84,390	January 2029
10.0992	19,118	August 2028
10.26	51,705	September 2028
10.4678	84,296	September 2028
11.30	40,417	October 2028
13.28	96,198	November 2028
14.00	174,013	September 2025
48.00	25,000	February 2025 to July 2026
61.60	56,892	November 2027
	4,951,068

During the six months ended June 30, 2024, the Company issued warrants to purchase an aggregate of 2,202,697 shares of its common stock to investors at an exercise price of $1.84 per share.

A summary of the warrant activity for six months ended June 30, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,748,371	$7.40	3.7	$1,717,104
Issued	2,202,697	$2.28	5.0	-
Outstanding at June 30, 2024	4,951,068	$4.92	4.0	$-

Vested and expected to vest at June 30, 2024	4,429,002	$7.21	3.6	$-
Exercisable at June 30, 2024	4,429,002	$5.28	3.9	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $0.3501 of June 30, 2024, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

The fair value of warrants issued for services during the three and six months ended June 31, 2024 and 2023 of $0 and was charged to current period operations. Unrecognized compensation expense of $0 at June 30, 2024.

Restricted Stock Units

The following table summarizes the restricted stock activity for the six months ended June 30, 2024:

Restricted shares issued as of January 1, 2024	163,250
Granted	2,675,000
Vested and issued	(1,240,250)
Forfeited	(56,750)
Total	1,541,250
Comprised of:
Vested restricted shares as of June 30, 2024	-
Unvested restricted shares as of June 30, 2024	1,541,250

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

On March 1, 2024, the Company granted 500,000 restricted stock units for shares of its common stock to a key consultant, vesting in substantially equal monthly installments over one year, for services rendered, valued at $352,550.

On April 1, 2024, the Company granted 200,000 restricted stock units for shares of its common stock to employees, vesting in substantially equal monthly installments over one year, for services rendered, valued at $140,000.

On May 1, 2024, the Company issued 150,000 restricted stock units for shares of its common stock to an employee for services rendered valued at $298,500 that’s fully vested on the date of issuance.

On May 1, 2024, the Company granted 50,000 restricted stock units for shares of its common stock to an employee vesting in substantially equal monthly installments over one year.

On May 30, 2024, the Company granted an aggregate of 1,500,000 restricted stock units for shares of its common stock to consultants of which 650,000 shares were fully vested at the time of grant and 650,000 shares vest on July 3, 2024 and the remaining 200,000 vest on October 4, 2024.

June 1, 2024, the Company issued 12,500 restricted stock units for shares of its common stock to a consultant for services rendered valued at $25,125.

On June 7, 2024, the Company granted an aggregate of 262,500 restricted stock units for shares of its common stock to employees and board members, the shares were fully vested at the time of grant valued at $489,563.

Stock based compensation expense related to restricted stock grants was $3,650,569 and $3,570,521 for the three and six months ended June 30, 2024, respectively. Stock based compensation expense related to restricted stock grants was $101,822 and $206,526 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the stock-based compensation relating to restricted stock of $1,087,633 remains unamortized.

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

ViralClear Options

The following table presents information related to stock options at June 30, 2024:

Options Outstanding			Options Exercisable
Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$5.00	25,000	0.0	25,000

The fair value of all options vesting during the three and six months ended June 30, 2024 of $0; and $0 and $0 and $0 for the three and six months ended June 30, 2023, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at June 30, 2024 will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at June 30, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the six months ended June 30, 2024:

Restricted shares outstanding at January 1, 2024:	1,078,679
Forfeited	(400,000)
Total restricted shares outstanding at June 30, 2024:	678,679

Comprised of:
Vested restricted shares as of June 30, 2024	678,679
Unvested restricted shares as of June 30, 2024	-
Total	678,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $0 and $0 for the three and six months ended June 30, 2024 and $14,535 and $29,070 for the three and six months ended June 30, 2023, respectively. As of June 30, 2024, the stock-based compensation relating to restricted stock of $0 remains unamortized.

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at June 30, 2024:

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

As of June 30, 2024 and December 31, 2023, the Company had a majority interest in ViralClear of 69.08%.

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

As of June 30, 2024 and December 31, 2023, the Company had a majority interest in BioSig AI of 84.5%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Income (loss)	$(0)	$27	$27
Average Non-Controlling interest percentage of losses	32%	16%	15%
Net income (loss) attributable to non-controlling interest	$(0)	$4	$4

Net loss attributable to the non-controlling interest for the three months ended June, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$(120)	$(17)	$(137)
Average Non-Controlling interest percentage of profit/losses	30.8%	0%	27%
Net loss attributable to non-controlling interest	$(37)	$-	$(37)

Net loss attributable to the non-controlling interest for the six months ended June 30, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Income (loss)	$(41)	$24	$(17)
Average Non-Controlling interest percentage of losses	32%	16%	52%
Net income (loss) attributable to non-controlling interest	$(13)	$4	$(9)

Net loss attributable to the non-controlling interest for the six months ended June, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$(281)	$(18)	$(299)
Average Non-Controlling interest percentage of profit/losses	31%	0%	29%
Net loss attributable to non-controlling interest	$(87)	$-	$(87)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2024	$(158)	$184	$26
Net income (loss) attributable to non-controlling interest	(13)	4	(9)
Balance, June 30, 2024	$(171)	$188	$17

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At June 30, 2024 and December 31, 2023, accounts payable due under the contract was $4.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At June 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At June 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At June 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At June 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

BioSig AI is obligated to pay Reified a monthly consulting fee of $30,000. At June 30, 2024 and December 31, 2023, accounts payable due under the contract was $210,000 and $90,000.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and six months ended June 30, 2024, the Company charged operations $(47,599) and $(25,904), respectively, for contributions under the 401(k) Plan. or the three and six months ended June 30, 2023, the Company charged operations $63,818 and $129,737, respectively, for contributions under the 401(k) Plan.

Purchase commitments.

As of June 30, 2024, the Company had aggregate purchase commitments of approximately $1,876,053 for future services or products, some of which are subject to modification or cancellations.

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

On March 22, 2024, plaintiff, Michael Gray Fleming (the “Plaintiff”), filed a lawsuit in Hennepin County, Minnesota District Court naming the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contends that the Company failed to meet its obligations in issuing the Plaintiff stock certificates under the terms of a restricted stock award agreement. Plaintiff is seeking at least $288,000 in damages. The Company believes Plaintiff’s allegations are baseless, and its intent is to contest the allegations vigorously. As of the date of this report, the Company is unable to provide an evaluation of the outcome of the litigation or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company. The Company has moved to dismiss Plaintiff’s claims; a hearing is set in September 2024. The Company also has learned that, following expiration of the SEC Rule 144 waiting period for affiliate/control shares, Plaintiff was able to have his restrictions removed. The Company believes that these claims are without merit.

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

JUNE 30, 2024

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

NOTE 13 – SEGMENT REPORTING

In accordance with ASC 280-10, the Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments. The Company has three reportable segments: BioSig Technologies, Inc. (parent), ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc.

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(000’s)	(000’s)	(000’s)	(000’s)
Revenues (from external customers)
BioSig	$13	$-	$27	$5
ViralClear	-	-	-	-
BioSig AI Sciences	-	-	-	-
	$13	$-	$27	$5

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(000’s)	(000’s)	(000’s)	(000’s)
Operating Expenses:
BioSig	$5,301	$10,771	$8,708	$18,001
ViralClear	4	119	45	280
BioSig AI Sciences	-	18	3	18
	$5,305	$10,908	$8,756	$18,299

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(000’s)	(000’s)	(000’s)	(000’s)
Loss from Operations:
BioSig	$(5,288)	$(10,771)	$(8,681)	$(17,996)
ViralClear	(4)	(119)	(45)	(280)
BioSig AI Sciences	-	(18)	(3)	(18)
	$(5,292)	$(10,908)	$(8,729)	$(18,294)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

(unaudited)

	June 30, 2024 (000’s)	December 31, 2023 (000’s)
Total Assets
BioSig	$1,797	$485
ViralClear	-	-
BioSig AI Sciences	1,310	1,313
	$3,107	$1,798

NOTE 14 – RELATED PARTY TRANSACTIONS

On June 5, 2024, the Company and Mr. Ferdinand Groenewald entered into a consulting agreement (the “Agreement”) effective June 5, 2024, pursuant to which Mr. Groenewald will lead accounting and financial reporting activities of the Company. Mr. Groenewald will serve as the Company’s interim chief financial officer, principal accounting officer and vice president of finance. The Agreement will continue indefinitely until terminated by either party upon 30 days’ advance notice. The Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Agreement. In addition, the Agreement provides for the Company to indemnify Mr. Groenewald on terms customary for officers.

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of June 30, 2024 and December 31, 2023 was $15,000 and $30,000, respectively.

On March 1, 2024, the Company issued 500,000 shares of common stock to Frederick D Hrkac, director in exchange for consulting services with a fair value of $352,550, pursuant to a consulting agreement dated March 1, 2024.

On March 1, 2024, the Company issued 500,000 shares of common stock to Anthony Amato, CEO and director in exchange for services with a fair value of $352,550.

On June 7, 2024, the Company issued 50,000 shares of common stock to Anthony Amato, CEO and director in exchange for services with a fair value of $93,250.

On March 7, 2024, the company issued a promissory note to a significant shareholder for $500,000 (See Note 8.) This note was subsequently converted into shares of common stock (See Note 9).

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these condensed financial statements were issued. Other than as described in the notes above, the Company did not have any material subsequent events that impacted its condensed financial statements or disclosures.

On July 1, 2024, the Company announced the intent to acquire the assets of Neuro-Kinesis Corporation (NKC), a privately held Los Angeles-based medical technology company developing smart EP tools. A non-binding letter of intent (LOI) has been executed confirming BioSig’s preliminary interest in the proposed acquisition of the assets of NKC. The purchase price will be paid through the issuance of shares of BioSig’s common stock to the shareholders of NKC. In addition, at closing, NKC will provide a minimum of $2.5 million, but could provide up to $6 million, of unrestricted cash to BioSig. The proposed acquisition will require extensive due diligence, potentially through year-end, with full disclosures in the Company’s next proxy statement for shareholder vote.

On July 1, 2024, the Company issued 62,500 shares of its common stock for vested restricted stock units.

On July 3, 2024, the Company issued 650,000 shares of its common stock for vested restricted stock units.

On July 26, 2024, the Company issued 280,000 shares of its common stock to board members, employees and a consultant for services rendered valued at $114,800.

On July 26, 2024, the Company paid $25,000 in cash and issued 112,500 shares of its common stock as a full settlement of the General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (the “Severance Agreement”). Pursuant to the original Severance Agreement, the Company was to pay a cash bonus of $200,000 to Steve Chaussy.

On August 1, 2024, the Company issued 62,500 shares of its common stock for vested restricted stock units.

On July 15, 2024 the Company terminated its sublease for the office space at 55 Greens Farms Road Westport, Connecticut which was set to end at December 15, 2024.

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

On July 1, 2024, the Company announced the intent to acquire the assets of Neuro-Kinesis Corporation (NKC), a privately held Los Angeles-based medical technology company developing smart EP tools. A non-binding letter of intent (LOI) has been executed confirming BioSig’s preliminary interest in the proposed acquisition of the assets of NKC. The purchase price will be paid through the issuance of shares of BioSig’s common stock to the shareholders of NKC. In addition, at closing, NKC will provide a minimum of $2.5 million, but could provide up to $6 million, of unrestricted cash to BioSig. The proposed acquisition will require extensive due diligence, potentially through year-end, with full disclosures in the Company’s next proxy statement for shareholder vote.

Our owned patent portfolio now includes 41 issued/allowed utility patents (29 utility patents where BioSig is at least one of the applicants). Twenty-seven additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (27 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

On June 10, 2024, the Company received formal notice that the Nasdaq Hearings Panel had determined to delist the Company’s common stock from Nasdaq due to the Company’s continued non-compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on Nasdaq. As a result, trading in the Company’s common stock will be suspended on Nasdaq effective with the open of business on Wednesday, June 12, 2024. The Company’s common stock should be eligible to trade on the OTC Markets’ Pink Current Information tier under symbol “BSGM” effective with the open of trading on Wednesday, June 12, 2024. The Company sought the Panel’s reconsideration of its decision in accordance with the Nasdaq Listing Rules

On June 24, 2024, the Company was notified by Nasdaq that the Nasdaq Hearings Panel had declined to reconsider its decision dated June 10, 2024 to delist the Company’s common stock from Nasdaq (the “Delisting Decision”). Trading in the Company’s securities was suspended on Nasdaq effective with the open of business on June 12, 2024, at which point the Company’s common stock was eligible to trade on the OTC Market’s Pink Current Information tier.

On July 10, 2024, the Company filed a submission in support of an appeal to the Delisting Decision to the Nasdaq Listing and Hearing Review Council and is currently awaiting a decision.

On July 23, 2024, the Company commenced trading of its common stock on the OTCQB, operated by OTC Markets Group, Inc

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

On May 29, 2024, the Company entered into a securities purchase agreement (the “SPA”) with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares (the “Shares”) of Common Stock, par value $0.001 per share of the Company (the “Common Stock”) at a price of $1.91 per share and (ii) in a concurrent private placement, common stock purchase warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share of Common Stock.

Lack of funding, workforce reductions, resignations and appointments of members of the Company’s board of directors and certain officers

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

On April 30, 2024, the board of directors appointed former advisory board member and consultant, Anthony Amato as a director, president, chief executive officer and principal executive officer, effective immediately. In connection with the appointment of Mr. Amato, Mr. Hrkac tendered his resignation as president and principal executive officer effective as of the same date, however, continues to serve as a director and acted as chief financial officer until June 5, 2024.

On May 2, 2024, the board of directors appointed Mr. Chris Baer as a director on the Board.

On May 3, 2024, the board of directors appointed Messrs. Steven E. Abelman and Donald F. Browne as directors on the board.

On June 5, 2024, Frederick D. Hrkac resigned as acting chief financial officer and principal accounting officer of the Company, effective as of the same date. Also on June 5, 2024, the Company and Ferdinand Groenewald entered into the Agreement effective June 5, 2024, pursuant to which Mr. Groenewald will lead accounting and financial reporting activities of the Company. Mr. Groenewald currently serves as the Company’s interim chief financial officer, principal accounting officer and vice president of finance. The Agreement will continue indefinitely until terminated by either party upon 30 days’ advance notice. The Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Agreement. In addition, the Agreement provides for the Company to indemnify Mr. Groenewald on terms customary for officers.

Currently, the Company has 5 employees and 6 key consultants. Dependent upon funding, the Company would plan on hiring a team of 4-6 persons to execute the business development strategy of finding partners for the commercialization of PURE EP, develop new products in the field of Pulse Field Ablation and to continue to integrate PURE EP into today’s lab equipment.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended June 30, 2024 was $13, comprised of recognized service revenue, as compared to $0, comprised of recognized service revenue for the three months ended June 30, 2023.

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

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2024 were $342, a decrease of $1,367, or 79.99%, from $1,709 for the three months ended June 30, 2023. The decrease is primarily due to decreases in payroll, consulting, Data/AI development and research and clinical studies and design work to $323 for the three months ended June 30, 2024 as compared to $1,628 for the three months ended June 30, 2023.

Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2024	June 30, 2023
Salaries and equity compensation	$191	$1,450
Consulting expenses	120	61
Research and clinical studies and design work	12	117
Data/AI development	-	-
Regulatory	1	31
Travel, supplies, other	18	50
Total	$342	$1,709

Stock based compensation for research and development personnel was $133 and $761 for the three months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2024 were $4,914, a decrease of $4,193 or 46.04%, from $9,107 incurred in the three months ended June 30, 2023. This decrease is primarily due to a decrease in employee and service provider (stock-based) performance pay in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses, including stock-based compensation expenses, decreased to $3,971 in the current period from $5,936 for the three months ended June 30, 2023, a decrease of $1,965, or 33.11%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $3,878 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended June 30, 2024 as compared to $3,980 in stock-based compensation for the same period in 2023.

Professional services for the three months ended June 30, 2024 totaled $328, an increase of $138, or 72.63%, over the $190 recognized for the three months ended June 30, 2023. Of professional services, the increase is mainly attributed to an increase in legal expenses and accounting fees in the current period as compared to the prior period.

Consulting, public and investor relations fees for the three months ended June 30, 2024 were $180 as compared to $901 incurred for the three months ended June 30, 2023, a decrease of $721, or 80.02%. The decrease primarily related to a reduction in investor relations, marketing and consulting during the three months ended June 30, 2024 as compared to the same period, last year.

Travel, meals and entertainment costs for the three months ended June 30, 2024 were $181, a decrease of $48, or 20.96%, from $229 incurred in the three months ended June 30, 2023. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2024 was due to staff reductions in 2024 as compared to 2022.

Rent for the three months ended June 30, 2024 and 2023 was $74 and $93.

Impairment of Long Term Assets. During the three months ended June 30, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded no impairment charge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2024 totaled $49, a decrease of $43, or 46.74%, over the expense of $92 incurred in the three months ended June 30, 2023, as a result aging of equipment.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2024 totaled $1,381, an increase in other income of $1,603, over the expense of $(222) incurred in the three months ended June 30, 2023, as a direct result of our gain on settlement and forgiveness of accounts payable negotiated by management during the current period.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2024 and 2023 both totaled $3. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended June 30, 2024 was $3,918 compared to a net loss of $11,096 for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 Compared to six Months Ended June, 2023 (000’s)

Revenues and Cost of Goods Sold. Revenue for the six months ended June 30, 2024 was $27, comprised of recognized service revenue, as compared to $5, comprised of recognized service revenue for the six months ended June 30, 2023.

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

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2024 were $580, a decrease of $2,191, or 79.07%, from $2,771 for the six months ended June 30, 2023. The decrease is primarily due to decreases in payroll, consulting, Data/AI development and research and clinical studies and design work to $535 for the six months ended June 30, 2024 as compared to $2,629 for the six months ended June 30, 2023 primarily in the BioSig Technologies segment, a decrease of $2,094 or 79.65%.

Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2024	June 30, 2023
Salaries and equity compensation	$364	$2,248
Consulting expenses	120	68
Research and clinical studies and design work	51	276
Data/AI development	-	37
Regulatory	2	43
Travel, supplies, other	43	99
Total	$580	$2,771

Stock based compensation for research and development personnel was $75 and $851 for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2024 were $7,796, a decrease of $7,556 or 49.22%, from $15,352 incurred in the six months ended June 30, 2023. This decrease is primarily due to a decrease in employee and service provider (stock-based) performance pay in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses, including stock-based compensation expenses, decreased to $5,737 in the current period from $10,064 for the six months ended June 30, 2023, a decrease of $4,327, or 42.99%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $4,998 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the six months ended June 30, 2024 as compared to $6,024 in stock-based compensation for the same period in 2023.

Professional services for the six months ended June 30, 2024 totaled $581, a decrease of $1,412 or 70.86%, over the $1,993 recognized for the six months ended June 30, 2023. Of professional services, legal fees totaled $426 for the six months ended June 30, 2024; an increase of $24, or 5.85%, from $402 incurred for the six months ended June 30, 2023. The increase in legal fees are primarily due to costs incurred in 2024 for contract work and patent filings for the BioSig Technologies segment as compared to the six months ended June 30, 2023. Accounting fees incurred in the six months ended June 30, 2024 amounted to $108, a decrease of $22, or 16.92%, from $130 incurred in same period last year. In 2023, we incurred added accounting fees relating to financing in our BioSig Technologies segment.

Consulting, public and investor relations fees for the six months ended June 30, 2024 were $581 as compared to $1,994 incurred for the six months ended June 30, 2023, a decrease of $1,413, or 70.86%. The decrease primarily related to a reduction in investor relations, marketing and consulting during the six months ended June 30, 2024 as compared to the same period, last year.

Travel, meals and entertainment costs for the six months ended June 30, 2024 were $210, a decrease of $218, or 50.93%, from $428 incurred in the six months ended June 30, 2023. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2024 was due to staff reductions in 2024 as compared to 2022.

Rent for the six months ended June 30, 2024 and 2023 was $166 and $185.

Impairment of Long Term Assets. During the six months ended June 30, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2024 totaled $127, a decrease of $49, or 27.84%, over the expense of $176 incurred in the six months ended June 30, 2023, as a result aging of equipment.

Other Income (Expense). Other income (expense) for the six months ended June 30, 2024 totaled $1,403, an increase in other income of $1,621, over the expense of $(218) incurred in the six months ended June 30, 2023, as a direct result of our gain on settlement and forgiveness of accounts payable negotiated by management during the current period.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2024 totaled $135, an increase of $133 over the expense of $5 incurred in the six months ended June 30, 2023. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.5302 in during the six months ended June 30, 2024, therefore we recorded a noncash deemed preferred stock dividend of $133 in the current period.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the six months ended June 30, 2024 was $7,455 compared to a net loss of $18,430 for the six months ended June 30, 2023.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 are detailed in Note 13 of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources and Going Concern ($000’s)

As of June 30, 2024, we had a working capital deficit of $590, comprised of cash of $2,104, accounts receivable of $54, current portion of net investments in leases of $65 and prepaid expenses and other current assets of $163, which was offset by $2,604 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $105 and of current portion of lease liability of $267. For the six months ended June 30, 2024, we used $2,795 of cash in operating activities and nil of cash in investing activities.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023 (000’s)

Cash provided by financing activities totaled $4,709, comprised of proceeds from the sale of our common stock and warrants, net of expenses, of $4,209 and proceeds from issuance of a related party note of $500.

In the comparable period in 2023, our aggregate cash provided by financing activities totaled $11,560 comprised of proceeds from the sale of our common stock and warrants. At June 30, 2024, we had cash of $2,104 compared to $1,252 at June 30, 2023. Our cash is held in bank deposit accounts. At June 30, 2024 and June 30, 2023, we had no convertible debentures outstanding.

Cash used in operations for the six months ended June 30, 2024 and 2023 was $2,795 and $10,543, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted in reduced operating costs, general and administrative expenses in 2024 and with net decreases in our operating assets of $17 and a net increase in our operating liabilities of $2,902.

We used nil cash for investing activities for the six months ended June 30, 2024, compared to $122 for the six months ended June 30, 2023. For the comparable period, we purchased computers and other equipment.

We had an accumulated deficit as of June 30, 2024 of $252.33 million, as well as a net loss attributable to BioSig of $7.5 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP Platform) reach full commercial profitability.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of June 30, 2024, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

On May 29, 2024, the Company entered into a securities purchase agreement (the “SPA”) with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares (the “Shares”) of Common Stock, par value $0.001 per share of the Company (the “Common Stock”) at a price of $1.91 per share and (ii) in a concurrent private placement, common stock purchase warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share of Common Stock.

On May 30, 2024, the Company closed the registered direct offering and the concurrent private placement (collectively, the “Offering”), raising gross proceeds of approximately $3.0 million before deducting placement agent fees and other offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital and general corporate purposes.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2024, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, and (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting.

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

On March 22, 2024, plaintiff, Michael Gray Fleming (the “Plaintiff”), filed a lawsuit in Hennepin County, Minnesota District Court naming the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contends that the Company failed to meet its obligations in issuing the Plaintiff stock certificates under the terms of a restricted stock award agreement. Plaintiff is seeking at least $288,000 in damages. The Company believes Plaintiff’s allegations are baseless, and its intent is to contest the allegations vigorously. As of the date of this report, the Company is unable to provide an evaluation of the outcome of the litigation or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company. The Company has moved to dismiss Plaintiff’s claims; a hearing is set in September 2024. The Company also has learned that, following expiration of the SEC Rule 144 waiting period for affiliate/control shares, Plaintiff was able to have his restrictions removed. In light of the pending motion and legend removal, the Company hopes that Plaintiff will simply withdraw his complaint.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 15g-9 under the Exchange Act, establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our common stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 1, 2024, BioSig Technologies, Inc. issued two restricted stock awards each for 100,000 shares of common stock vesting in substantially equal monthly installments over one year to John Sral II and Sudarsanalal Dasan in exchange for services each with a fair value of $70,000.

On April 16, 2024, BioSig Technologies, Inc. issued a restricted stock award for 125,000 shares of common stock to Seth Shaw in exchange for services with a fair value of $188,750.

On April 16, 2024, BioSig Technologies, Inc. issued a restricted stock award for 45,000 shares of common stock to Paul K Silverberg in exchange for services with a fair value of $67,950.

On April 16, 2024, BioSig Technologies, Inc. issued a restricted stock award for 108,000 shares of common stock to Mayer and Associates in exchange for services with a fair value of $163,080.

On May 1, 2024, BioSig Technologies, Inc. issued a restricted stock award for 150,000 shares of common stock to Michael Winton in exchange for services with a fair value of $298,500.

On May 1, 2024, BioSig Technologies, Inc. issued a restricted stock award for 50,000 shares of common stock vesting in substantially equal monthly installments over one year to Pamela Duarte in exchange for services with a fair value of $99,500.

On May 23, 2024, BioSig Technologies, Inc. issued a restricted stock award for 75,000 shares of common stock to IRTH Communications in exchange for services with a fair value of $122,250.

On June 1, 2024, BioSig Technologies, Inc. issued a restricted stock award for 12,500 shares of common stock to Todd Adler in exchange for services with a fair value of $25,375.

On May 30, 2024, BioSig Technologies, Inc. issued a restricted stock unit award for 500,000 shares of common stock with 250,000 shares vesting immediately, 250,000 vesting July 3, 2024, to Seth Shaw in exchange for services with a fair value of $1,015,000.

On May 30, 2024, BioSig Technologies, Inc. issued a restricted stock unit award for 500,000 shares of common stock with 200,000 shares vesting immediately, 200,000 vesting July 3, 2024, and 100,000 shares vesting October 4, 2024, to Kaplan Family Trust in exchange for services with a fair value of $1,015,000.

On May 30, 2024, BioSig Technologies, Inc. issued a restricted stock unit award for 500,000 shares of common stock with 200,000 shares vesting immediately, 200,000 vesting July 3, 2024, and 100,000 shares vesting October 4, 2024, to Mayer and Associates in exchange for services with a fair value of $1,015,000.

June 1, 2024, the Company issued 12,500 restricted stock units for shares of its common stock to a consultant for services rendered valued at $25,125.

On June 7, 2024, the Company granted an aggregate of 262,500 restricted stock units for shares of its common stock to employees and board members, the shares were fully vested at the time of grant valued at $489,563.

The issuances of the shares of common stock as described above were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

4.1	Form of Common Stock Purchase Warrant dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 7, 2024)
4.2	Form of Common Stock Purchase Warrant dated May 30, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 30, 2024)
4.3	Form of Placement Agent Common Stock Purchase Warrant dated May 30, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 30, 2024)
10.1	Securities Purchase Agreement dated May 7, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 7, 2024)
10.2	Form of Securities Purchase Agreement dated May 30, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 30, 2024
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: August 14, 2024	By:	/s/ Anthony Amato
Anthony Amato
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Acting Chief Financial Officer (Principal Accounting Officer)

