Form 10-Q
period 2024-09-30
BioSig Technologies, Inc.
filed 2024-11-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 14, 2024, there were 17,234,929 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Current assets:
Cash	$615	$190
Accounts receivable	81	24
Employee advance	-	5
Net investment in leases, short term	39	103
Prepaid expenses and vendor deposits	113	206
Total current assets	848	528

Property and equipment, net	111	509

Right-to-use assets, net	137	412

Other assets:
Net investment in leases, long term	4	17
Patents, net	274	288
Other assets	44	44

Total assets	$1,418	$1,798

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $0 and $30 to related parties as of September 30, 2024 and December 31, 2023, respectively	$1,448	$4,116
Customer deposits	-	16
Dividends payable	108	101
Lease liability, short term	145	349
Total current liabilities	1,701	4,582

Long term liabilities:
Lease liability, long term	-	103
Total long-term liabilities	-	103

Total liabilities	1,701	4,685

Commitments and contingencies (Note 12)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of September 30, 2024 and December 31, 2023	105	105

Deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of September 30, 2024 and December 31, 2023 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 16,617,096 and 9,040,043 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	17	9
Additional paid-in-capital	253,824	241,988
Accumulated deficit	(254,246)	(245,015)
Total stockholders’ deficit attributable to BioSig Technologies, Inc.	(405)	(3,018)
Non-controlling interest	17	26
Total deficit	(388)	(2,992)

Total liabilities and equity	$1,418	$1,798

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Service	$-	$1	$27	$6
Total revenue	-	1	27	6

Operating expenses:
Research and development	156	1,145	736	3,916
General and administrative	2,763	2,815	10,559	18,167
Impairment of long term assets	-	-	253	-
Depreciation and amortization	31	92	158	268
Total operating expenses	2,950	4,052	11,706	22,351

Loss from operations	(2,950)	(4,051)	(11,679)	(22,345)

Other income (expense)
Interest income, net	-	1	(8)	8
Gain on settlement and forgiveness of accounts payable	1,021	-	2,409	-
Other income (expense), net:	15	-	38	(225)

Loss before income taxes	(1,914)	(4,050)	(9,240)	(22,562)

Income taxes (benefit)	-	-	-	-

Net loss	(1,914)	(4,050)	(9,240)	(22,562)

Non-controlling interest	-	(517)	9	(430)

Net loss attributable to BioSig Technologies, Inc.	(1,914)	(4,567)	(9,231)	(22,992)

Preferred stock dividend	(2)	(2)	(7)	(7)
Preferred stock deemed dividend	(24)	-	(157)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,940)	$(4,569)	$(9,395)	$(22,999)

Net loss per common share, basic and diluted	$(0.12)	$(0.61)	$(0.72)	$(3.33)

Weighted average number of common shares outstanding, basic and diluted	16,200,928	7,537,237	13,002,868	6,907,790

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)
Common stock issued for services	1,862,744	2	1,249	-	-	1,251
Sale of common stock and warrants	260,720	*	1,040	-	-	1,040
Stock based compensation	1,500	*	(190)	-	-	(190)
Accretion of deemed preferred stock dividend	-	-	133	-	-	133
Deemed preferred stock dividend	-	-	(133)	-	-	(133)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(3,402)	(13)	(3,415)
Balance, March 31, 2024 (unaudited)	11,165,007	$11	$244,085	$(248,417)	$13	$(4,308)
Common stock issued for services	278,000	*	420	-	-	420
Sale of common stock and warrants, net transactional costs	434,782	1	635	-	-	636
Common stock issued in exchange for principal and accrued interest on a note payable	348,624	*	509	-	-	509
Sale of common stock and warrants, net transactional costs	1,570,683	2	2,532	-	-	2,534
Stock issued as forgiveness of accounts payable	75,000	*	122	-	-	122
Stock based compensation	1,238,750	1	4,011	-	-	4,012
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(3,915)	4	(3,911)
Balance, June 30, 2024 (unaudited)	15,110,846	$15	$252,311	$(252,332)	$17	$11
Stock based compensation	1,506,250	2	1,515	-	-	1,517
Accretion of deemed preferred stock dividend	-	-	24	-	-	24
Deemed preferred stock dividend	-	-	(24)	-	-	(24)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(1,914)	-	(1,914)
Balance, September 30, 2024 (unaudited)	16,617,096	$17	$253,824	$(254,246)	$17	$(388)

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2022	5,505,068	$5	$216,282	$(215,974)	$(21)	$292
Common stock issued for services	116,750	*	1,097	-	-	1,097
Common stock issued in settlement of accounts payable	8,800	*	105	-	-	105
Sale of common stock and warrants, net transactional costs of $482	850,030	1	6,747	-	-	6,748
Stock based compensation	249,125	*	1,047	-	5	1,052
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(7,332)	(50)	(7,382)
Balance, March 31, 2023 (unaudited)	6,729,773	$6	$225,276	$(223,306)	$(66)	$1,910
Common stock issued for services	385,434	*	4,811	-	-	4,811
Sale of common stock and warrants, net transactional costs of $201	259,090	1	3,245	-	-	3,245
Sale of subsidiary stock	-	-	1,379	-	188	1,567
Common stock issued for exercise of warrants cashless	4,360	*	-	-	-	-
Stock based compensation	11,083	*	(73)	-	4	(69)
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(11,093)	(37)	(11,130)
Balance, June 30, 2023 (unaudited)	7,389,740	$7	$234,635	$(234,399)	$89	$331
Common stock issued for services	150,300	*	937	-	-	937
Sale of common stock and warrants, net transactional costs of $237	391,737	*	2,624	-	-	2,624
Sale of common stock under at-the-market offerings, net of transactional expenses of $164	29,861	*	(3)	-	-	(3)
Sale of subsidiary stock	-	-	296	-	108	404
Stock based compensation	6,750	*	(687)	-	(609)	(1,296)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(4,567)	517	(4,050)
Balance, September 30, 2023 (unaudited)	7,968,388	$7	$237,799	$(238,966)	$105	$(1,055)

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,240)	$(22,562)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	158	268
Non-cash lease expense	275	216
Non-cash inventory write-down	-	1,307
Impairment of long-term assets	253	-
Gain on settlement and forgiveness of accounts payable	2,409	-
Equity based compensation	7,010	6,532
Changes in operating assets and liabilities:
Accounts receivable	(57)	(5)
Lease receivables	77	75
Employee advances	5	(16)
Inventory	-	(49)
Prepaid expenses and other	93	(625)
Deferred expense	-	(4)
Deferred revenue	-	(5)
Customer deposits	(7)	4
Accounts payable and accrued expenses	(4,953)	724
Operating lease liabilities	(307)	(231)
Net cash used in operating activities	(4,284)	(14,371)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(182)
Net cash used in investing activity	-	(182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of related party note payable	500	-
Proceeds from sale of common stock and warrants, net of issuance costs	4,209	12,617
Proceeds from sale of common stock under at-the-market offerings, net of issuance costs	-	(3)
Proceeds from the sale of subsidiary stock to non-controlling interest, net of issuance costs	-	1,971
Net cash provided by financing activities	4,709	14,585

Net increase in cash and cash equivalents	425	32

Cash, beginning of the period	190	357
Cash, end of the period	$615	$389

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of accounts payable	$122	$105
Common stock issued in settlement of accrued severance	$46	-
Dividend payable on preferred stock charged to additional paid in capital	$7	$7
Series C convertible preferred stock deemed dividend	$157	$-
Common stock issued for conversion of note payable and accrued interest	$509	$-

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of September 30, 2024 and December 31, 2023, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. At September 30, 2024 and December 31, 2023, the Company had a majority interest in BioSig AI of 84.5% (see Notes 9 and 11).

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum Market Value of Listed Securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met. The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from Nasdaq, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on The Nasdaq Capital Market. The Company appealed the foregoing determinations. The requested hearing before the Hearings Panel was held on May 7, 2024.

On June 10, 2024, the Company received formal notice that the Nasdaq Hearings Panel had determined to delist the Company’s common stock from Nasdaq due to the Company’s continued non-compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on Nasdaq. As a result, trading in the Company’s common stock will be suspended on Nasdaq effective with the open of business on Wednesday, June 12, 2024. The Company’s common stock should be eligible to trade on the OTC Markets’ Pink Current Information tier under symbol “BSGM” effective with the open of trading on Wednesday, June 12, 2024. The Company seeked the Panel’s reconsideration of its decision in accordance with the Nasdaq Listing Rules.

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

On July 10, 2024, the Company filed a submission in support of an appeal to the Delisting Decision to the Nasdaq Listing and Hearing Review Council.

On July 23, 2024, the Company commenced trading of its common stock on the OTCQB, operated by OTC Markets Group, Inc.

On October 18, 2024, the Company received a decision from the Nasdaq Listing and Hearing Review Council granting the Company a grace period until March 7, 2025 to regain compliance with the Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”), which requires a market value of listed securities of at least $35 million.

On October 21, 2024, the Company was notified that its common stock will commence trading on The Nasdaq Capital Market on Wednesday, October 23, 2024, effective at the opening of trading.

On October 24, 2024, the Company received a letter from the Nasdaq Listing Qualifications (“Nasdaq”) notifying the Company that based upon the closing bid price of the Company’s common stock from the period of June 11, 2024 through the reinstatement date, October 23, 2024, the Company did not meet the minimum bid price of $1.00 per share required by the Nasdaq Listing Rules (“Rules”) and as a result, the Company no longer meets this requirement. However, the Rules also provides the Company a compliance period of 180 calendar days in which to regain compliance.

On November 13, 2024, the Company issued a press release announcing its Nasdaq bid price compliance.

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 16, 2024.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2024, the Company had cash of $0.6 million and working capital deficit of $0.9 million. During the nine months ended September 30, 2024, the Company used net cash in operating activities of $4.3 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

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

SEPTEMBER 30, 2024

(unaudited)

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP Platform is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrade rentals are performance obligations over a defined period and are recognized rateably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP Platform and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

A reconciliation of contract liabilities with customers for the nine months ended September 30, 2024 and 2023, are presented below:

Nine months ended September 30,2024:

	Balance at December 31, 2023 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at September 30, 2024 (000’s)
Service revenue	$-	$27	$(27)	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

Nine months ended September 30, 2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at September 30, 2023 (000’s)
Service revenue	$5	$1	$(6)	$-

The Company had one customer which accounts for 96% and 100% of our revenue in the nine months ended September 30, 2024 and 2023, respectively.

At September 30, 2024, the Company had three customers representing 40.7%, 37.2% and 16% of the outstanding accounts receivable and had three customers which accounts for approximately 62.3%, 19.6% and 18.0% of our outstanding accounts receivable at December 31, 2023.

The Company utilized one contract manufacturer for the manufacture and supply of the PURE EP Platform for the three and nine months ended September 30, 2024 and 2023.

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

Allowance for Doubtful Accounts

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at September 30, 2024 and December 31, 2023. The Company believes that its reserve is adequate, however results may differ in future periods. For the three and nine months ended September 30, 2024 and 2023, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At September 30, 2024 and December 31, 2023, deposits in excess of FDIC limits were $0.37 million and nil, respectively.

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

SEPTEMBER 30, 2024

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

SEPTEMBER 30, 2024

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

During the three and nine months ended September 30, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $0 and $253 impairment charge to current operations during the three and nine months ended September 30, 2024. The Company did not recognize and record any impairments of long-lived assets used in operations during the three and nine months ended September 30, 2023.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0.2 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively. The Company incurred research and development expenses of $0.7 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively.

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

The computation of basic and diluted loss per share as of September 30, 2024 and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30, 2024	September 30, 2023
Series C convertible preferred stock	618,060	63,439
Options to purchase common stock	2,515,200	530,465
Warrants to purchase common stock	4,951,068	1,234,964
Restricted stock units to acquire common stock	1,965,000	81,250
Totals	10,049,328	1,910,118

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

SEPTEMBER 30, 2024

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended September 30, 2024 and 2023, the Company recorded amortization of $4,752 and $4,751 to current period operations, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded amortization of $14,254 and $14,354 to current period operations, respectively.

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

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 84.48%; and the non-controlling stockholders’ interest is 30.92% and 15.52%, respectively as of September 30, 2024 and December 31, 2023. This is reflected in the consolidated statements of changes in equity.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480), and ASC 815, Derivatives and Hedging (ASC 815), depending on the specific terms of the warrant agreement.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 modifies reportable segment disclosure requirements, primarily through enhanced disclosures about segment expenses categorized as significant or regularly provided to the Chief Operating Decision Maker (CODM). In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, and contain other disclosure requirements. The purpose of the amendments is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. This ASU is effective for annual periods beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30, 2024 (000’s)	December 31, 2023 (000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Manufacturing equipment	-	372
Testing/Demo equipment	312	356
Leasehold improvements	84	84
Total	1,036	1,452
Less accumulated depreciation	(925)	(943)
Property and equipment, net	$111	$509

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

During the three and nine months ended September 30, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $0 and $253,411 impairment charge to current operations during the three and nine months ended September 30, 2024.

Depreciation expenses were $26,590 and $87,338 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expenses were $143,804 and $253,486 for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

On July 15, 2024 the Company terminated its sublease for the office space at 55 Greens Farms Road Westport, Connecticut which was set to end at December 15, 2024.

As of December 31, 2023, the Company had outstanding two leases with aggregate payments of $30,544 and $29,995 per month, respectively, expiring through July 31, 2025.

As of September 30, 2024, the Company had one lease outstanding with payments of $15,129 per month, expiring in July 31, 2025.

Right to use assets is summarized below:

	September 30, 2024 (000’s)	December 31, 2023 (000’s)
Right to use asset	$502	$995
Less accumulated amortization	(365)	(583)
Right to use assets, net	$137	$412

During the three months ended September 30, 2024 and 2023, the Company recorded $36,565 and $95,964 as lease expense to current period operations, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded $203,315 and $280,541 as lease expense to current period operations, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

Lease liability is summarized below:

	September 30, 2024 (000’s)	December 31, 2023 (000’s)
Total lease liability	$145	$452
Less: short term portion	(145)	(349)
Long term portion	$-	$103

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2024	45
Year ended December 31, 2025	106
Total	151
Less: Present value discount	(6)
Lease liability	$145

Lease expense for the three months ended September 30, 2024 and 2023 was comprised of the following:

	September 30, 2024 (000’s)	September 30, 2023 (000’s)
Operating lease expense	$36	$84
Short-term lease expense	-	8
Variable lease expense	1	4
Total	$37	$96

Lease expense for the nine months ended September 30, 2024 and 2023 was comprised of the following:

	September 30, 2024 (000’s)	September 30, 2023 (000’s)
Operating lease expense	$158	$252
Short-term lease expense	41	22
Variable lease expense	4	7
Total	$203	$281

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

A reconciliation of lease receivables with customers for the nine months ended September 30, 2024 and 2023 are presented below:

Nine months ended September 30, 2024:

	Balance at December 31, 2023 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at September 30, 2024 (000’s)
Contract asset	$120	$-	$(81)	$-	$4	$43
Less current portion	(103)	-	66	-	(2)	(39)
Noncurrent portion	$17	$-	$(15)	-	$2	$4

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

Nine months ended September 30, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at September 30, 2023 (000’s)
Contract asset	$221	$-	$(81)	$2	$3	$145
Less current portion	(101)	-	(1)	-	-	(102)
Noncurrent portion	$120	$-	$(82)	2	$3	$43

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2024	27
Year ended December 31, 2025	13
Present value of unguaranteed residual assets	4
Total	44
Less: Present value discount	(1)
Net investment in leases	$43

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at September 30, 2024 and December 31, 2023 consist of the following:

	September 30, 2024 (000’s)	December 31, 2023 (000’s)
Accrued accounting and legal	$256	$1,277
Accrued reimbursements and travel	7	9
Accrued consulting	152	804
Accrued research and development expenses	474	802
Accrued marketing	36	333
Accrued office and other	423	290
Accrued payroll	100	601
	$1,448	$4,116

During the three and nine months ended September 30, 2024, the company recorded a gain on settlement and forgiveness of accounts payable of approximately $1,021,000 and $2,409,000, respectively.

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

NOTE 9 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2024 and December 31, 2023, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of September 30, 2024 and December 31, 2023, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company had 105 shares of Series C Preferred stock issued and outstanding. During the nine months ended September 30, 2024, the conversion price of the Series C Preferred stock was reset from $2.50 per share to $0.5302 per share and again to $0.4100 per share. As such, the Company recorded a noncash deemed dividend of $156,734 during the nine months ended September 30, 2024.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of September 30, 2024 and December 31, 2023, the Company had 16,617,096 and 9,040,043 shares issued and outstanding, respectively.

During the nine months ended September 30, 2024, the Company issued an aggregate of 75,000 shares of common stock for the forgiveness of accounts payable at a fair value of $122,250.

During the nine months ended September 30, 2024, the Company issued an aggregate of 2,140,744 shares of common stock for services at a fair value of $1,670,375.

During the nine months ended September 30, 2024, the Company issued an aggregate of 2,322,747 shares of common stock for vested restricted stock units.

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

On May 29, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares (the “Shares”) of Common Stock, par value $0.001 per share of the Company at a price of $1.91 per share and (ii) in a concurrent private placement, common stock purchase warrants to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share of Common Stock. In connections with the Offering, the Company issued 109,948 warrants to its placement agent. The gross proceeds from the offering were approximately $3,000,000.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. At September 30, 2024, there were 15,718 shares available under the 2023 Long-Term Incentive Plan.

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

During the nine months ended September 30, 2024, an employee was issued stock option to purchase 2,400,000 shares of the Company’s common stock with an exercise price $0.4479 per share, with 50% of the Options vesting on the date of grant and the remaining 50% of the options vesting over a term of 3 years in equal bi-annual instalments with vesting commencing on the date of grant. The grant date fair value of the option was $965,592.

The following table presents information related to stock options at September 30, 2024:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	2,467,000	9.9	1,266,496
10.00-19.99	39,700	8.4	37,858
20.00-29.99	-	-	-
30.00-39.99	-	-	-
40.00-49.99	4,000	4.9	4,000
50.00-59.99	-	-	-
60.00-69.99	3,000	5.3	3,000
70.00-79.99	1,500	5.9	1,500
	2,515,200	9.89	1,312,854

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	603,229	$25.67	6.7	$-
Issued	2,400,000	0.45
Forfeited/expired	(488,029)	$28.97
Outstanding at September 30, 2024	2,515,200	$0.96	9.89	$-
Exercisable at September 30, 2024	1,312,854	$1.41	9.84	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $0.34 as of September 30, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

The option value during the nine months ended September 30, 2024, was valued using the Black-Scholes option pricing model the Company used the following assumptions (i) an expected term of 5.50 years , (ii) volatility of 135.51%, (iii) risk free interest rate of 3.50% and a (iv) dividend yield rate of 0%.

The fair value of all options vesting during the three and nine months ended September 30, 2024 of $498,445 and $655,863, respectively, was charged to current period operations. The fair value of all options vesting during the three and nine months ended September 30, 2023 of $502,662 and $1,142,185, respectively, was charged to current period operations. Unrecognized compensation expense of $477,849 at September 30, 2024 which the Company expects to recognize over a weighted average period of 1.64 years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at September 30, 2024:

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
	4,951,068

During the nine months ended September 30, 2024, the Company issued warrants to purchase an aggregate of 2,202,697 shares of its common stock to investors at an exercise price of $2.28 per share.

A summary of the warrant activity for nine months ended September 30, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2024	2,748,371	$7.40	3.7	$1,717,104
Issued	2,202,697	$2.28	5.0	-
Outstanding at September 30, 2024	4,951,068	$4.92	3.8	$-

Vested and expected to vest at September 30, 2024	4,559,365	$5.23	3.7	$-
Exercisable at September 30, 2024	4,559,365	$5.23	3.7	$-

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $0.34 of September 30, 2024, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

The fair value of warrants issued for services during the three and nine months ended September 30, 2024 and 2023 of $0 and $0 and was charged to current period operations. Unrecognized compensation expense was $0 at September 30, 2024.

Restricted Stock Units

The following table summarizes the restricted stock activity for the nine months ended September 30, 2024:

Restricted shares issued as of January 1, 2024	163,250
Granted	4,605,000
Vested and issued	(2,746,500)
Forfeited	(56,750)
Total	1,965,000
Comprised of:
Vested restricted shares as of September 30, 2024	-
Unvested restricted shares as of September 30, 2024	1,965,000

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

On July 26, 2024, the Company granted an aggregate of 280,000 restricted stock units for shares of its common stock to employees and board members, the shares were fully vested at the time of grant valued at $114,800.

On July 26, 2024, the Company paid $25,000 in cash and issued and aggregate of 112,500 shares of its common stock as a full settlement of the General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (the “Severance Agreement”). The Company granted 12,500 shares of the afore mentioned common stock in 2023 but was only issued as part of the settlement. Pursuant to the original Severance Agreement, the Company was to pay a cash bonus of $200,000 to Steve Chaussy.

On September 11, 2024, the company granted 275,000 shares of restricted common stock, with a grant date fair value of $123,173, and granted an additional 1,275,000 shares of common stock that vest biannually over the term of 3 years with a grant date fair value of $571,073.

Stock based compensation expense related to restricted stock grants was $1,017,858 and $4,588,379 for the three and nine months ended September 30, 2024, respectively. Stock based compensation expense related to restricted stock grants was $172,717 and $379,243 for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the stock-based compensation relating to restricted stock of $924,945 remains unamortized.

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

ViralClear Options

As of September 30, 2024, there were no options outstanding for ViralClear. The remaining 25,000 options with an exercise price of $5 were forfeited as of September 30, 2024.

The fair value of all options vesting during the three and nine months ended September 30, 2024 of $0; and $0 and $0 and $0 for the three and nine months ended September 30, 2023, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at September 30, 2024 will be expensed in future periods.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at September 30, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2024:

Restricted shares outstanding at January 1, 2024:	1,078,679
Forfeited	(400,000)
Total restricted shares outstanding at September 30, 2024:	678,679

Comprised of:
Vested restricted shares as of September 30, 2024	678,679
Unvested restricted shares as of September 30, 2024	-
Total	678,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $0 and $0 for the three and nine months ended September 30, 2024 and $(1,970,931) and $(1,941,861) for the three and nine months ended September 30, 2023, respectively. As of September 30, 2024, the stock-based compensation relating to restricted stock of $0 remains unamortized.

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at September 30, 2024:

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

As of September 30, 2024 and December 31, 2023, the Company had a majority interest in ViralClear of 69.08%.

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

As of September 30, 2024 and December 31, 2023, the Company had a majority interest in BioSig AI of 84.5%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Income (loss)	$(0)	$(0)	$(0)
Average Non-Controlling interest percentage of losses	32%	16%	15%
Net income (loss) attributable to non-controlling interest	$(0)	$(0)	$(0)

Net loss attributable to the non-controlling interest for the three months ended September 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$1,863	$(389)	$1,474
Average Non-Controlling interest percentage of profit/losses	31%	15%	35%
Net loss attributable to non-controlling interest	$576	$(59)	$517

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Income (loss)	$(41)	$24	$(17)
Average Non-Controlling interest percentage of losses	32%	16%	52%
Net income (loss) attributable to non-controlling interest	$(13)	$4	$(9)

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$1,583	$(407)	$1,176
Average Non-Controlling interest percentage of profit/losses	31%	15%	37%
Net loss attributable to non-controlling interest	$489	$(59)	$430

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2024	$(158)	$184	$26
Net income (loss) attributable to non-controlling interest	(13)	4	(9)
Balance, September 30, 2024	$(171)	$188	$17

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At September 30, 2024 and December 31, 2023, accounts payable due under the contract was $4.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At September 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At September 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At September 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At September 30, 2024 and December 31, 2023, accounts payable due under the contract was $0.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

BioSig AI is obligated to pay Reified a monthly consulting fee of $30,000. At September 30, 2024 and December 31, 2023, accounts payable due under the contract was $210,000 and $90,000.

Neuro-Kinesis Corporation

On July 1, 2024, the Company announced the intent to acquire the assets of Neuro-Kinesis Corporation (NKC), a privately held Los Angeles-based medical technology company developing smart EP tools. A non-binding letter of intent (LOI) has been executed confirming BioSig’s preliminary interest in the proposed acquisition of the assets of NKC. The purchase price will be paid through the issuance of shares of BioSig’s common stock to the shareholders of NKC. In addition, at closing, NKC will provide a minimum of $2.5 million, but could provide up to $6 million, of unrestricted cash to BioSig. The proposed acquisition will require extensive due diligence, potentially through the first quarter of 2025. The LOI expired on October 14, 2024, and the Company entered into an amendment to extend the term of the LOI through March 31, 2025. In addition, the amendment states that any party may terminate the LOI in writing prior to the end of the term.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the three and nine months ended September 30, 2024, the Company charged operations $0 and $(25,904), respectively, for contributions under the 401(k) Plan. For the three and nine months ended September 30, 2023, the Company charged operations $56,078 and $118,815, respectively, for contributions under the 401(k) Plan.

Purchase commitments.

As of September 30, 2024, the Company had aggregate purchase commitments of approximately $1,849,386 for future services or products, some of which are subject to modification or cancellations.

Litigation

Threatened litigation.

On December 4, 2023, the Company received a threat of litigation for the termination of employment with the Company alleging the termination of employment was in retaliation for bringing to the attention of the Company’s board of directors and executives a series of wrongful and questionable practices by members of the Company’s board of directors, Chief Executive Officer and Chief Financial Officer. The claimant sought compensation in the amount of $775,782. After an investigation conducted by the Board and guidance of legal counsel, it was concluded that the claim was without merit.

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

On March 22, 2024, plaintiff, Michael Gray Fleming (the “Plaintiff”), filed a lawsuit in Hennepin County, Minnesota District Court naming the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contends that the Company failed to meet its obligations in issuing the Plaintiff stock certificates under the terms of a restricted stock award agreement. Plaintiff is seeking at least $288,000 in damages. The Company believes Plaintiff’s allegations are baseless, and its intent is to contest the allegations vigorously. As of the date of this report, the Company is unable to provide an evaluation of the outcome of the litigation or to provide an estimate of the amount of or a range of potential loss that might be incurred by the Company. The Company has moved to dismiss Plaintiff’s claims; a hearing was set in September 2024. The motion has been fully briefed, and the parties argued the motion to the Court. A ruling is expected in mid-December. The Company also has learned that, following expiration of the SEC Rule 144 waiting period for affiliate/control shares, Plaintiff was able to have his restrictions removed. The Company believes that these claims are without merit.

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

SEPTEMBER 30, 2024

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

Information concerning the operations of the Company’s reportable segments is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(000’s)	(000’s)	(000’s)	(000’s)
Revenues (from external customers)
BioSig	$-	$1	$27	$6
ViralClear	-	-	-	-
BioSig AI Sciences	-	-	-	-
	$-	$1	$27	$6

	Three Months Ended	Three Months Ended	Nine Months Ended	Six Months Ended
	September 30,	September 30,	September 30	September 30
	2024	2023	2024	2023
	(000’s)	(000’s)	(000’s)	(000’s)
Operating Expenses:
BioSig	$2,950	$5,526	$11,658	$23,527
ViralClear	-	(1,863)	45	(1,583)
BioSig AI Sciences	-	389	3	407
	$2,950	$4,052	$11,706	$22,351

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
	(000’s)	(000’s)	(000’s)	(000’s)
Loss from Operations:
BioSig	$(2,950)	$(5,525)	$(11,631)	$(23,521)
ViralClear	-	1,863	(45)	1,583
BioSig AI Sciences	-	(389)	(3)	(407)
	$(2,950)	$(4,051)	$(11,679)	$(22,345)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(unaudited)

	September 30, 2024 (000’s)	December 31, 2023 (000’s)
Total Assets
BioSig	$108	$485
ViralClear	-	-
BioSig AI Sciences	1,310	1,313
	$1,418	$1,798

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

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of September 30, 2024 and December 31, 2023 was $0 and $30,000, respectively.

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

Subsequent to September 30, 2024, the Company issued 325,000 shares of common stock for vested restricted stock.

Subsequent to September 30, 2024, the Company issued 250,000 shares of common for services provided by a consultant.

On October 17, 2024, the Company’s board of directors agreed to amend the existing 391,703 warrants that were issued under the Securities Purchase Agreement dated May 1, 2024 with an exercise price of $1.398. Per the amendment the Company agreed to reduce the exercise price of the warrants to $0.30. Since the modification, various investors requested a cashless exercise of their warrants, and the Company issued an aggregate of $42,833 shares of common stock of the Company.

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

On July 23, 2024, the Company commenced trading of its common stock on the OTCQB, operated by OTC Markets Group, Inc On October 18, 2024, the Company received a decision from the Nasdaq Listing and Hearing Review Council granting the Company a grace period until March 7, 2025 to regain compliance with the Nasdaq Listing Rule 5550(b)(2), the MVLS Rule, which requires a market value of listed securities of at least $35 million.

On October 21, 2024, the Company was notified that its common stock will commence trading on The Nasdaq Stock Market on Wednesday, October 23, 2024 effective at the opening of trading.

On October 24, 2024, the Company received a letter from the Nasdaq Listing Qualifications (“Nasdaq”) notifying the Company that based upon the closing bid price of the Company’s common stock from the period of June 11, 2024 through the reinstatement date, October 23, 2024, the Company did not meet the minimum bid price of $1.00 per share required by the Listing Rules (“Rules”) and as a result, the Company no longer meets this requirement. However, the Rules also provides the Company a compliance period of 180 calendar days in which to regain compliance.

On November 13, 2024, the Company issued a press release announcing its Nasdaq bid price compliance.

If at any time during this 180 day period the closing bid price of the Company’s security is at least $1 for a minimum of ten consecutive business days, Nasdaq will provide written confirmation of compliance and this matter will be closed. In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary.

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

Three Months Ended September 30, 2024 Compared to Three Months September 30, 2023 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended September 30, 2024 was $0, comprised of recognized service revenue, as compared to $1, comprised of recognized service revenue for the three months ended September 30, 2023.

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

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2024 were $156, a decrease of $989, or 86.38%, from $1,145 for the three months ended September 30, 2023. The decrease is primarily due to decreases in payroll, consulting, Data/AI development and research and clinical studies and design work to $139 for the three months ended September 30, 2024 as compared to $1,066 for the three months ended September 30, 2023.

Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2024	September 30, 2023
Salaries and equity compensation	$105	$815
Consulting expenses	-	135
Research and clinical studies and design work	34	62
Data/AI development	-	54
Regulatory	1	21
Travel, supplies, other	16	58
Total	$156	$1,145

Stock based compensation for research and development personnel was $7 and $147 for the three months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2024 were $2,763, a decrease of $52 or 1.85%, from $2,815 incurred in the three months ended September 30, 2023. This decrease is primarily due to a decrease in employee and service provider (stock-based) performance pay in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses, including stock-based compensation expenses, increase to $1,744 in the current period from $1,302 for the three months ended September 30, 2023, an increase of $442, or 33.95%. The increase was primarily due to increase stock-based compensation in the current period compared to the prior period. We incurred $1,510 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the three months ended September 30, 2024 as compared to $(506) in stock-based compensation for the same period in 2023.

Professional services for the three months ended September 30, 2024 totaled $227, a decrease of $14, or 5.81%, over the $241 recognized for the three months ended September 30, 2023. Of professional services, the decrease is mainly attributed to a decrease in legal expenses and accounting fees in the current period as compared to the prior period.

Consulting, public and investor relations fees for the three months ended September 30, 2024 were $527 as compared to $734 incurred for the three months ended September 30, 2023, a decrease of $207, or 28.20%. The decrease primarily related to a reduction in investor relations, marketing and consulting during the three months ended September 30, 2024 as compared to the same period, last year.

Travel, meals and entertainment costs for the three months ended September 30, 2024 were $99, a decrease of $66, or 40%, from $165 incurred in the three months ended September 30, 2023. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2024 was due to staff reductions in 2024 as compared to 2022.

Rent for the three months ended September 30, 2024 and 2023 was $38 and $96.

Impairment of Long Term Assets. During the three months ended September 30, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts did not exceed the estimated undiscounted future cash flows. Accordingly, the Company recorded no impairment charge.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2024 totaled $31, a decrease of $61, or 66.30%, over the expense of $92 incurred in the three months ended September 30, 2023, as a result aging of equipment.

Other Income (Expense). Other income (expense) for the three months ended September 30, 2024 totaled $1,036, an increase in other income of $1,035, over the income of $1 incurred in the three months ended September 30, 2023, as a direct result of our gain on settlement and forgiveness of accounts payable negotiated by management during the current period.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2024 and 2023 totaled $26 and $2, respectively. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2024 was $1,940 compared to a net loss of $4,569 for the three months ended September 30, 2023.

Nine months ended September 30, 2024 Compared to nine months ended September, 2023 (000’s)

Revenues and Cost of Goods Sold. Revenue for the nine months ended September 30, 2024 was $27, comprised of recognized service revenue, as compared to $6, comprised of recognized service revenue for the nine months ended September 30, 2023.

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

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2024 were $736, a decrease of $3,180, or 81.21%, from $3,916 for the nine months ended September 30, 2023. The decrease is primarily due to decreases in payroll, consulting, Data/AI development and research and clinical studies and design work to $674 for the nine months ended September 30, 2024 as compared to $6,695 for the nine months ended September 30, 2023 primarily in the BioSig Technologies segment, a decrease of $3,021 or 81.76%.

Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2024	September 30, 2023
Salaries and equity compensation	$469	$3,063
Consulting expenses	120	203
Research and clinical studies and design work	85	338
Data/AI development	-	91
Regulatory	3	64
Travel, supplies, other	59	157
Total	$736	$3,916

Stock based compensation for research and development personnel was $83 and $998 for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2024 were $10,559, a decrease of $7,608 or 41.88%, from $18,167 incurred in the nine months ended September 30, 2023. This decrease is primarily due to a decrease in employee and service provider (stock-based) performance pay in the current period as compared to the same period in the prior year and additional service provider fees paid.

Payroll related expenses, including stock-based compensation expenses, decreased to $7,481 in the current period from $11,366 for the nine months ended September 30, 2023, a decrease of $3,885, or 34.18%. The decrease was primarily due to reduced staff in commercialization, sales and general and administration in the BioSig Technologies segment. We incurred $6,508 in stock-based compensation in connection with the vesting of stock and stock options issued to board members, officers, employees and consultants for the nine months ended September 30, 2024 as compared to $5,534 in stock-based compensation for the same period in 2023.

Professional services for the nine months ended September 30, 2024 totaled $884, a decrease of $26 or 2.88%, over the $910 recognized for the nine months ended September 30, 2023. Of professional services, legal fees totaled $556 for the nine months ended September 30, 2024; a decrease of $24, or 4.14%, from $580 incurred for the nine months ended September 30, 2023. The decrease in legal fees are primarily due to costs reduced costs incurred in 2024 for contract work and patent filings for the BioSig Technologies segment as compared to the nine months ended September 30, 2023. Accounting fees incurred in the nine months ended September 30, 2024 amounted to $139, a decrease of $17, or 10.90%, from $156 incurred in same period last year. In 2023, we incurred added accounting fees relating to financing in our BioSig Technologies segment.

Consulting, public and investor relations fees for the nine months ended September 30, 2024 were $986 as compared to $2,733 incurred for the nine months ended September 30, 2023, a decrease of $1,747, or 63.92%. The decrease primarily related to a reduction in investor relations, marketing and consulting during the nine months ended September 30, 2024 as compared to the same period, last year.

Travel, meals and entertainment costs for the nine months ended September 30, 2024 were $308, a decrease of $285, or 48.06%, from $593 incurred in the nine months ended September 30, 2023. Travel, meals and entertainment costs include travel related to business development and financing. The decrease in 2024 was due to staff reductions in 2024 as compared to 2022.

Rent for the nine months ended September 30, 2024 and 2023 was $203 and $281.

Impairment of Long Term Assets. During the nine months ended September 30, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2024 totaled $158, a decrease of $110, or 41.04%, over the expense of $268 incurred in the nine months ended September 30, 2023, as a result aging of equipment.

Other Income (Expense). Other income (expense) for the nine months ended September 30, 2024 totaled $2,439, an increase in other income of $2,656, over the expense of $(217) incurred in the nine months ended September 30, 2023, as a direct result of our gain on settlement and forgiveness of accounts payable negotiated by management during the current period.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2024 totaled $164, an increase of $157 over the expense of $7 incurred in the nine months ended September 30, 2023. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.41 during the nine months ended September 30, 2024, therefore we recorded a non-cash deemed preferred stock dividend of $157 in the current period.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the nine months ended September 30, 2024 was $9,395 compared to a net loss of $22,999 for the nine months ended September 30, 2023.

Segment Results

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable segments.

Summary Statement of Operations for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 are detailed in Note 13 of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources and Going Concern ($000’s)

As of September 30, 2024, we had a working capital deficit of $853, comprised of cash of $615, accounts receivable of $81, current portion of net investments in leases of $39 and prepaid expenses and other current assets of $113, which was offset by $1,448 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $108 and of current portion of lease liability of $145. For the nine months ended September 30, 2024, we used $4,284 of cash in operating activities and nil of cash in investing activities.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023 (000’s)

Cash provided by financing activities totaled $4,709, comprised of proceeds from the sale of our common stock and warrants, net of expenses, of $4,209 and proceeds from issuance of a related party note of $500.

In the comparable period in 2023, our aggregate cash provided by financing activities totaled $14,585 comprised of proceeds from the sale of our common stock and warrants. At September 30, 2024, we had cash of $615 compared to $389 at September 30, 2023. Our cash is held in bank deposit accounts. At September 30, 2024 and 2023, we had no convertible debentures outstanding.

Cash used in operations for the nine months ended September 30, 2024 and 2023 was $4,284 and $14,371, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decreases in cash outlays principally resulted in reduced operating costs, general and administrative expenses in 2024 and with net decreases in our operating assets of $114 and a net increase in our operating liabilities of $5,242.

We used nil cash for investing activities for the nine months ended September 30, 2024, compared to $182 for the nine months ended September 30, 2023. For the comparable period, we purchased computers and other equipment.

We had an accumulated deficit as of September 30, 2024 of $254.24 million, as well as a net loss attributable to BioSig of $9.2 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP Platform) reach full commercial profitability.

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

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of September 30, 2024, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

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

All stock-based payments to employees and to nonemployee directors for their services as directors consisted of grants of restricted stock and stock options, which are measured at fair value on the grant date and recognized in the statements of operations as compensation expense over the relevant vesting period. Restricted stock payments and stock-based payments to non-employees are recognized as an expense over the period of performance.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2024, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, and (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Plan

In 2025, we have intents to add sufficient staff and oversight supervision controls to provide adequate accounting segregation. We believe these changes will remediate the underlying deficiencies as identified by us. The remediation efforts will include an ongoing review of the implementation of additional controls to ensure all risks have been addressed.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management has remediation plans that will be implemented in 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1	Executive Employment Agreement, dated September 11, 2024, by and between BioSig Technologies, Inc. and Anthony Amato (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on From 8-K filed with the SEC on September 13, 2024)
10.3	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: November 14, 2024	By:	/s/ Anthony Amato
Anthony Amato
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Acting Chief Financial Officer (Principal Accounting Officer)

