Form 10-K
period 2024-12-31
BioSig Technologies, Inc.
filed 2025-04-15
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

Or

☐ TRANSITION REPORT UNDER SECTON 13.08 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12424 Wilshire Blvd., Ste 745 Los Angeles, CA	90025	(203) 409-5444
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2024, based on the price at which the common stock was last sold on such date, is $4,273,084.  For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of April 14, 2025, there were 24,252,482 shares of the registrant’s common stock outstanding.

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

On November 7, 2018, we formed a subsidiary under the laws of the State of Delaware, originally under the name of NeuroClear Technologies, Inc., for the purpose of pursuing additional applications of the PURE EP™ signal processing technology outside of the field of cardiac electrophysiology. In March 2020, it was renamed ViralClear Pharmaceuticals, Inc. (“ViralClear”). As of April 14, 2025, the Company retains 69.08% ownership of ViralClear. Please see the section titled, “ViralClear Business Overview” for more information on ViralClear.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. At April 14, 2025, the Company had a majority interest in BioSig AI of 84.5%.

Business Overview

BioSig Technologies is a medical device technology company with an advanced digital signal processing technology platform, the PURE EP™ Platform (“PURE EP”), that delivers insights to electrophysiologists for ablation treatments of cardiovascular arrhythmias.

The PURE EP™ Platform enables electrophysiologists to acquire raw signal data in real-time—absent of unnecessary noise or interference—to maximize procedural success and minimize unnecessary inefficiencies. As physician advocates, we believe that the ability to maintain the integrity of intracardiac signals with precision and clarity without driving up procedural costs has never been more pertinent.

By capturing critical cardiac signals—even the most complex—PURE EP is designed to enhance clinical decision-making and improve clinical workflow for all types of arrhythmias, even the most challenging procedures for cardiac arrhythmias, like ventricular tachycardia (VT) and atrial fibrillation (AF).

BioSig has pivoted from a focus on commercial distribution of hardware to the research and development of novel software algorithms that advance our understanding of mechanisms and tissue characteristics. Data collection began in December 2023 and is ongoing. Despite its rapid adoption, there is room to improve the long-term outcomes of pulsed field ablation (PFA). Our primary focus is aimed at improving the specificity of PFA treatment and improving clinical outcomes.

Our owned patent portfolio now includes 41 issued/allowed utility patents (29 utility patents where BioSig is at least one of the applicants). Thirty-one additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (31 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

Recent Developments

Issuance of debt

On March 7, 2024, the Company issued a promissory note to an investor and related party (10% plus shareholder) for $500,000. The Company designated its 12% note due 2026, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The note was due March 7, 2026. The Company promised to pay interest in cash on the unpaid principal amount of this note at a rate per annum equal to twelve percent (12%), commencing to accrue on the date hereof and payable on the maturity date or earlier prepayment as provided therein. The Note contained customary events of default.

The Company was able to prepay all or any portion of the principal amount of the Note at any time or from time to time without penalty. On May 1, 2024, we converted the promissory note and related accrued interest of $509,165 into 348,624 shares of common stock and warrants to purchase 174,312 shares of common stock at $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

Private Placements

On January 12, 2024, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 260,720 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $3.989, and warrants to purchase up to 130,363 shares at an exercise price of $3.364 per share that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance in exchange for aggregate consideration of $1,040,000.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the Investors an aggregate of 783,406 shares of the Common Stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued Note. The Note was not convertible by its terms, but the holder had agreed to convert it into shares of common stock and warrants under the Purchase Agreement.

On May 29, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares of Common Stock at a price of $1.91 per share and (ii) in a concurrent private placement, warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share. In connection with the Offering, the Company issued 109,948 warrants to its placement agent. The gross proceeds from the offering were approximately $3,000,000.

On March 5, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 758,514 shares Common Stock at a purchase price of $1.07974 per share, and warrants to purchase up to 758,514 shares of Common Stock at an exercise price of $0.95474 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, in exchange for aggregate consideration of $818,998.

ATM Sales Agreement

On December 18, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent or principal (the “Agent”), pursuant to which the Company may offer and sell, from time to time in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the Company’s common stock, par value $0.001 per share (“common stock”), through or to the Agent (the “ATM Offering”). The Sales Agreement, among other things, provides for the issuance and sale of up to an aggregate of $8,500,000 of shares of the Company’s common stock (the “ATM Shares”).

The ATM Shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-276298) and an accompanying prospectus filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on December 28, 2023, as amended on January 5, 2024 and December 9, 2024, and declared effective by the SEC on December 17, 2024 (the “Registration Statement”) and pursuant to a prospectus supplement dated December 18, 2024.

From January 17, 2025 through April 14, 2025, the Company has sold 4,403,166 ATM Shares at an average offering price of $0.91 per share for aggregate gross proceeds of $4,019,063, or $3,882,420 net of fees of $136,643.

Equity Line of Credit

On February 28, 2025 (the “Effective Date”), the Company entered into a Equity Subscription Agreement (the “Subscription Agreement”) with Lind Global Fund III, LP (the “Investor”). Pursuant to the Subscription Agreement, the Company has the right, but not the obligation, to sell to the Investor from time to time (each such occurrence, an “Advance”) up to $5.0 million (the “Commitment Amount”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), during the 36 months following the execution of the Subscription Agreement, subject to (a) an overall cap of 10,000,000 shares and (b) the restrictions and satisfaction of the conditions set forth in the Subscription Agreement. The Company is under no obligation to sell any of its Common Stock to the Investor under the Subscription Agreement. At the Company’s option, the shares of Common Stock would be purchased by the Investor from time to time at a price (the “Market Price”) equal to 95% of the lowest of the daily VWAPs (as hereinafter defined) during a five (or such other period as the Company and the Investor may agree) consecutive trading day period commencing on the date that the Company delivers a notice to the Investor (an “Advance Notice”) that the Company is requiring the Investor to purchase a specified number of shares of Common Stock (the “Advance Shares”). The Company may also specify a minimum acceptable price per share in each Advance. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Common Stock for such trading day on the Nasdaq Stock Market as reported by Bloomberg L.P. The maximum number of shares of Common Stock that the Company may require the Investor to purchase in any Advance is an number equal to 66.667% of the average daily volume of the Common Stock on the Nasdaq Stock Market during the five consecutive trading days immediately preceding the date of the Advance Notice; provided that notwithstanding the foregoing limitation, in any period of 30 consecutive days, the total number of Advance Shares that the Company may sell to the Investor may be up to 0.5% of the quotient of the number of shares of Common Stock outstanding on the date of the Advance divided by the Market Price determined for such Advance.

As consideration for the Investor’s irrevocable commitment (subject to the conditions set forth in the Subscription Agreement) to purchase the Company’s Common Stock up to the Commitment Amount, the Company issued 108,542 shares of Common Stock (the “Commitment Shares”) to the Investor. The Company had previously advanced to the Investor $10,000 to cover certain expenses related to the Subscription Agreement.

The Investor’s obligation to purchase the Company’s shares of Common Stock pursuant to the Subscription Agreement is subject to a number of conditions, including that the Company file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), registering the issuance and sale of the Commitment Shares and the Advance Shares to be issued and sold pursuant to an Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement be declared effective by the SEC.

Neuro-Kinesis Corporation

On July 1, 2024, the Company announced the intent to acquire the assets of Neuro-Kinesis Corporation (NKC), a privately held Los Angeles-based medical technology company developing smart EP tools. A non-binding letter of intent (LOI) had been executed confirming BioSig’s preliminary interest in the proposed acquisition of the assets of NKC. The purchase price would be paid through the issuance of shares of BioSig’s common stock to the shareholders of NKC. In addition, at closing, NKC would provide a minimum of $2.5 million, but could provide up to $6 million, of unrestricted cash to BioSig. The proposed acquisition would require extensive due diligence, potentially through the first quarter of 2025. The LOI expired on October 14, 2024, and the Company entered into an amendment to extend the term of the LOI through March 31, 2025. In addition, the amendment stated that any party may terminate the LOI in writing prior to the end of the term. On February 3, 2025, the Company terminated the LOI pursuant to the interests of the Company and its shareholders.

Notices of Delisting

On March 5, 2024, the Company received a letter from the staff at the Listing Qualifications Department of Nasdaq (the “Staff”) stating that the Company has not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market (“Nasdaq”), and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for Nasdaq, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before the Nasdaq Hearings Panel to appeal the Staff’s delisting determination.

On March 12, 2024, the Company received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers. The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum market value of listed securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met. The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from the Nasdaq, and that the Hearings Panel will consider this matter in rendering a determination regarding the Company’s continued listing on the Nasdaq. The Company appealed the foregoing determinations. The requested hearing before the Hearings Panel was held on May 7, 2024.

On June 10, 2024, the Company received formal notice that the Nasdaq Hearings Panel had determined to delist the Company’s common stock from Nasdaq due to the Company’s continued non-compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on the Nasdaq Capital Market. As a result, trading in the Company’s common stock was suspended on the Nasdaq Capital Market effective with the open of business on Wednesday, June 12, 2024. The Company’s common stock should be eligible to trade on the OTC Markets’ Pink Current Information tier under symbol “BSGM” effective with the open of trading on Wednesday, June 12, 2024. The Company sought the Panel’s reconsideration of its decision in accordance with the Nasdaq Listing Rules (the “Rules”).

On June 24, 2024, the Company was notified by Nasdaq that the Hearings Panel had declined to reconsider its decision dated June 10, 2024, to delist the Company’s common stock from Nasdaq (the “Delisting Decision”). Trading in the Company’s securities was suspended on Nasdaq effective with the open of business on June 12, 2024, at which point the Company’s common stock was eligible to trade on the OTC Market’s Pink Current Information tier.

On July 10, 2024, the Company filed a submission in support of an appeal to the Delisting Decision to the Nasdaq Listing and Hearing Review Council (the “Listing Council”) and is currently awaiting a decision.

On July 23, 2024, the Company commenced trading of its common stock on the OTCQB, operated by OTC Markets Group, Inc.

On October 18, 2024, the Company was notified by the Staff that the Listing Council had granted the Company an exception through March 7, 2025, to evidence compliance with Nasdaq Listing Rule 5550(b), namely either the $35 million in market value of listed securities requirement or the alternative requirement of $2.5 million in stockholders’ equity (the “Equity Rule”) for continued listing on the Nasdaq.

On October 23, 2024, the Company’s common stock resumed trading on the Nasdaq Capital Market.

On October 24, 2024, the Company received a letter from the Staff notifying the Company that based upon the closing bid price of the Company’s common stock from the period of June 11, 2024 through the reinstatement date, October 23, 2024, the Company did not meet the minimum bid price of $1.00 per share required by the Rules and as a result, the Company no longer met this requirement. However, the Rules also provide the Company a compliance period of 180 calendar days in which to regain compliance. Since then, Staff had determined that for the 10 consecutive business days, from October 30, 2024, to November 12, 2024, the closing bid price of the Company’s common stock was at $1.00 per share or greater. Accordingly, the Company regained compliance with Listing Rule 5550(a)(2) and this matter closed as of November 13, 2024.

On March 6, 2025, the Company submitted supporting documents to the Listing Council evidencing compliance with the Equity Rule. On March 24, 2025, the Company was notified by the Office of General Counsel of Nasdaq that the Company had successfully met the qualifications to regain full compliance for continued listing on the Nasdaq Capital Market.

On April 11, 2025, the Company received a letter from the Staff indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 27, 2025, through April 10, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 8, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

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

On June 5, 2024, Frederick D. Hrkac resigned as acting chief financial officer and principal accounting officer of the Company, effective as of the same date. Also on June 5, 2024, the Company and Ferdinand Groenewald entered into the Agreement effective June 5, 2024, pursuant to which Mr. Groenewald agreed to lead accounting and financial reporting activities of the Company. Mr. Groenewald currently serves as the Company’s interim chief financial officer, principal accounting officer and vice president of finance. The Agreement will continue indefinitely until terminated by either party upon 30 days’ advance notice. The Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Agreement. In addition, the Agreement provides for the Company to indemnify Mr. Groenewald on terms customary for officers.

Currently, the Company has 5 employees and 3 key consultants. Dependent upon funding, the Company would plan on hiring a team of 4-6 persons to execute the business development strategy of finding partners for the continued research and development, and commercialization of PURE EP, and develop new products in the field of Pulse Field Ablation.

Our Industry

Pharmacological, or medicine-based, therapies have traditionally been used as initial treatments for cardiac arrhythmias, but they often fail to adequately control the arrhythmia and may have significant side effects. Catheter ablation is now often recommended for an arrhythmia that medicine cannot control. Catheter ablation involves advancing several flexible catheters into the patient’s blood vessels, usually either in the femoral vein, internal jugular vein or subclavian vein. The catheters are then advanced towards the heart. Electrical impulses are then used to induce the arrhythmia and local thermal or nonthermal energy is used to ablate (destroy) the abnormal tissue that is causing it. Catheter ablation for most of arrhythmias has a high success rate. For patients with complex arrhythmias like atrial fibrillation (AF) and ventricular tachycardia (VT), it is often necessary to perform multiple procedures to achieve success. VT is a fast, abnormal heart rate in the heart’s lower chambers. VT does not give your heart enough time to fill with blood before it contracts again. This can affect blood flow to the rest of your body and is potentially life-threatening. AF is the most common cardiac arrhythmia associated with a fivefold risk of stroke. AF occurs when the upper chambers of the heartbeat irregularly, and do not pump all of the blood to the lower chambers, causing some blood to pool and potentially form clots. If a clot breaks loose, it can travel through the bloodstream to the brain and lead to a stroke. Strokes related to AF are often more severe compared to strokes with other underlying causes.

Catheter ablation is performed by an electrophysiologist (a specially trained cardiologist) in an electrophysiology (EP) laboratory. EP labs are equipped with specialized equipment including recording systems, mapping systems, stimulators, fluoroscopy, catheters and ablation systems using thermal radiofrequency energy or cryoenergy, or nonthermal pulsed field energy.

The global electrophysiology laboratory devices market size was estimated at USD 12.9 billion in 2024 and is projected to grow at a CAGR of 15.1% from 2025 to 2030. Increasing use of electrophysiology (EP) tests in treating and diagnosing heart diseases, such as atrial fibrillation, growing demand for devices for cardiac rhythm management for constant monitoring, and increasing application of these devices in out-of-hospital settings are propelling the industry growth. The prevalence of heart failure, cardiac arrest, and atrial fibrillation among millennials is rising due to sedentary lifestyles, smoking, excessive alcohol consumption, and others. According to the CDC, approximately 12.1 million Americans will be suffering from atrial fibrillation by 2030.

Catheter Ablation of AF and VT

Accurate recording of electrograms is critical to efficient mapping and ablation of complex arrhythmias. We believe that the clearer recordings and the very small amplitude of intracardiac signals—high frequency, small amplitude components in midst of large physiologic signals; signals important to characterize critical substrate, such as fractionated atrial and ventricular electrograms; and high-frequency, low-amplitude signals such as the Purkinje potentials—provided by PURE EP may improve outcomes during EP studies and ablation procedures for a variety of arrhythmias.

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

AF is the most common heart rhythm disorder in the world and increases the risk for stroke 5-fold, which can lead to death. It has a significant global impact, affecting nearly 40 million individuals worldwide and 6 million in the United States alone. AF is a serious condition that affects the rhythm of your heart, causing it to beat irregularly. This irregular heartbeat can manifest in various ways, including beating too fast, switching between fast and slow rhythms, or skipping beats altogether. In 2020, the Centers for Disease Control and Prevention stated that it is estimated that 12.1 million people in the United States will have AF in 2030, more than 454,000 patients hospitalized annually as the primary diagnosis, and AF contributes to an estimated 158,000 deaths each year. An increasing proportion of diagnosed AF cases are now being treated via ablation, as both physician confidence and the devices used in these procedures improve. A growing amount of positive clinical data has demonstrated the efficacy of AF ablation when compared to the traditional first-line treatment of anti-arrhythmic drugs.

Pulsed Field Ablation

Catheter ablation can especially be an effective treatment for patients with symptomatic, drug-refractory AF. Traditional thermal ablation may result in adverse events such as esophageal injury, phrenic nerve injury, and pulmonary vein stenosis. Conversely, pulsed field ablation, which was first approved in December 2023, creates lesions in cardiac tissue nonthermally and within milliseconds through irreversible electroporation. Acute clinical results demonstrated that pulsed field ablation can achieve pulmonary vein isolation without collateral damage in a time-efficient manner. Irreversible electroporation is a novel, nonthermal method for cardiac ablation that can improve the safety and efficiency of catheter ablation of atrial fibrillation.

Recording electrograms (the electrical signals recorded from the heart) during the procedure are crucial for guiding the ablation process. Electrograms allow the EP doctors to assess the effectiveness of the pulsed field energy delivery and identify areas where further treatment is needed, particularly when aiming to achieve complete isolation of targeted cardiac tissue like pulmonary veins in atrial fibrillation treatment; essentially, electrograms help monitor the changes in electrical activity within the heart as the pulsed field ablation is being performed.

Unlike traditional ablation techniques that use heat to create lesions, PFA utilizes high-voltage electrical pulses to induce irreversible electroporation, causing cell death without significant tissue heating; this makes electrogram analysis particularly important to ensure adequate lesion formation.

By analyzing electrogram characteristics like amplitude and morphology before and after PFA application, clinicians can determine if a targeted area (like a pulmonary vein) is electrically isolated, meaning the abnormal electrical signals are no longer able to propagate through that region.

Electrograms are recorded in real-time during PFA, enabling the physician to precisely position the ablation catheter and adjust the energy delivery based on the electrical signals observed. Changes in electrogram characteristics after PFA can indicate the extent and quality of the created lesion, helping to optimize treatment and minimize unnecessary energy delivery.

EP Lab Environment and EP Recording Systems

The electrophysiology (EP) laboratory consists of sophisticated equipment that requires an electrophysiologist to mentally integrate information from a number of sources during procedures. There are numerous monitors in an EP lab that provide and display this variety of information. An electrophysiologist needs to evaluate the acquired cardiac signals and the patient’s responses to any induced arrhythmias during the procedure. However, it can be difficult for an electrophysiologist to synthesize the disparate information produced by the numerous monitors in the lab and calculate the real-time, three-dimensional orientation of the anatomy and the location of the recording and ablation catheters. As the number of EP procedures increase, a variety of diagnostic, therapeutic and highly specialized ablation catheters are widely available and continue to be developed. In addition, remote robotic and magnetic navigation systems have been developed to address limitations of dexterity in controlling the catheter tip, especially during complex arrhythmia ablation procedures. We believe that, considering the improvements being made with respect to other equipment used in the EP lab and the continual increase of ablation procedures, the EP recorders currently available on the market are not sufficiently advanced with respect to the quality of their recordings to deliver adequate results. We believe that PURE EP will be able to deliver superior quality of recordings that will allow it to successfully integrate with the other advanced equipment found in the EP lab.

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

Our Product

The patented PURE EP™ Platform is designed to address long-standing limitations that slow and disrupt cardiac catheter ablation procedures, such as environmental lab noise from other equipment, signal saturation, slow signal recovery, and inaccurate display of fractionated potentials. PURE EP is a signal processing platform that combines advanced hardware and software to address known challenges associated to signal acquisition, to enable electrophysiologists to see more signals and analyze them in real-time. The device aims to minimize noise and artifacts from cardiac recordings and acquire high-fidelity cardiac signals. Improving fidelity of acquired cardiac signals may potentially increase the diagnostic value of these signals, thereby possibly improving accuracy and efficiency of the EP studies and ablation procedures.

Our PURE EP can record raw (unaltered) cardiac signals with multiple display options, low noise, and a large input signal dynamic range. This is achieved using a low-noise amplifier topology with minimal filtering to band-limit the signal and a high-resolution A/D converter. In addition, PURE EP can provide large-signal (e.g., from a defibrillator) input protection and radio frequency (RF) signal (e.g., from ablation) noise suppression. There is no need for gain switching in this architecture, and the full range of input signals is digitized with high resolution.

We are focused on improving intracardiac signal acquisition and enhancing diagnostic information for catheter ablation procedures for all arrhythmias, especially complex types like VT and AF.

The PURE EP™ Platform enables electrophysiologists to acquire raw signal data in real-time—absent of unnecessary noise or interference—to maximize procedural success and minimize unnecessary inefficiencies. As physician advocates, we believe that the ability to maintain the integrity of intracardiac signals with precision and clarity without driving up procedural costs has never been more pertinent.

We believe that PURE EP and its advanced signal processing tools may contribute to improvements in patient outcomes in connection with catheter ablation due to the following advantages over currently available devices on the market:

●	Less noise: PURE EP’s low-noise proprietary architecture was engineered to enable acquisition of high-fidelity signals in the original, unfiltered format. PURE EP’s Main System Unit (MSU) topology incorporates advanced shielding and very low noise front-end components.

●	Wider range: An expanded dynamic range retains cardiac signal details and reduces saturation. PURE EP™ combines a low-noise signal architecture with a fixed range up to 500mV, so signals are rarely clipped or limited by quantization noise.

●	Higher definition: PURE EP supports a large frequency bandwidth and linear signal acquisition to accurately display complex fractionated signals, even at lower amplitudes and higher frequencies.

●	Unipolar signals: PURE EP incorporates an innovative WCT+™ design for acquiring unipolar signals, relying on a common front-end circuitry similar to how bipolar intracardiac signals are acquired.

●	Customizable software and filters: PURE EP offers software modules and specialty digital filters, so electrophysiologists can customize their interface and optimize signals for mapping, signal interpretation and during therapy delivery.

●	Seamless integration: PURE EP integrates with existing EP labs and workflows. It is compatible and complementary with EP recording systems, mapping systems, robotic equipment, and multi-display panels.

We believe that PURE EP’s features may allow physicians to better determine precise ablation targets, strategy, and end point of procedures with the objective of reducing the need for patients to undergo multiple procedures, and to allow for less experienced EP physicians to perform more complex procedures.

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

In April 2024, we began conducting the research study, Tissue Characterization by Frequency Assessment in Pulmonary Vein Isolation with Andrea Natale, MD at Texas Cardiac Arrhythmia Institute in Austin, Texas. Pulsed Field Ablation is a newer ablation modality for pulmonary vein isolation (PVI). The promise of PFA is a better safety profile while offering comparable efficacy to that of thermal energy ablation. While it has been established that each catheter design requires a specific waveform tuning to create durable lesions, it remains unclear if there is a specific tissue characterization that is better suited for one PFA technology versus another. We believe that PURE EP has the ability to capture critical information related to tissue responsiveness to PFA.

While the results from PFA are trending to have better long-term outcomes versus thermal energy ablation methods, there remains AF reoccurrence even with optimized waveform tuning. Tissue characteristics may play an important role in the selection of the PFA system and long-term results. Tissue characterization can be accomplished with the PURE EP™ Platform in near real-time during 3D mapping prior to the ablation.  We believe that PURE EP provides precise, real-time data that other systems do not capture during these types of procedures.

Technology and Development Plan

PURE EP has been developed by a technology team consisting of engineers and consultants with expertise in digital signal processing, low power analog and digital circuit design, software development, embedded system development, electromechanical design, testing and system integration, and the regulatory requirements for medical devices. Currently, we have pivoted from a focus on commercial distribution of hardware to the research and development of novel software algorithms that advance our understanding of mechanisms and tissue characteristics. Data collection began in December 2023 and is ongoing at TCAI. Despite its rapid adoption, there is room to improve the long-term outcomes of pulsed field ablation (PFA). Our primary focus is aimed at improving the specificity of PFA treatment and improving clinical outcomes.

Customers

In December 2020, we announced that three PURE EPs were contracted for purchase by St. David’s Healthcare in Austin, Texas and were subsequently sold in February 2021. These units were our first commercial sales. We also sold three PURE EPs to Mayo Foundation for Medical Education and Research in 2021 and leased two PURE EPs in 2022, one in July 2022 to Overland Park Regional Medical Center and one in October 2022 to Methodist Hospital in San Antonio.

Competition

We plan to capitalize on PURE EP’s novel software modules for incorporation into other systems within the EP lab that display cardiac signals; at this time, we do not believe we have direct competition. However, in general, the EP market is characterized by intense competition. There are currently four large companies that share the majority of the EP recording market share in the US. They produce the following electrophysiology recording systems, with an average selling price of approximately $160,000 (source: DRG Medtech 360 Millennium report on EP Devices, issued in June 2019):

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

Suppliers

PURE EP has software modules currently in research studies; we are not actively working with suppliers at this time. Our complete PURE EP™ System contains proprietary hardware and software modules that are assembled into the system. Hardware boards contain components that are available from different distributors. The parts used to manufacture analog and digital boards are readily available from several distributors or manufacturers. Plexus Corp was our manufacturing partner for the complete PURE EP System.

Research and Development Expenses

Research and development expenses for the fiscal years ended December 31, 2024, and 2023 were $832,795 and $5,092,376, respectively.

ViralClear Business Overview

ViralClear Pharmaceuticals, Inc.

ViralClear Pharmaceuticals, Inc. (“ViralClear”) is a majority-owned subsidiary of the Company originally known as NeuroClear Technologies, Inc. The subsidiary was established November 2018 to pursue additional applications of PURE EP™ signal processing technology outside of EP. In March 2020, it was renamed ViralClear in connection with its prior objective to develop merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We had ceased the development of merimepodib in late 2020 and realigned ViralClear with its original objective, however, currently the business is dormant. As of April 14, 2025, the Company retains 69.08% ownership of ViralClear. Currently, ViralClear’s business objectives are being evaluated considering both the pharmaceutical and medical device.

BioSig AI Sciences Overview

BioSig AI Sciences, Inc.

On July 2, 2020, the Company formed NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. At April 14, 2025, the Company had a majority interest in BioSig AI of 84.5%.

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

Intellectual Property

Patents

Our success depends in large part on our ability to establish and maintain the proprietary nature of our technology. We have retained Sterne Kessler Goldstein & Fox P.L.L.C., a patent firm based in Washington DC, to help develop and execute a strategy for the development of our patent portfolio.

Our owned patent portfolio now includes 41 issued/allowed utility patents (29 utility patents where BioSig is at least one of the applicants). Thirty one additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (31 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

BioSig and ViralClear signed three patent and know-how license agreements with Mayo Foundation for Medical Education and Research in November 2019. Under the terms of such agreements, BioSig exclusively licensed additional patents and applications of the Mayo Clinic related to novel ways for ablation therapy and to treat autonomic nervous system disease including hardware, software and algorithmic solutions to be integrated into PURE EPtechnology. BioSig intends to take the licensed intellectual properties and products, which have been developed by Mayo Clinic over the last decade, through FDA approval, manufacturing, and commercialization. The development program is run under the leadership of Dr. Asirvatham. On March 5, 2021, we announced that the U.S. Patent Office had allowed a utility patent that ViralClear has exclusively licensed from the Mayo Foundation for Medical Education and Research. The patent application number 16/805,017 entitled, “Systems and Methods for Electroporation” was filed on February 28, 2020. The patent describes and claims methods and materials for improving the treatment of hypertension via electroporation of nerves in the renal area. Electroporation is an emerging technique that has demonstrated efficacy in treatments for several critical conditions and is currently being evaluated for the treatments of autonomic nervous disorders, including hyper- and hypotension / syncope.

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

To obtain 510(k) clearance, one must submit a 510(k) containing sufficient information and data to demonstrate that the proposed device is substantially equivalent to a legally marketed predicate device. This data generally includes non-clinical performance testing (e.g., software validation, bench testing electrical safety testing), but may also include clinical data. Typically, it takes approximately three-to-six months for the FDA to complete its review of a 510(k) submission; however, it can take significantly longer and not all 510(k) submissions are accepted by the FDA for review, and not all are cleared following FDA review. During its review of a 510(k), the FDA may request additional information, including clinical data, which may significantly prolong the review process. After completing its review of a 510(k), the FDA may issue an order, in the form of a letter (i) finding the proposed device to be substantially equivalent to the predicate device and stating that the device can be marketed in the U.S., or (ii) finding the proposed device not substantially equivalent to the predicate device and stating that device cannot be marketed in the U.S. We received 510(k) clearance for PURE EP on August 8, 2018.

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

We obtained FDA clearance related to the PURE EP via the 510(k) process in 2018 and we do not anticipate a PMA for it or other devices at this time.

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

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Our PURE EP may be affected by this legislation. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Medical Device Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Medical Device Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Medical Device Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européenne (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. Failure to obtain the CE mark will preclude us from selling the PURE EP and related products in the European Union.

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

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. Our PURE EP may be affected by this legislation. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Medical Device Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Medical Device Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Medical Device Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européenne (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. Failure to obtain the CE mark will preclude us from selling the PURE EP and related products in the European Union.

Employees

As of April 14, 2025, we had 5 full-time employees. Additionally, we use 3 consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

Corporate and Other Information

We were incorporated in Nevada in February 2009 and in April 2011 we merged with our wholly owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. Our principal executive offices are located at 12424 Wilshire Blvd., Ste 745 Los Angeles, CA 90025 and our telephone number is (203) 409-5444. Our website address is www.biosig.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

●	There is substantial doubt about our ability to continue as a going concern.

●	Because we have reverted to a development stage company, we expect to incur operating losses.

●	Our PURE EP and other product candidates are in continued development and may not be successfully developed or commercialized.

●	We expect to derive our revenue from sales of our PURE EP and other products we may develop. If we fail to generate revenue from these sources, our results of operations and the value of our business will be materially and adversely affected.

●	We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

●	We may be unable to develop our existing or future technology.

●	We may experience delays in any phase of the preclinical or clinical development of a product, including during its research and development.

●	We have completed one clinical trial of our product. The results of additional clinical studies may not support the usefulness of our technology.

●	The medical device industry is subject to stringent regulation and failure to obtain regulatory approval will prevent commercialization of our products.

●	We, and our third-party manufacturer(s), are, and will be, subject to extensive regulation by the FDA.

●	The market for our technology and revenue generation avenues for our products may be slow to develop, if at all.

●	Our estimate of the size of our addressable market may prove to be inaccurate.

●	The EP market is highly competitive.

●	If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

●	Our strategic business plan may not produce the intended growth in revenue and operating income.

●	We currently have limited sales, marketing or distribution operations and will need to expand our expertise in these areas.

●	Our product development program depends upon third-party researchers, including Mayo, who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials.

●	We may face risks associated with future litigation and claims.

●	The Company has concluded that there is a material weakness in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of the Company’s financial reporting depends on the effectiveness of its internal controls over financial reporting.

●	If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

●	If we infringe upon the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

●	We depend on our collaboration with Mayo Clinic for the research and development of additional advanced features of PURE EP. If this collaboration is not successful, we may not be able to realize the market potential of such features and may not have rights to use any such developed advanced features.

●	If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business.

●	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

●	The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

●	Although our shares of common stock are now listed on the Nasdaq Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

●	Future sales of our common stock in the public market or other financings could cause our stock price to fall.

●	If we sell additional equity or debt securities to fund our operations, it may impose restrictions on our business.

Risks Related to Our Business and Industry

There is substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued an opinion on our consolidated financial statements included in this Annual Report on Form 10-K that states that the consolidated financial statements were prepared assuming we will continue as a going concern. Our consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assume that we will realize our assets and discharge our liabilities in the ordinary course of business. We have incurred substantial operating losses and have used cash in our operating activities for the past few years. As of and for the year ended December 31, 2024, we had a net loss of $10.3 million and net cash used in operating activities of $4.8 million. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. We also cannot be certain that additional financing, if needed, will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue our operations. There remains substantial doubt about our ability to continue as a going concern for the next twelve months from the date the consolidated financial statements were issued.

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

Because we have reverted to a development stage company, we expect to incur operating losses.

We have diverted from early commercialization stage to a development stage company and we expect to incur substantial additional operating expenses over the next several years as our marketing, commercialization, and customer development along with additional research and development increase for our PURE EP and other product candidates. The amount of our future losses and when, if ever, we will achieve profitability are uncertain. Our products that have generated minimal commercial revenue, and, although we expect to generate revenues this year from the commercial sale of our PURE EP, may not be able to generate sufficient revenues to fund our operating expenses, if any. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

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

Our PURE EP and other product candidates are in continued development and may not be successfully developed or commercialized.

Although our main product candidate, PURE EP, received FDA 510(k) clearance from FDA, we are currently conducting research studies, which may require substantial further capital expenditure, to establish the safety and efficacy data needed to obtain acceptance by the medical community and coverage by third-party payors. The continued development of PURE EP, and/or any other product candidates we may develop, is dependent upon our ability to obtain sufficient additional financing. However, even if we are able to obtain the requisite financing to fund our development program, we cannot assure you that our current or future product candidates will be successfully developed or commercialized. Our failure to develop, manufacture, receive regulatory approval for, or successfully commercialize any of our product candidates could result in the failure of our business and a loss of all of your investment in our company.

We expect to derive our revenue from sales of our PURE EP and other products we may develop. If we fail to generate revenue from these sources, our results of operations and the value of our business will be materially and adversely affected.

As of December 31, 2024, our cash and cash equivalents were approximately $0.1 million. Based on our currently expected level of operating expenditures, we do not expect that our existing cash and cash equivalents will be sufficient to fund our operations in the near future. Our revenue was generated from sales of our PURE EP, for which we made first commercial sale in February 2021, and other products we may develop. Future sales of these products, if any, will be subject to, among other things, commercial and market uncertainties that may be outside our control. If we fail to generate our intended revenues from these products, our results of operations and the value of our business and securities would be materially and adversely affected.

We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

Until PURE EP or another product of ours become commercially viable, we will have to fund all of our operations and capital expenditures from cash on hand, public or private equity offerings, debt financings, bank credit facilities or corporate collaboration and licensing arrangements. However, we may need to raise additional funds more quickly if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate. We also may decide to raise additional funds before we require them if we are presented with favorable terms for raising capital.

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

Our product, the PURE EP, may not deliver the levels of accuracy and reliability needed to make it a successful product in the marketplace, and the development of such accuracy and reliability may be indefinitely delayed or may never be achieved. In addition, we may experience delays in the development of our technology for other reasons, including failure to obtain necessary funding and failure to obtain all necessary regulatory approvals. Failure to develop this or other technology could have an adverse material effect on our business, financial condition, results of operations and future prospects.

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

In November 2019, we commenced our first clinical study with PURE EP and completed the clinical trial as of September 2021. Conducting clinical trials is a long, expensive, and uncertain process that is subject to delays and failure at any stage. Clinical trials can take months or years. The commencement or completion of any of our subsequent clinical trials may be delayed or halted for numerous reasons, including:

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

Results of pre-clinical studies do not necessarily predict future clinical trial results and previous clinical trial results may not be repeated in subsequent clinical trials. We may experience delays, cost overruns and project terminations despite achieving promising results in pre-clinical testing or early clinical testing. In addition, the data obtained from clinical trials may be inadequate to support a device’s approval or clearance, or to demonstrate safety and efficacy to the extent required to obtain third-party coverage and/or reimbursement. The FDA may disagree with our interpretation of the data from our clinical trials, or may find the clinical trial design, conduct, or results inadequate to demonstrate the safety and effectiveness of the product candidate. The FDA may also require additional pre-clinical studies or clinical trials that could further delay clearance or approval of any product candidates we may develop in the future and/or the PURE EP to the extent we seek clearance/approval for different indications than that for which it is currently cleared. If we are unsuccessful in receiving FDA clearance approval of a future product candidate, or a product’s clearance or approval is withdrawn, we would not be able to commercialize the product(s) in the U.S., which could seriously harm our business. Moreover, we face similar risks in other jurisdictions in which we may sell or propose to sell our products.

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

We received 510(k) clearance to market our current lead product, the PURE EP in the U.S. However, if we intend to market the PURE EP for additional medical uses or indications, we may need to submit additional 510(k) applications to the FDA that are supported by satisfactory clinical trial results specifically for the additional indication. Clinical trials necessary to support 510(k) clearance or PMA approval for any future product candidates, or any new indications for use for our PURE EP, would be expensive and could require the enrollment of large numbers of suitable patients who could be difficult to identify and recruit. Delays or failures in any necessary clinical trials could prevent us from commercializing any modified product or new product candidate and could adversely affect our business, operating results and prospects.

The results of our initial clinical trials may not provide sufficient evidence to allow the FDA to grant us such additional marketing clearances and even additional trials requested by the FDA may not result in our obtaining 510(k) marketing clearance for our product. The failure to obtain FDA marketing clearance for any additional indications for the PURE EP or any other of our future products would have a material adverse effect on our business.

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

In addition, as part of our strategy for growth, we may make acquisitions and enter into strategic alliances such as joint ventures and joint development agreements. However, we may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully, and our strategic alliances may not prove to be successful. In this regard, acquisitions involve numerous risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management’s attention from other business concerns. Although we will endeavour to evaluate the risks inherent in any particular transaction, there can be no assurance that we will properly ascertain all such risks. In addition, acquisitions could result in the incurrence of substantial additional indebtedness and other expenses or in potentially dilutive issuances of equity securities. There can be no assurance that difficulties encountered with acquisitions will not have a material adverse effect on our business, financial condition and results of operations.

We currently have limited sales, marketing or distribution operations and will need to expand our expertise in these areas.

We currently have limited sales, marketing or distribution operations. We have begun implementing a market development program and are in the process of building such operations in connection with the commercialization of PURE EP, and we are expanding our expertise in sales, marketing and distribution operations for commercial growth. To increase internal sales, distribution and marketing expertise and be able to conduct these operations, we have begun to invest in and will have to invest significant amounts of financial and management resources. In developing these functions ourselves, we could face a number of risks, including:

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

We do not have the ability to conduct all aspects of pre-clinical testing or clinical trials ourselves. We depend upon independent investigators and collaborators, such as commercial third-parties, government, universities and medical institutions, to conduct our pre-clinical and clinical trials under agreements with us. For our first clinical trial for the PURE EP, titled “Novel Cardiac Signal Processing System for Electrophysiology Procedures (PURE EP 2.0 Study)” which commenced in November 2019, we rely on third parties, including TCARF and Mayo Clinic to conduct the patient cases. In addition, we are party to various license agreements with Mayo, pursuant to which we rely on research and development information, materials, technical data, unpatented inventions, trade secrets, know-how and supportive information of Mayo to develop, make, have made, use, offer for sale, sell, and import licensed products. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. These investigators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. The failure of any of these outside collaborators to perform in an acceptable and timely manner in the future, including in accordance with any applicable regulatory requirements, such as good clinical and laboratory practices, or pre-clinical testing or clinical trial protocols, could cause a delay or otherwise adversely affect our pre-clinical testing or clinical trials, our success in obtaining regulatory approvals and, ultimately, the timely advancement of our development programs. In addition, these collaborators may also have relationships with other commercial entities, some of whom may compete with us. If our collaborators assist our competitors at our expense, our competitive position would be harmed.

If healthcare providers are unable to obtain sufficient reimbursement or other financial incentives from third-party healthcare payers related to the use of our products, their adoption and our future product sales will be materially adversely affected.

Widespread adoption of the PURE EP, and any other products we may develop in the future, by the medical community is unlikely to occur without a financial incentive from third-party payors for the use of these products. Third-party payors include but are not limited to governmental programs such as Medicare and Medicaid, commercial health insurers and private payors, workers’ compensation programs, and other organizations. Currently, the PURE EP does not receive separate reimbursement from any third-party payor. Instead, healthcare providers typically receive reimbursement for the procedure in which our product is used. Future regulatory action by CMS or other governmental agencies, or unfavorable clinical data, among other things, may impact coverage and/or reimbursement policies for procedures performed using our products. If healthcare providers are unable to obtain adequate coverage of, or reimbursement for, procedures performed using our products, or if managed care organizations do not receive improved capitated payments due to more accurate patient risk assessment using our products, we may be unable to sell our products at levels that are sufficient to allow us to achieve and maintain profitability, and our business would suffer significantly.

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

Additionally, we may be subject to state equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. Several states impose marketing restrictions or require medical device companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements, and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

Global economic uncertainty and financial market volatility caused by political instability, changes in international trade relationships and conflicts could make it more difficult for us to access financing and could adversely affect our business and operations.

Our ability to raise capital is subject to the risk of adverse changes in the market value of our stock. Periods of macroeconomic weakness or recession and heightened market volatility caused by adverse geopolitical developments could increase these risks, potentially resulting in adverse impacts on our ability to raise further capital on favorable terms. The impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflicts between Russia and Ukraine, including resulting sanctions, export controls or other restrictive actions that may be imposed by the U.S. and/or other countries against governmental or other entities in, for example, Russia, also could lead to disruption, instability and volatility in global trade patterns, which may in turn impact our ability to source necessary reagents, raw materials and other inputs for our research and development operations. In addition, political developments impacting government spending and international trade, including changes in trade agreements, potential government shutdowns and trade disputes and tariffs, including tariffs that have been or may in the future be imposed by the United States or other countries and future legislation or actions taken by the United States or other countries that restrict trade, and protectionist or retaliatory measures taken by the United States or other countries, may negatively impact markets and cause weaker macroeconomic conditions. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of any political instability and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also have the effect of heightening many of the other risks and uncertainties described elsewhere in this “Risk Factors” section.

The U.S. Congress, the Trump administration, or any new administration may make substantial changes to fiscal, tax, and other federal policies that may adversely affect our business.

In 2017, the U.S. Congress and the Trump administration made substantial changes to U.S. policies, which included comprehensive corporate and individual tax reform. In addition, the Trump administration called for significant changes to U.S. trade, healthcare, immigration and government regulatory policy in President Trump’s second term. The transitions between the Trump and Biden presidential terms led to substantial changes in the direction and focus of administrative and regulatory policies. Changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any future administration have impacted and may in the future impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made, whether those policy changes are challenged and subsequently upheld by the court system and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

In connection with the audit of its December 31, 2024 financial statements, the Company’s management identified inadequate identification, recording and reporting of stock based compensation due under consulting or other third-party contracts entered into by the Company, but not yet ratified by the Company’s Board of Directors which resulted in deficiencies, which, in aggregate, amounted to a material weakness in the Company’s internal control over financial reporting. Other material weaknesses along with stock-based compensation identified were the lack of segregation of duties and ineffective review processes over period end financial disclosure and reporting.

The Company’s remediation efforts are ongoing and it will continue its initiatives to implement and document policies, procedures, and internal controls. Remediation of the identified material weakness and strengthening the internal control environment will require a substantial effort throughout 2025 and beyond, as necessary, and the Company will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weakness cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company cannot guarantee that it will be successful in remediating the material weakness it identified or that its internal control over financial reporting, as modified, will enable it to identify or avoid material weaknesses in the future.

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

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. Our owned patent portfolio now includes 41 issued/allowed utility patents (29 utility patents where BioSig is at least one of the applicants). Thirty one additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (31 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

We depend on our collaboration with Mayo Clinic for the research and development of additional advanced features of PURE EP. If this collaboration is not successful, we may not be able to realize the market potential of such features and may not have rights to use any such developed advanced features.

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

Our common stock is listed on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of Nasdaq, such as the minimum bid price, shareholders’ equity, public float and other requirements, Nasdaq may take steps to delist our common stock. Such a delisting would have a negative effect on the price of our common stock, impair the ability to sell or purchase our common stock when persons wish to do so, and any delisting materially adversely affect our ability to raise capital or pursue strategic restructuring, refinancing or other transactions on acceptable terms, or at all. Delisting from the Nasdaq Capital Market could also have other negative results, including the potential loss of institutional investor interest and fewer business development opportunities. In the event of a delisting, we would attempt to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

On March 5, 2024, the Company received a letter from the Staff stating that the Company had not regained compliance with Listing Rule 5550(a)(2) because the Company’s common stock did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market, and the Company is not eligible for a second 180 day cure period under Rule 5810(c)(3)(A)(2) because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for Nasdaq, and that accordingly, Nasdaq would delist the Company’s common stock unless the Company requested an appeal of this determination. On March 11, 2024, the Company submitted a request for a hearing before Hearings Panel to appeal the delisting determination.

On March 12, 2024, the Company received a letter from the Staff stating that based upon the Staff’s review of the Company and pursuant to Listing Rule 5101, the Staff believes that the Company no longer has an operating business and is a “public shell,” and that the continued listing of its securities is no longer warranted, in view of work force reductions and resignations of members of the board of directors and officers. The letter further stated that the Company no longer meets the requirement of Rule 5550(b)(2) to maintain a minimum market value of listed securities of $35 million, if none of the other standards set forth in Rule 5550(b) is met. The Staff stated that the foregoing matters serve as an additional basis for delisting the Company’s common stock from the Nasdaq Stock Market, and that the Panel will consider this matter in rendering a determination regarding the Company’s continued listing on the Nasdaq Capital Market. The Company appealed the foregoing determinations. The requested hearing before the Panel was held on May 7, 2024.

On June 10, 2024, the Company received formal notice that the Panel had determined to delist the Company’s common stock from Nasdaq due to the Company’s continued non-compliance with the minimum stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(2) for continued listing on Nasdaq. As a result, trading in the Company’s common stock was suspended on Nasdaq effective with the open of business on Wednesday, June 12, 2024. The Company’s common was eligible to trade on the OTC Markets’ Pink Current Information tier under symbol “BSGM” effective with the open of trading on Wednesday, June 12, 2024. The Company sought the Panel’s reconsideration in accordance with the Nasdaq Listing Rules

On June 24, 2024, the Company was notified by Nasdaq that the Panel had declined to reconsider its decision dated June 10, 2024 to delist the Company’s common stock from Nasdaq (the “Delisting Decision”). Trading in the Company’s securities remained suspended on Nasdaq effective with the open of business on June 12, 2024, at which point the Company’s common stock was eligible to trade on the OTC Market’s Pink Current Information tier.

On July 10, 2024, the Company filed a submission in support of an appeal to the Listing Council.

On July 23, 2024, the Company commenced trading of its common stock on the OTCQB, operated by OTC Markets Group, Inc.

On October 18, 2024, the Company was notified by the Staff that the Listing Council had granted the Company an exception through March 7, 2025, to evidence compliance with Nasdaq Listing Rule 5550(b), namely either the $35 million in market value of listed securities requirement or the alternative requirement of $2.5 million in stockholders’ equity (the “Equity Rule”) for continued listing on The Nasdaq Capital Market.

On October 23, 2024, the Company’s common stock resumed trading on the Nasdaq Capital Market.

On October 24, 2024, the Company received a letter from the Staff notifying the Company that based upon the closing bid price of the Company’s common stock from the period of June 11, 2024 through the reinstatement date, October 23, 2024, the Company did not meet the minimum bid price of $1.00 per share required by the Listing Rules and as a result, the Company no longer met this requirement. However, the Listing Rules also provided the Company a compliance period of 180 calendar days in which to regain compliance. Since then, Staff had determined that for the 10 consecutive business days, from October 30, 2024, to November 12, 2024, the closing bid price of the Company’s common stock was at $1.00 per share or greater. Accordingly, the Company regained compliance with Listing Rule 5550(a)(2) and this matter closed as of November 13, 2024.

On March 6, 2025, the Company submitted supporting documents to the Listing Council evidencing compliance with the Equity Rule. And on March 24, 2025, the Company was notified by the Office of General Counsel of Nasdaq that the Company had successfully met the qualifications to regain full compliance for continued listing on the Nasdaq Capital Market.

On April 11, 2025, the Company received a letter from the Staff indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 27, 2025, through April 10, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 8, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

Delisting from the Nasdaq Capital Market could negatively impact the Company’s ability to raise additional financing to fund future operations.

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

As of April 14, 2025, we have outstanding options to purchase 2,515,200 shares of common stock, 1,156,663 restricted stock units and have reserved 4,251,595 shares of our common stock for further issuances pursuant to our 2023 Long-Term Incentive Plan. In addition, as of April 14, 2025, we may be required to issue 546,514 shares of our common stock for issuance upon conversion of outstanding convertible Series C preferred stock which includes accrued dividends as of April 14, 2025, and 5,589,760 shares of our common stock for issuance upon exercise of outstanding warrants. Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

The interests of our controlling stockholders may not coincide with yours and such controlling stockholders may make decisions with which you may disagree.

As of April 14, 2025, two of our stockholders beneficially owned over 21.32% of our common stock. As a result, these stockholders may be able to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and make some future transactions more difficult or impossible without the support of our controlling stockholders. The interests of our controlling stockholders may not coincide with our interests or the interests of other stockholders.

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

As of April 14, 2025, we were in compliance with all covenants of the Series C Preferred Stock.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently do not have new research coverage by securities and industry analysts. If we have coverage in the future and any analyst who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline; or if any analyst ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

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

ITEM 2 – PROPERTIES

We maintain our principal executive office at 12424 Wilshire Boulevard, Los Angeles, California, where we lease approximately 4,000 square feet of office space. This lease runs until July 31, 2025, with monthly payments of $14,124 from September 1, 2022 through June 30, 2023, $14,618 from July 1, 2023 through June 30, 2024 and $15,130 from July 1, 2024 through July 31, 2025. In connection with the lease, we paid a security deposit of $27,404. We have an option to extend past its lease term for three additional years.

We ended our lease in July 2024 for our previous principal executive office at 55 Greens Farms Road, Westport, Connecticut, where we sublet approximately 6,590 square feet of office space. The lease was to run until December 31, 2024, with monthly payments of $15,926 plus any additional utility expenses. In connection with the lease, we paid a security deposit of $14,828.

We believe we do not need to expand our current facilities to meet our future needs.

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

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from unlawful actions taken by the Company and its board of directors. The claimant contends that he and others have sustained losses totalling approximately $1,440,000. On March 22, 2024, September 3, 2024, September 27, 2024 and December 6, 2024, the claimant sent additional letters to the Company referencing the previous letters and requesting several documents. On September 19, 2024, the Company sent the claimant a cease and desist and litigation hold notice which threatened legal action against the claimant if the conduct continued. On March 24, 2025, the Company entered into a settlement agreement with the claimant for 1,000,000 shares with a market price of $0.4938 per share. As of December 31, 2024, the Company accrued $493,800 for the liability.

On December 3, 2024, the Court filed an Order Granting Motion to Dismiss to the lawsuit filed on March 22, 2024 by plaintiff, Michael Gray Fleming (the “Plaintiff”), in Hennepin County, Minnesota District Court. The lawsuit named the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contended that the Company failed to meet its obligations in issuing the Plaintiff stock under the terms of a restricted stock award agreement. Plaintiff was seeking at least $288,000 in damages. The Company believed Plaintiff’s allegations were baseless and had moved to dismiss Plaintiff’s claims during a hearing in September 2024.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “BSGM.”

Holders of Record

As of April 14, 2025, there were approximately 421 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because the “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future but intend to retain our capital resources for reinvestment in our business.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Use of Proceeds from the Sale of Registered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Recent Sale of Unregistered Equity Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities, except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

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

Overview

Business Overview

BioSig Technologies is a medical device technology company with an advanced digital signal processing technology platform, the PURE EP™ Platform (“PURE EP”), that delivers insights to electrophysiologists for ablation treatments of cardiovascular arrhythmias.

The PURE EP™ Platform enables electrophysiologists to acquire raw signal data in real-time—absent of unnecessary noise or interference—to maximize procedural success and minimize unnecessary inefficiencies. As physician advocates, we believe that the ability to maintain the integrity of intracardiac signals with precision and clarity without driving up procedural costs has never been more pertinent.

By capturing critical cardiac signals—even the most complex—PURE EP is designed to enhance clinical decision-making and improve clinical workflow for all types of arrhythmias, even the most challenging procedures for cardiac arrhythmias, like ventricular tachycardia (VT) and atrial fibrillation (AF).

BioSig has pivoted from a focus on commercial distribution of hardware to the research and development of novel software algorithms that advance our understanding of mechanisms and tissue characteristics. Data collection began in December 2023 and is ongoing. Despite its rapid adoption, there is room to improve the long-term outcomes of pulsed field ablation (PFA). Our primary focus is aimed at improving the specificity of PFA treatment and improving clinical outcomes.

Our owned patent portfolio now includes 41 issued/allowed utility patents (29 utility patents where BioSig is at least one of the applicants). Thirty one additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (31 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

Recent Developments

Issuance of debt

On March 7, 2024, the Company issued a promissory note to an investor and related party (10% plus shareholder) for $500,000. The Company designated its 12% note due 2026, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The note was due March 7, 2026. The Company promised to pay interest in cash on the unpaid principal amount of this note at a rate per annum equal to twelve percent (12%), commencing to accrue on the date hereof and payable on the maturity date or earlier prepayment as provided therein. The Note contained customary events of default.

The Company was able to prepay all or any portion of the principal amount of the Note at any time or from time to time without penalty. On May 1, 2024, we converted the promissory note and related accrued interest of $509,165 into 348,624 shares of common stock and warrants to purchase 174,312 shares of common stock at $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

Private Placements

On January 12, 2024, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 260,720 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $3.989, and warrants to purchase up to 130,363 shares at an exercise price of $3.364 per share that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance in exchange for aggregate consideration of $1,040,000.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the Investors an aggregate of 783,406 shares of the Common Stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder has agreed to convert it into shares of common stock and warrants under the Purchase Agreement.

On May 29, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares of Common Stock at a price of $1.91 per share and (ii) in a concurrent private placement, warrants (the “Private Placement Warrants”) to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share. In connection with the Offering, the Company issued 109,948 warrants to its placement agent. The gross proceeds from the offering were approximately $3,000,000.

On March 5, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 758,514 shares Common Stock at a purchase price of $1.07974 per share, and warrants to purchase up to 758,514 shares of Common Stock at an exercise price of $0.95474 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, in exchange for aggregate consideration of $818,998.

ATM Sales Agreement

On December 18, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent or principal (the “Agent”), pursuant to which the Company may offer and sell, from time to time in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the Company’s common stock, par value $0.001 per share (“common stock”), through or to the Agent (the “ATM Offering”). The Sales Agreement, among other things, provides for the issuance and sale of up to an aggregate of $8,500,000 of shares of the Company’s common stock (the “ATM Shares”).

The ATM Shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-276298) and an accompanying prospectus filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on December 28, 2023, as amended on January 5, 2024 and December 9, 2024, and declared effective by the SEC on December 17, 2024 (the “Registration Statement”) and pursuant to a prospectus supplement dated December 18, 2024.

From January 17, 2025 through April 14, 2025, the Company has sold 4,403,166 ATM Shares at an average offering price of $0.91 per share for aggregate gross proceeds of $4,019,063 or $3,882,420 net of fees of $136,643.

Equity Line of Credit

On February 28, 2025 (the “Effective Date”), the Company entered into a Equity Subscription Agreement (the “Subscription Agreement”) with Lind Global Fund III, LP (the “Investor”). Pursuant to the Subscription Agreement, the Company has the right, but not the obligation, to sell to the Investor from time to time (each such occurrence, an “Advance”) up to $5.0 million (the “Commitment Amount”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), during the 36 months following the execution of the Subscription Agreement, subject to (a) an overall cap of 10,000,000 shares and (b) the restrictions and satisfaction of the conditions set forth in the Subscription Agreement. The Company is under no obligation to sell any of its Common Stock to the Investor under the Subscription Agreement. At the Company’s option, the shares of Common Stock would be purchased by the Investor from time to time at a price (the “Market Price”) equal to 95% of the lowest of the daily VWAPs (as hereinafter defined) during a five (or such other period as the Company and the Investor may agree) consecutive trading day period commencing on the date that the Company delivers a notice to the Investor (an “Advance Notice”) that the Company is requiring the Investor to purchase a specified number of shares of Common Stock (the “Advance Shares”). The Company may also specify a minimum acceptable price per share in each Advance. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Common Stock for such trading day on the Nasdaq Stock Market as reported by Bloomberg L.P. The maximum number of shares of Common Stock that the Company may require the Investor to purchase in any Advance is an number equal to 66.667% of the average daily volume of the Common Stock on the Nasdaq Stock Market during the five consecutive trading days immediately preceding the date of the Advance Notice; provided that notwithstanding the foregoing limitation, in any period of 30 consecutive days, the total number of Advance Shares that the Company may sell to the Investor may be up to 0.5% of the quotient of the number of shares of Common Stock outstanding on the date of the Advance divided by the Market Price determined for such Advance.

As consideration for the Investor’s irrevocable commitment (subject to the conditions set forth in the Subscription Agreement) to purchase the Company’s Common Stock up to the Commitment Amount, the Company issued 108,542 shares of Common Stock (the “Commitment Shares”) to the Investor. The Company had previously advanced to the Investor $10,000 to cover certain expenses related to the Subscription Agreement.

The Investor’s obligation to purchase the Company’s shares of Common Stock pursuant to the Subscription Agreement is subject to a number of conditions, including that the Company file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), registering the issuance and sale of the Commitment Shares and the Advance Shares to be issued and sold pursuant to an Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement be declared effective by the SEC.

Neuro-Kinesis Corporation

On July 1, 2024, the Company announced the intent to acquire the assets of Neuro-Kinesis Corporation (NKC), a privately held Los Angeles-based medical technology company developing smart EP tools. A non-binding letter of intent (LOI) had been executed confirming BioSig’s preliminary interest in the proposed acquisition of the assets of NKC. The purchase price would be paid through the issuance of shares of BioSig’s common stock to the shareholders of NKC. In addition, at closing, NKC would provide a minimum of $2.5 million, but could provide up to $6 million, of unrestricted cash to BioSig. The proposed acquisition would require extensive due diligence, potentially through the first quarter of 2025. The LOI expired on October 14, 2024, and the Company entered into an amendment to extend the term of the LOI through March 31, 2025. In addition, the amendment stated that any party may terminate the LOI in writing prior to the end of the term. On February 3, 2025, the Company terminated the LOI.

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

Currently, the Company has 5 employees and 3 key consultants. Dependent upon funding, the Company would plan on hiring a team of 4-6 persons to execute the business development strategy of finding partners for the continued research and development, and commercialization of PURE EP, and develop new products in the field of Pulse Field Ablation.

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

Twelve Months Ended December 31, 2024, Compared to Twelve Months Ended December 31, 2023

Revenues and Cost of Goods Sold. Revenue for the year ended December 31, 2024, totaled $40 comprised of recognized service revenue as compared to $18 comprised of recognized service revenue for the year ended December 31, 2023. The increase in revenue is related to the sales contracts of our medical devices.

We derive our revenue primarily from the sale or lease of our medical device, PURE EP, as well as related support and maintenance services and software upgrades in connection with the system.

Research and Development Expenses. Research and development expenses for the twelve months ended December 31, 2024, were $832, a decrease of $4,260 or 83.66%, from $5,092 for the twelve months ended December 31, 2023. This decrease is primarily due to a decrease in payroll and stock-based compensation related to research and development in 2024 as compared to 2023.

Research and development expenses were comprised of the following:

	2024	2023
Salaries and equity compensation	$551	$3,885
Consulting expenses	120	311
Research, clinical studies, and design work	85	373
Regulatory	3	75
Data/AI development	-	117
Product development and formulation	-	99
Travel, supplies, other	73	232
Total	$832	$5,092

Stock-based compensation for research and development personnel was $90 and $1,224 for the twelve months ended December 31, 2024, and 2023, respectively.

General and Administrative Expenses. General and administrative expenses for the twelve months ended December 31, 2024, were $11,629, a decrease of $11,448 or 49.61%, from $23,077 incurred in the twelve months ended December 31, 2023. This decrease is primarily due to a reduction in force and decreases in equity-based and other compensation, professional services, consulting fees and travel, meals and entertainment costs.

Payroll related expenses (including equity compensation) decreased to $7,951 in the twelve months ended December 31, 2024, from $14,144 for the twelve months ended December 31, 2023, a decrease of $6,193, or 43.79%. This decrease is due to a decrease in payroll expenses decreasing to $1,083 in 2024, as a result of the workforce reduction mainly during the first quarter of the year driven by the change in management and reallocation of resources, as compared to $7,405 payroll expenses in 2023. Partially offset by an increase in stock-based compensation of $129 for the current year compared to the prior year.

Professional services for the twelve months ended December 31, 2024, totaled $1,778, a decrease of $2,563, or 59.04%, over the $4,341 recognized for the twelve months ended December 31, 2023. Included in professional fees is legal fees, consulting, accounting fees and marketing fees. Legal fees totaled $729 for the twelve months ended December 31, 2024, a decrease of $5, or 0.7%, from $734 incurred for the twelve months ended December 31, 2023. Accounting fees incurred in the twelve months ended December 31, 2024, amounted to $206, a decrease of $11 or 5.07%, from $217 incurred for the same period in 2023. Consulting fees and marketing totaled $843 for the twelve months ended December 31, 2024, a decrease of $2,224 or 72.51%, from $3,067 for the twelve months ended December 31, 2023. The decrease primarily relates to reductions in consultants in connection with our commercialization efforts.

Travel, meals and entertainment costs for the twelve months ended December 31, 2024, were $328, a decrease of $382, or 53.80%, from $710 incurred during the twelve months ended December 31, 2023. The decrease in 2024 was due to reductions in travel in both corporate and commercialization as compared to 2023.

Rent for the twelve months ended December 31, 2024, totaled $238, a decrease of $140, or 37.04%, from $378 incurred during the same period in 2023. In 2024, we incurred a rent reduction by closing our Connecticut office reflecting the savings in 2024.

The remaining general and administrative expenses for the twelve months ended December 31, 2024, were $1,334, a decrease of $1,792, or 57.33% from $3,126 incurred in the twelve months ended December 31, 2023. The remaining expenses consisted of board fees, insurance expenses, computer software expenses, supplies and office supplies. The decrease was mainly driven by the reduced work force and reduce operations as the new management team took over during the year as compared to the prior year.

Depreciation and Amortization Expense. Depreciation and amortization expense for the twelve months ended 2024 totaled $188 as compared to $361 incurred during the same period in 2023.

Interest Income (Expense), net. Interest income (expense) for the twelve months ended December 31, 2024, totaled $(11) as compared to $9 earned during the twelve months ended December 31, 2023.

Gain on settlement and forgiveness of debt. Gain on settlement and forgiveness of debt was $2,511 for the year ended December 31, 2024, as compared to Nil during 2023. Management was able to negotiate with our vendors to settle our liabilities for less during the current period.

Other Income (expense). Other income (expense) for the twelve months ended December 31, 2024, totaled $23 as compared to $(187) in 2023.

Preferred Stock Dividend. Preferred stock dividends for the twelve months ended December 31, 2024, and 2023, totaled $9. Preferred stock dividends are related to the issuance of our Series C Preferred Stock issued from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.31 in 2024, therefore we recorded a noncash deemed preferred stock dividend of $174 during the year ended December 31, 2024 compared to $0 for the year ended December 31, 2023.

Noncontrolling Interest. In 2023, BioSig AI Sciences sold shares of its common stock to fund initial and ongoing operations. As of December 31, 2024, we had a majority interest in BioSig AI Sciences of 84.5%

In 2019 and 2020, ViralClear sold shares of its common stock to fund its initial and ongoing operations. As of December 31, 2024 and 2023, we had a majority interest in ViralClear of 69.08%.

The proportionate income (loss) attributed to noncontrolling interests for the twelve months ended December 31, 2024, was $(9) as compared to $351 for 2023.

Net Loss Available to BioSig Technologies, Inc. Net loss available to common stockholders for the twelve months ended December 31, 2024, was $10,513 as compared to a net loss of $29,050 for the twelve months ended December 31, 2023, a decrease of $18,537 or 63.81%. The primary reasons for the decrease, as described above, are the decreases in expenses from 2024 to 2023.

Segment Results

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis. The Company views its operations and manages its business in one operating segment.

The Summary Statement of Operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023, is detailed in Note 13 of the accompanying consolidated financial statements.

Liquidity, Capital Resources and Going Concern

We had an accumulated deficit as of December 31, 2024, of approximately $255.35 million, as well as a net loss of approximately $10.3 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP) reach commercial profitability.

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

Our plans include the continued research and development of PURE EP and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Our reduction in force and payables has allowed us to reduce our annual expenses in a meaningful way. As a result of this transition, we have been able to achieve savings through reductions in executive and management compensation and a reduction of our utilization of external consultants and professional service providers. We believe these cost-saving measures combined with our expectations of positive trends in commercial activity create the potential for us to achieve a lower cash flow breakeven rate. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2024, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur additional research and development costs relating to PURE EP and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

We follow the guidance of Accounting Standards Codification, or ASC, Topic 205-40, Presentation of Financial Statements - Going Concern, in order to determine whether there is substantial doubt about our ability to continue as a going concern for one year after the date our financial statements are issued. Given our current development plans and cash management efforts, we anticipate that our cash resources will be sufficient to fund operations into the second quarter of 2025. Our ability to continue operations after our current cash resources are exhausted depends on our ability to obtain additional financing, as to which no assurances can be given. Cash requirements may vary materially from those now planned because of changes in our focus and direction of our research and development programs, competitive and technical advances, patent developments, regulatory changes or other developments. If adequate additional funds are not available when required, management may need to curtail its development efforts and planned operations to conserve cash.

Based on the current cash forecast, management has determined that our present capital resources will not be sufficient to fund our planned operations for at least one year from the issuance date of the financial statements, which raises substantial doubt as to our ability to continue as a going concern. This forecast of cash resources and planned operations is forward-looking information that involves risks and uncertainties, and the actual amount of expenses could vary materially and adversely as a result of a number of factors.

Equity Financing

Issuance of debt

On March 7, 2024, the Company issued a promissory note to an investor and related party (10% plus shareholder) for $500,000. The Company designated its 12% note due 2026, in accordance with exemptions from registration under the Securities Act of 1933, as amended (the “Securities Act”).

The note was due March 7, 2026. The Company promised to pay interest in cash on the unpaid principal amount of this note at a rate per annum equal to twelve percent (12%), commencing to accrue on the date hereof and payable on the maturity date or earlier prepayment as provided therein. The Note contained customary events of default.

The Company was able to prepay all or any portion of the principal amount of the Note at any time or from time to time without penalty. On May 1, 2024, we converted the promissory note and related accrued interest of $509,165 into 348,624 shares of common stock and warrants to purchase 174,312 shares of common stock at $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance.

Private Placements

On January 12, 2024, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 260,720 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at a purchase price of $3.989, and warrants to purchase up to 130,363 shares at an exercise price of $3.364 per share that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance in exchange for aggregate consideration of $1,040,000.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the Investors an aggregate of 783,406 shares of the Common Stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder had agreed to convert it into shares of common stock and warrants under the Purchase Agreement.

On May 29, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares of Common  Stock at a price of $1.91 per share and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share. In connection with the Offering, the Company issued 109,948 warrants to its placement agent at an exercise price of $2.3875. The gross proceeds from the offering were approximately $3,000,000.

On March 5, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 758,514 shares Common Stock at a purchase price of $1.07974 per share, and warrants to purchase up to 758,514 shares of Common Stock at an exercise price of $0.95474 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, in exchange for aggregate consideration of $818,998.

ATM Sales Agreement

On December 18, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent or principal (the “Agent”), pursuant to which the Company may offer and sell, from time to time in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the Company’s common stock, par value $0.001 per share (“common stock”), through or to the Agent (the “ATM Offering”). The Sales Agreement, among other things, provides for the issuance and sale of up to an aggregate of $8,500,000 of shares of the Company’s common stock (the “ATM Shares”).

The ATM Shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-276298) and an accompanying prospectus filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on December 28, 2023, as amended on January 5, 2024 and December 9, 2024, and declared effective by the SEC on December 17, 2024 (the “Registration Statement”) and pursuant to a prospectus supplement dated December 18, 2024.

From January 17, 2025 through April 14, 2025, the Company has sold 4,403,166 ATM Shares at an average offering price of $0.91 per share for aggregate gross proceeds of $4,019,063 or $3,882,420 net of fees of $136,643.

Twelve Months Ended December 31, 2024, Compared to Twelve Months Ended December 31, 2023

As of December 31, 2024, we had a working capital deficit of $1,920, comprised of cash of $142, accounts receivable of $109, net investments in leases of $13 and prepaid expenses of $80, which was offset by $2,052 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $110 and short-term lease liabilities of $102. For the twelve months ended December 31, 2024, cash provided by financing activities totaled $4,710, comprised of proceeds from the sale of our common stock of $4,210, proceeds from At-the-market sale of our common stock and proceeds from issuance of related party note payable of $500. In the comparable period in 2023, $15,301 was raised through the sale of our common stock, proceeds from At-the-market sale of our common stock of $60 and proceeds of $1,971 from the sale of subsidiary stock to non-controlling interest, net of issuance costs. At December 31, 2024, we had cash of $142 compared to $190 at December 31, 2023. Our cash is held in bank deposit accounts. At December 31, 2024, and 2023, we had no convertible debentures outstanding.

Cash used in operations for the twelve months ended December 31, 2024, and 2023 was $4,758 and $17,313, respectively, which represent cash outlays for research and development and general and administrative expenses in such periods. The decrease in cash outlays principally resulted in a reduction in cash operating expenditures in 2024 as compared with 2023.

Cash used in investing activities for the twelve months ended December 31, 2024, was Nil, compared to $186 for the twelve months ended December 31, 2023. For the twelve months ended December 31, 2023, we incurred $186 on purchases of office furniture, manufacturing equipment, computer equipment and leasehold improvements.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2024, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Improvements to Income Tax Disclosures, which requires disaggregated information about our effective tax rate reconciliation as well as information on income taxes paid. The guidance will first be effective in our annual disclosures for the year ending December 31, 2025, and should be applied on a prospective basis with the option to apply retrospectively. Early adoption is permitted. The Company is in the process of assessing the impact of ASU 2023-09 on our disclosures.

In November 2023, the “FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter with and it has been applied retrospectively to all prior periods presented. See Note 13 – Segment Reporting.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 and does not expect it to have a material effect on the Company’s consolidated financial statements.

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

To the Shareholders and Board of Directors of

Biosig Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biosig Technologies, Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Marlton, New Jersey
April 15, 2025

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$142	$190
Accounts receivable	109	24
Employee advance	-	5
Net investment in leases, short term	13	103
Prepaid expenses and vendor deposits	80	206
Total current assets	344	528

Property and equipment, net	85	509

Right-to-use assets, net	96	412

Other assets:
Net investment in leases, long term	4	17
Patents, net	269	288
Other assets	44	44

Total assets	$842	$1,798

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $19 and $30 to related parties as of December 31, 2024 and 2023, respectively	$2,052	$4,116
Customer deposits	-	16
Dividends payable	110	101
Lease liability, short term	102	349
Total current liabilities	2,264	4,582

Long term liabilities:
Lease liability, long term	-	103
Total long term liabilities	-	103

Total liabilities	2,264	4,685

Commitments and contingencies (Note 12)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of December 31, 2024 and 2023	105	105

Deficit
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of December 31, 2024 and 2023 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 17,239,096 and 9,040,043 issued and outstanding as of December 31, 2024 and 2023, respectively	17	9
Additional paid in capital	253,784	241,988
Accumulated deficit	(255,345)	(245,015)
Total stockholders’ deficit attributable to BioSig Technologies, Inc.	(1,544)	(3,018)
Non controlling interest	17	26
Total deficit	(1,527)	(2,992)

Total liabilities and deficit	$842	$1,798

The accompanying notes are an integral part of these Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Par Value and Share Amounts)

	For the twelve months ended December 31,
	2024	2023
Revenue:
Service	$40	$18

Operating expenses:
Research and development	832	5,092
General and administrative	11,629	23,077
Impairment of long term assets	253	-
Depreciation and amortization	188	361
Total operating expenses	12,902	28,530

Loss from operations	(12,862)	(28,512)

Interest income (expense), net	(11)	9
Gain on settlement and forgiveness of debt	2,511	-
Other income (expense), net:	23	(187)

Loss before income taxes	(10,339)	(28,690)

Income taxes (benefit)	-	-

Net loss	(10,339)	(28,690)

Non-controlling interest	9	(351)

Net loss attributable to BioSig Technologies, Inc.	(10,330)	(29,041)

Preferred stock dividend	(9)	(9)
Preferred stock deemed dividend	(174)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,513)	$(29,050)

Net loss per common share, basic and diluted	$(0.75)	$(3.95)

Weighted average number of common shares outstanding, basic and diluted	14,041,748	7,351,794

The accompanying notes are an integral part of these Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2024 AND 2023

			Additional
	Common stock		Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2022	5,505,068	$5	$216,282	$(215,974)	$(21)	$292
Common stock issued for services	882,463	1	7,616	-	-	7,617
Sale of common stock and warrants, net of transaction costs of $1,067	2,313,599	3	15,298	-	-	15,301
Sale of common stock under At-the-market offering, net of transactional expenses of $192	50,792	- *	60	-	-	60
Common stock issued in settlement of accounts payable	8,800	-*	105	-	-	105
Common stock issued for exercise of warrants cashless	4,360	*	*	-	-	-
Sale of subsidiary stock	-		1,675	-	296	1,971
Stock based compensation	274,961	*	961	-	(600)	361
Preferred stock dividend	-	-	(9)	-	-	(9)
Net loss	-	-	-	(29,041)	351	(28,690)
Balance, December 31, 2023	9,040,043	9	241,988	(245,015)	26	(2,992)
Common stock issued for services	2,390,744	2	1,749	-	-	1,751
Sale of common stock and warrants	2,266,185	3	4,207	-	-	4,210
Common stock issued in exchange of note payable and accrued interest	348,624	*	509	-	-	509
Stock issued as forgiveness of debt	75,000	*	122	-	-	122
Stock based compensation	3,075,667	3	5,203	-	-	5,206
Exercise of warrants	42,833	*	*	-	-	-
Warrant modification expense	-	-	15	-	-	15
Accretion of deemed preferred stock dividend	-	-	174	-	-	174
Deemed preferred stock dividend	-	-	(174)	-	-	(174)
Preferred stock dividend	-	-	(9)	-	-	(9)
Net loss	-	-	-	(10,330)	(9)	(10,339)
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$17	$(1,527)

*	- less than $1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,339)	$(28,690)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	188	361
Non-cash lease expense	316	293
Non-cash inventory write-down	-	1,976
Gain on settlement of debt and forgiveness of accounts payable	(2,511)	-
Impairment of long term assets	253	-
Warrant modification expense	15	-
Equity based compensation	6,957	7,978
Changes in operating assets and liabilities:
Accounts receivable	(85)	(15)
Lease receivables	103	101
Employee advances	5	(5)
Inventory	-	(498)
Prepaid expenses and other	126	118
Deferred revenue	-	(5)
Customer deposits	(7)	16
Accounts payable and accrued expenses	571	1,370
Operating lease liabilities	(350)	(313)
Net cash used in operating activities	(4,758)	(17,313)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(186)
Net cash used in investing activity	-	(186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of related party note payable	500	-
Proceeds from sale of common stock and warrants, net of issuance costs	4,210	15,301
Proceeds from sale of common stock under at-the-market offerings, net of issuance costs	-	60
Proceeds from the sale of subsidiary stock to non-controlling interest, net of issuance costs	-	1,971
Net cash provided by financing activities	4,710	17,332

Net decrease in cash and cash equivalents	(48)	(167)

Cash, beginning of the year	190	357
Cash, end of the year	$142	$190

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$1
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Common stock issued in settlement of debt	$122	$105
Common stock issued in settlement of accrued severance	$45	$-
Common stock issued for conversion of note payable and accrued interest	$509	$-
Dividend payable on preferred stock charged to additional paid in capital	$9	$9
Series C convertible preferred stock deemed dividend	$174	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business and organization

BioSig Technologies, Inc. was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company is principally devoted to improving the standard care in electrophysiology with our PURE EP’s enhanced signal acquisition, digital signal processing, and analysis during ablation of cardiac arrhythmias. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in business enterprises in early commercialization stage.

On November 7, 2018, the Company formed a subsidiary under the laws of the State of Delaware originally under the name of NeuroClear Technologies, Inc. which was renamed to ViralClear Pharmaceuticals, Inc. (“ViralClear”) in March 2020. The subsidiary was established to pursue additional applications of PURE EP™ signal processing technology outside of cardiac electrophysiology, and subsequently in 2020, was repurposed to develop merimepodib, a broad-spectrum anti-viral agent that showed potential for the treatment of COVID-19. Since late 2020, ViralClear has been realigned with its original objective of pursuing additional applications of PURE EP™ signal processing technology outside of cardiac electrophysiology.

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of December 31, 2024, and 2023, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 to fund initial operations. At December 31, 2024, and 2023, the Company had a majority interest in BioSig AI of 84.5% (see Notes 9 and 11).

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

On March 5, 2024, Nasdaq (the “Staff”) notified the Company that it failed to regain compliance with Listing Rule 5550(a)(2) the minimum bid price requirement of $1.00 per share and did not qualify for an additional compliance period due to insufficient stockholders’ equity. Nasdaq indicated it would delist the Company’s common stock unless appealed. The Company requested an appeal hearing on March 11, 2024. On March 12, 2024, Nasdaq further stated the Company appeared to be a “public shell” without an operating business, citing workforce reductions and board resignations, and noted it also no longer met the required $35 million minimum Market Value of Listed Securities. These issues formed additional grounds for delisting. The Company appealed these determinations, and the hearing took place on May 7, 2024.

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

On March 6, 2025, the Company submitted supporting documents to the Listing Council evidencing compliance with the Equity Rule. And on March 24, 2025, the Company was notified by the Office of General Counsel of Nasdaq that the Company had successfully met the qualifications to regain full compliance for continued listing on the Nasdaq Capital Market.

On April 11, 2025, the Company received a letter from the Staff indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 27, 2025, through April 10, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 8, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of December 31, 2024, the Company had cash of $0.14 million and working capital deficit of $1.9 million. During the year ended December 31, 2024, the Company used net cash in operating activities of $4.8 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from sale of common and preferred stock. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. See Note 16 – Subsequent event from cash proceeds from sales of common stock after December 31, 2024.

The Company’s plans include the continued research and development of our PURE EP and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. The Company’s strategic shift to potentially hiring a team of an additional 4-6 persons to execute a business development strategy of finding partners for the commercialization of PURE EP, develop new products in the field of Pulse Field Ablation and to continue to integrate PURE EP into today’s lab equipment will allow the Company to significantly reduce operating expenses from years prior.

The Company will require additional financing to fund future operations. There can be no assurance that the Company’s continuing research and development will be successfully completed or that any additional products will be commercially viable.

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

Principals of consolidation

The accompanying consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc., and wholly owned subsidiary, BioSig AI Sciences, Inc. herein collectively referred to as the “Company” or “BioSig”. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

The Company derived its revenue primarily from the sale of its medical device, PURE EP, and well as related support and maintenance services and software upgrades in connection with the system.

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

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once PURE EP is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of PURE EP and do not have the right to terminate their contracts unless we fail to perform material obligations.

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

In 2022, the Company entered two leases for our PURE EP at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an additional one year. The leases also have an option to purchase at the end of the lease at the fair market value. The Company accounts for the leases in accordance with ASC 842 and ASC 606.

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

A reconciliation of contract liabilities with customers for the year ended December 31, 2024, and 2023, are presented below:

Year ended December 31, 2024:

	Balance at December 31, 2023 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at December 31, 2024 (000’s)
Service revenue	$-	$40	$(40)	$-

Year ended December 31, 2023:

	Balance at December 31, 2022 (000’s)	Consideration Received (000’s)	Recognized in Revenue (000’s)	Balance at December 31, 2023 (000’s)
Service revenue	$5	$13	$(18)	$-

The Company had one customer which accounted for 97.5% of our revenue in the year ended December 31, 2024 and three customers which accounted for approximately 48.1%, 29.7% and 22.2% of our revenue in the year ended December 31, 2023.

The Company had three customers which accounted for approximately 43.6%, 39.9% and 11.9% of our outstanding accounts receivable at December 31, 2024 and three customers which accounted for approximately 62.3%, 19.6% and 18.0% of our outstanding accounts receivable at December 31, 2023.

The Company utilized one contract manufacturer for the manufacture and supply of PURE EP for the year ended December 31, 2024, and 2023.

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

Allowance for Credit Losses

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for doubtful accounts for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for doubtful accounts was $0 at December 31, 2024, and 2023. The Company believes that its reserve is adequate, however results may differ in future periods. For the year ended December 31, 2024, and 2023, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At December 31, 2024, and 2023, deposits in excess of FDIC limits were nil.

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

Other Assets:

Other assets are comprised of the following:

	December 31, 2024 (000’s)	December 31, 2023 (000’s)
Security deposits	43	43
Trademarks	1	1
Total other assets	$44	$44

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

During the year ended December 31, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations during the year ended December 31, 2024. The Company did not recognize and record any impairments of long-lived assets used in operations during the year ended December 31, 2023.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $0.8 million and $5.1 million for the year ended December 31, 2024, and 2023, respectively.

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

The computation of basic and diluted loss per share as of December 31, 2024, and 2023 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31, 2024	December 31, 2023
Series C convertible preferred stock	413,781	65,711
Options to purchase common stock	2,515,200	603,229
Warrants to purchase common stock	4,899,716	2,748,371
Restricted stock units to acquire common stock	1,385,839	163,250
Totals	9,214,536	3,580,561

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

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the years ended December 31, 2024, and 2023, the Company recorded amortization of $19,006 and $19,106, respectively.

Warranty

The Company generally warrants its products to be free from material defects and to conform to material specifications for a period of up to two (2) years. Warranty expense is estimated based primarily on historical experience and is reflected in the consolidated financial statements.

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification; using this information to make decisions on a company-wide basis. The Company views its operations and manages its business in one operating segment. (See Note 13 – Segment Reporting).

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders’ ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common shareholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 84.48%; and the non-controlling stockholders’ interest is 30.92% and 15.52%, respectively as of December 31, 2024 and December 31, 2023. This is reflected in the consolidated statements of changes in equity.

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

In November 2023, the FASB issued ASU No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter with and it has been applied retrospectively to all prior periods presented. The adoption did not have a material effect on the Company’s consolidated financial statements. See Note 13 – Segment Reporting.

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement and disclosures about selling expenses. ASU 2024-03 will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 and does not expect it to have a material effect on the Company’s consolidated financial statements.

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024, and 2023 is summarized as follows:

	December 31, 2024 (000’s)	December 31, 2023 (000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Manufacturing equipment	-	372
Testing/Demo equipment	312	356
Leasehold improvements	84	84
Total	1,036	1,452
Less accumulated depreciation	(951)	(943)
Property and equipment, net	$85	$509

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

During the year ended December 31, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations during the year ended December 31, 2024. The Company did not recognize and record any impairments of long-lived assets used in operations during the year ended December 31, 2023.

Depreciation expenses were $169,077 and $342,028 for the year ended December 31, 2024, and 2023, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

During the year December 31, 2024, and 2023, the Company had outstanding two leases with aggregate payments of $15,130 and $29,995 per month, respectively, expiring through July 31, 2025. The Company terminated one lease during the year ended December 31, 2024 with payments of $15,926 per month.

Right to use assets is summarized below:

	December 31, 2024 (000’s)	December 31, 2023 (000’s)
Right to use asset	$502	$995
Less accumulated amortization	(406)	(583)
Right to use assets, net	$96	$412

During the years ended December 31, 2024, and 2023, the Company recorded $237,774 and $378,263 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	December 31, 2024 (000’s)	December 31, 2023 (000’s)
Total lease liability	$102	$452
Less: short term portion	(102)	(349)
Long term portion	$-	$103

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2025	106
Total	106
Less: Present value discount	(4)
Lease liability	$102

Lease expense for the year ended December 31, 2024, and 2023 was comprised of the following:

	December 31, 2024 (000’s)	December 31, 2023 (000’s)
Operating lease expense	$171	$337
Short-term lease expense	66	33
Variable lease expense	-	8
Total	$237	$378

NOTE 6 – LEASE RECEIVABLES

In 2022, the Company entered into two leases for our PURE EP at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an additional one year. The leases also have an option to purchase at the end of the lease at the fair market value.

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

A reconciliation of lease receivables with customers for the year ended December 31, 2024, and 2023 are presented below:

Year ended December 31, 2024:

	Balance at December 31, 2023 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at December 31, 2024 (000’s)
Contract asset	$120	$-	(107)	-	4	17
Less current portion	(103)	-	92	-	(2)	(13)
Noncurrent portion	$17	$-	(15)	-	2	4

Year ended December 31, 2023:

	Balance at December 31, 2022 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at December 31, 2023 (000’s)
Contract asset	$221	$-	$(100)	$3	$4	$120
Less current portion	(101)	-	(2)	-	-	(103)
Noncurrent portion	$120	$-	$(102)	3	$4	$17

Future cash flows under this lease agreement are as follows (000’s):

Year ended December 31, 2025	13
Present value of unguaranteed residual assets	4
Total	17
Less: Present value discount	(0)
Net investment in leases	$17

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2024, and 2023 consist of the following:

	December 31, 2024 (000’s)	December 31, 2023 (000’s)
Accrued accounting and legal	$391	$1,277
Accrued reimbursements and travel	7	9
Accrued consulting	171	804
Accrued research and development expenses	351	802
Accrued marketing	13	333
Accrued office and other	439	290
Accrued settlement expense	494	-
Accrued payroll	186	601
	$2,052	$4,116

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

As a result of an amendment to the conversion price of our Series C Preferred Stock, the conversion price effective as of December 31, 2020 was $3.75 per share, subject to certain reset provisions. In 2021, the conversion prices was reset from $3.75 per share to $2.27 per share and in 2022 reset to $0.25 per share. In 2024, the conversion price was reset from $2.50 per share to $0.41 per share and from $0.41 to $0.31 per share. As such, the Company recorded a noncash deemed dividend of $173,919 during the year ended December 31, 2024.

The Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1,000 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of December 31, 2024, and 2023, the aggregate stated value of our Series C Preferred Stock was $105,000. The triggering events include our being subject to a judgment of greater than $100,000 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation the Company may not have the ability to meet at the time of such demand. The Company will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law. Accordingly, the Company has classified the Series C Preferred Stock as a mezzanine obligation in the accompanying consolidated balance sheets.

Series C Preferred Stock issued and outstanding totaled 105 as of December 31, 2024, and 2023. As of December 31, 2024, and 2023, the Company has accrued $110,042 and $100,567 dividends payable on the Series C Preferred Stock.

NOTE 9 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2024, and 2023, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of December 31, 2024, and 2023, there were no outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

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

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2024, and 2023, the Company had 17,239,096 and 9,040,043 shares issued and outstanding, respectively.

2024:

During the year ended December 31, 2024, the Company issued an aggregate of 75,000 shares of common stock for the forgiveness of accounts payable at a fair value of $122,250.

During the year ended December 31, 2024, the Company issued an aggregate of 2,390,744 shares of common stock for services at a fair value of $1,750,100.

During the year ended December 31, 2024, the Company issued an aggregate of 3,075,667 shares of common stock for vested restricted stock units.

During the year ended December 31, 2024, the Company issued an aggregate of 42,833 shares of common stock in exchange for 51,352 warrants cashless exercised.

Sale of common stock - BioSig Technologies, Inc. 2024:

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

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the Investors an aggregate of 783,406 shares of the Company’s common stock at a purchase price of $1.4605 per share, and warrants to purchase up to 391,703 shares of common stock at an exercise price of $1.398 per share, that will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance, in exchange for aggregate consideration of $1,144,164, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder had agreed to convert it into shares of common stock and warrants under the Purchase Agreement.

On May 29, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares (the “Shares”) of Common Stock, par value $0.001 per share of the Company at a price of $1.91 per share and (ii) in a concurrent private placement, common stock purchase warrants to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share of Common Stock. In connection with the Offering, the Company issued 109,948 warrants to its placement agent. The gross proceeds from the offering were approximately $3,000,000.

ATM Sales Agreement 2024

On December 18, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent or principal (the “Agent”), pursuant to which the Company may offer and sell, from time to time in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the Company’s common stock, par value $0.001 per share (“common stock”), through or to the Agent (the “ATM Offering”). The Sales Agreement, among other things, provides for the issuance and sale of up to an aggregate of $8,500,000 of shares of the Company’s common stock (the “Shares”). See Note 16 – Subsequent events for sales under the Sales Agreement subsequent to the year ended December 31, 2024.

The Shares are being offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-276298) and an accompanying prospectus filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on December 28, 2023, as amended on January 5, 2024 and December 9, 2024, and declared effective by the SEC on December 17, 2024 (the “Registration Statement”) and pursuant to a prospectus supplement dated December 18, 2024.

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

Sale of common stock - BioSig Technologies, Inc. 2023:

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

ATM Sales Agreements 2023

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

The Company terminated the Ascendiant Sales Agreement with Ascendiant, effective as of November 6, 2023.

BioSig AI Sciences, Inc.:

In June and July 2023, BioSig AI sold an aggregate of 2,205,000 shares of its common stock for net proceeds of $1,971,277 ($1.00 per share). Prior to such sale, BioSig AI was a wholly owned subsidiary. At December 31, 2024, BioSig had a majority interest in BioSig AI of 84.5%.

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

2023 Long-Term Incentive Plan

On December 27, 2022, the Board of Directors of BioSig Technologies, Inc. approved the 2023 Long-Term Incentive Plan (the “2023 Plan”). The 2023 Plan was amended effective as of December 31, 2024. The 2023 Plan provides for the issuance of options, stock appreciation rights, restricted stock and restricted stock units to purchase up to 4,376,595. Under the terms of the Plan the Company may issue Incentive Stock Options as defined by the Internal Revenue Code to employees of the Company only and nonstatutory options. The Board of Directors of the Company or a committee thereof administers the Plan and determines the exercise price, vesting and expiration period of the grants under the Plan.

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

Additionally, the vesting period of the grants under the Plan will be determined by the administrator, in its sole discretion, with an expiration period of not more than ten years. At December 31, 2024, there were 4,376,595 shares available under the 2023 Long-Term Incentive Plan.

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

During the years ended December 31, 2024, and 2023, the Company granted an aggregate of 2,400,000 and 195,710 options to officers, directors and key consultants, respectively.

The following table presents information related to stock options at December 31, 2024:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	2,467,000	9.7	1,266,662
10.00-19.99	39,700	8.1	38,565
20.00-29.99	-	-	-
30.00-39.99	-	-	-
40.00-49.99	4,000	4.7	4,000
50.00-59.99	-	-	-
60.00-69.99	3,000	5.0	3,000
70.00-79.99	1,500	5.7	1,500
Over 79.99	-	-	-
	2,515,200	9.7	1,313,727

A summary of the stock option activity and related information for the Plan for the two years ended December 31, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	455,552	$45.70	6.9	$-
Grants	195,710	$10.00		-
Forfeited/expired	(48,033)	$44.69
Outstanding at December 31, 2023	603,229	$25.67	6.7	$-
Grants	2,400,000	$0.45		$-
Forfeited/expired	(488,029)	$28.97
Outstanding at December 31, 2024	2,515,200	$0.96	9.6	$2,501,040
Exercisable at December 31, 2024	1,313,727	$1.42	9.6	$1,250,520

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $1.49 as of December 31, 2024, which would have been received by the option holders had those option holders exercised their options as of that date.

During the year ended December 31, 2023, the Company granted an aggregate of 195,710 options to purchase the Company’s common stock at a weighted average exercise prices of $2.60 to $13.60 per share for a term of ten years, with vesting from six months to three years from the date of grant.

During the year ended December 31, 2024, the Company granted an aggregate of 2,400,000 options to purchase the Company’s common stock at a weighted average exercise price of $0.45 per share for a term of ten years, with vesting for three years from the date of grant.

The following assumptions were used in determining the fair value of options during the years ended December 31, 2024, and 2023:

	2024	2023
Risk-free interest rate	3.50%	3.32%to 4.54%
Dividend yield	0%	0%
Stock price volatility	135.60%	94.44% to 102.70%
Expected life	5.50 years	5 - 6 years
Weighted average grant date fair value	$0.40	$7.72

The fair value of all options vesting during the year ended December 31, 2024, and 2023 of $700,135 and $1,445,915, respectively, was charged to current period operations. Unrecognized compensation expense of $430,895 at December 31, 2024 which the Company expects to recognize over a weighted average period of 1.56 years.

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at December 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.3000	340,351	November 2028
$1.7800	1,570,683	May 2029
$2.3875	109,948	May 2029
$3.3640	130,363	July 2029
$3.5730	1,399,386	May 2025 – November 2028
$4.0660	25,000	November 232
$4.4550	113,005	June 2028
$4.4660	48,980	November 2028
$4.6626	64,982	April 2029
$4.9252	56,307	March 2029
$4.9290	76,997	March 2029
$5.1358	116,045	July 2028
$7.1810	95,761	July 2028
$7.5020	9,846	July 2028
$7.9630	88,324	August 2028
$9.0000	21,709	June 2027
$9.5960	84,390	January 2029
$10.0992	19,118	August 2028
$10.2600	51,705	September 2028
$10.4678	84,296	September 2028
$11.3000	40,417	October 2028
$13.2800	96,198	November 2028
$14.0000	174,013	September 2025
$48.0000	25,000	February 2025 to July 2026
$61.6000	56,892	November 2027
	4,899,716

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

On October 17, 2024, the Company’s board of directors agreed to amend the existing 391,703 warrants that were issued under the Securities Purchase Agreement dated May 1, 2024 with an exercise price of $1.398. Per the amendment the Company agreed to reduce the exercise price of the warrants to $0.30. The Company recognized $15,102 modification expense related to the modifications during the year ended December 31, 2024. During the year ended December 31, 2024, the Company issued 42,833 shares of its common stock upon cashless exercise of warrants to purchase an aggregate of 51,352  shares of common stock, pursuant to the formula set forth in such warrants.

During the year ended December 31, 2024, the Company issued warrants to purchase an aggregate of 2,202,697 shares of its common stock to investors at an average exercise price of $2.00 per share.

A summary of the warrant activity for the two years ended December 31, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2023	421,717	$18.90	4.3	$-
Issued	2,332,752	$5.31	3.8	-
Expired	(6,098)	$4.10
Outstanding at December 31, 2023	2,748,371	$7.40	3.7	$1,717,104
Issued	2,202,697	$2.00	5.0
Exercised	(51,352)	$0.30	-	-
Outstanding at December 31, 2024	4,899,716	$4.88	3.5	$405,018

Vested and expected to vest at December 31, 2024	4,899,716	$4.88	3.5	$405,018
Exercisable at December 31, 2024	4,899,716	$4.88	3.5	$405,018

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $1.49 of December 31, 2024, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the two years ended December 31, 2024:

Restricted shares issued as of January 1, 2023	23,961
Granted	177,250
Vested and issued	(37,961)
Forfeited	-
Restricted shares issued as of December 31, 2023	163,250
Granted	4,605,000
Vested and issued	(3,075,659)
Forfeited	(306,752)
Vested restricted shares as of December 31, 2024	-
Unvested restricted shares as of December 31, 2024	1,385,839

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

Stock based compensation expense related to restricted stock grants was $4,404,012 and $601,272 for the year ended December 31, 2024, and 2023, respectively. As of December 31, 2024, the stock-based compensation relating to restricted stock of $546,741 remains unamortized.

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

Additionally, the vesting period of the grants under the ViralClear Plan will be determined by the Administrator, in its sole discretion, with an expiration period of not more than ten years. There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

ViralClear Options

A summary of the stock option activity and related information for the ViralClear Plan for the two years ended December 31, 2024 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2023	25,000	$5.00	1.5
Forfeited/expired	-
Outstanding at December 31, 2023	25,000	$5.00	0.5
Forfeited/expired	(25,000)
Outstanding at December 31, 2024	-	$-	-
Exercisable at December 31, 2024	-	$-	-

Warrants (ViralClear)

The following table presents information related to warrants (ViralClear) at December 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the two years ended December 31, 2024:

Restricted shares outstanding at January 1, 2023:	1,078,679
Forfeited	-
Restricted shares outstanding at December 31, 2023	1,078,679
Forfeited	(400,000)
Total restricted shares outstanding at December 31, 2024:	678,679

Comprised of:
Vested restricted shares as of December 31, 2024	678,679
Unvested restricted shares as of December 31, 2024	-
Total	678,679

Stock based compensation expense related to restricted stock unit grants of ViralClear was $0 and $(1,941,861) for the years ended December 31, 2024, and 2023, respectively. As of December 31, 2024, the stock-based compensation relating to restricted stock of $0 remains unamortized.

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at December 31, 2024:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

In June and July 2023, the BioSig AI issued warrants to purchase an aggregate of 130,500 shares of its common stock for investment banking services at an exercise price of $1.00 per share that are exercisable immediately and will expire five years following the date of issuance.

A summary of the warrant activity for the year ended December 31, 2024 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2023	-	-	-
Issued	130,500	$1.00	5.0
Outstanding at December 31, 2024	130,500	$1.00	3.5

Vested and expected to vest at December 31, 2024	130,500	$1.00	3.5
Exercisable at December 31, 2024	130,500	$1.00	3.5

NOTE 11 – NON-CONTROLLING INTEREST

As of December 31, 2024, and 2023, the Company had a majority interest in ViralClear of 69.08%.

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

As of December 31, 2024, and 2023, the Company had a majority interest in BioSig AI of 84.5% and 100.0%, respectively.

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net income (loss) attributable to the non-controlling interest for the year ended December 31, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net income (loss)	$(41)	$24	$(17)
Average Non-Controlling interest percentage of profit/losses	32%	16%	52%
Net income (loss) attributable to non-controlling interest	$(13)	$4	$(9)

Net income (loss) attributable to the non-controlling interest for the year ended December 31, 2023 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net income (loss)	$1,498	$(745)	$753

Average Non-Controlling interest percentage of profit/losses	31%	15%	47%
Net income (loss) attributable to non-controlling interest	$463	$(112)	$351

The following table summarizes the changes in non-controlling interest for the two years ended December 31, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2023	$(21)	$-	$(21)
Allocation of equity to non-controlling interest for settlement of shares issued to settle debt to parent	-	296	296
Allocation of equity to non-controlling interest to equity-based compensation issued	(600)	-	(600)
Net loss attributable to non-controlling interest	463	(112)	351
Balance, January 1, 2024	$(158)	$184	$26
Net income (loss) attributable to non-controlling interest	(13)	4	(9)
Balance, December 31, 2024	$(171)	$188	$17

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

The Company is obligated to pay to Mayo Foundation a 1% or 2% royalty payment on net sales of licensed products, as defined. At December 31, 2024, and 2023, accounts payable due under the contract was $4.

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

In connection with the EP Software Agreement, the Company agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $625,000 in aggregate. At December 31, 2024 and 2023, accounts payable due under the contract was $0.

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

In connection with the Tools Agreement, the Company agreed to pay Mayo an upfront consideration of $100,000. The Company also agreed to make earned royalty payments to Mayo in connection with the Company’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $550,000 in aggregate. At December 31, 2024, and 2023, accounts payable due under the contract was $0.

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

In connection with the ViralClear Agreement, ViralClear agreed to make earned royalty payments to Mayo in connection with ViralClear’s sales of the licensed products to third parties and sublicense income received by the Company and to make milestone payments of up to $700,000 in aggregate. In June 2021, patent rights were issued (“Valid Claim”) as defined whereby the Company paid milestone one of $75,000 during the 2021 year. At December 31, 2024, and 2023, accounts payable due under the contract was $0.

Trek Therapeutics, PBC

In the event of sublicensing, sale, transfer, assignment or similar transaction, ViralClear agreed to pay Trek 10% of the consideration received.

As part of the acquired assets, ViralClear received an assignment and licensing rights agreement from Trek with a third-party vendor regarding certain formulas and compounds usage. The agreement calls for milestone payments upon marketing authorization (as amended and defined with respect of product in a particular jurisdiction in the territory, the receipt of all approvals from the relevant regulatory authority necessary to market and sell such product in any such jurisdiction, excluding any pricing approval or reimbursement authorization) in any first and second country of $10 million and $5 million, respectively, in addition to 6% royalty payments. At December 31, 2024, and 2023, accounts payable due under the contract was $0.

BioSig AI Sciences, Inc. – Consulting Agreement

On June 17, 2023, BioSig AI entered into an agreement with Reified Labs LLC (“Reified”) whereby Reified will work with the BioSig AI to develop datasets for the purpose of creating a foundational artificial intelligence platform. The agreement has a one-year term from the effective date and automatically renews for successive one-year terms, unless terminated.

BioSig AI is obligated to pay Reified a monthly consulting fee of $30,000. At December 31, 2024, accounts payable due under the contract were $120,000.

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

In addition, at closing, NKC will provide a minimum of $2.5 million, but could provide up to $6 million, of unrestricted cash to BioSig. The proposed acquisition will require extensive due diligence, potentially through the first quarter of 2025. The LOI expired on October 14, 2024, and the Company entered into an amendment to extend the term of the LOI through March 31, 2025. In addition, the amendment states that any party may terminate the LOI in writing prior to the end of the term. On February 3, 2025, the Company terminated the LOI.

Defined Contribution Plan

Effective January 1, 2019, the Company established a qualified defined contribution plan (the “401(k) Plan”) pursuant to Section 401(k) of the Code, whereby all eligible employees may participate. Participants may elect to defer a percentage of their annual pretax compensation to the 401(k) plan, subject to defined limitations. The Company is required to make contributions to the 401(k) Plan equal to 3 percent of each participant’s eligible compensation, subject to limitations under the Code. For the year end December 31, 2024, and 2023, the Company charged operations $(25,904) and $229,744, respectively, for contributions under the 401(k) Plan.

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

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from unlawful actions taken by the Company and its board of directors. The claimant contends that he and others have sustained losses totaling approximately $1,440,000. On March 22, 2024, September 3, 2024, September 27, 2024 and December 6, 2024, the claimant sent additional letters to the Company referencing the previous letters and requesting several documents. On September 19, 2024, the Company sent the claimant a cease and desist and litigation hold notice which threatened legal action against the claimant if the conduct continued. On March 24, 2025, the Company entered into a settlement agreement with the claimant and accrued $493,800 as of December 31, 2024.

On December 3, 2024, the Court filed an Order Granting Motion to Dismiss to the lawsuit filed on March 22, 2024 by plaintiff, Michael Gray Fleming (the “Plaintiff”), in Hennepin County, Minnesota District Court. The lawsuit named the Company, its former Chief Executive Officer and former Chief Financial Officer as defendants. The Plaintiff contended that the Company failed to meet its obligations in issuing the Plaintiff stock under the terms of a restricted stock award agreement. Plaintiff was seeking at least $288,000 in damages. The Company believed Plaintiff’s allegations were baseless and had moved to dismiss Plaintiff’s claims during a hearing in September 2024.

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

NOTE 13 – SEGMENT REPORTING

The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. This decision-making process reflects the way in which financial information is regularly reviewed and used by the CODM to evaluate performance, set operational targets, forecast future financial results, and allocate resources. Accordingly, the Company has determined that it has one reportable and operating segment.

The Company’s CODM assesses financial performance and allocates resources based on consolidated operating results which are also reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM utilizes consolidated operating results by comparing actual results against budgeted amounts. As part of this process, consolidated net loss is a critical performance measure used to evaluate the Company’s operating performance and guide strategic decisions and resource allocations, including additional investments in research and development The table below provides information about the Company’s revenue, significant segment expenses and other segment expenses.

Information concerning the operations of the Company’s reportable segment is as follows:

	For The Year Ended
	December 31,
	2024	2023
	(000’s)	(000’s)

Revenues	$40	$18
Less Segment expenses:
Research and development	742	3,868
Research and development - stock-based compensation expenses	90	1,224
General and administrative	4,762	16,323
General and administrative - stock-based compensation expenses	6,867	6,754
Impairment of long term assets	253	-
Depreciation and amortization	188	361
Total operating and segment expense	12,902	28,530
Plus:
Interest income, net	(11)	9
Gain on settlement and forgiveness of debt	2,511	-
Other income (expense), net:	23	(187)
Segment Net Loss	$10,339	$28,690
Non-controlling interest	(9)	351
Net loss attributable to BioSig Technologies, Inc.	$10,330	$29,041

NOTE 14 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of December 31, 2024, and 2023, was $18,500 and $30,000, respectively.

On June 5, 2024, the Company and Mr. Ferdinand Groenewald entered into a consulting agreement (the “Agreement”) effective June 5, 2024, pursuant to which Mr. Groenewald will lead accounting and financial reporting activities of the Company. Mr. Groenewald will serve as the Company’s interim chief financial officer, principal accounting officer and vice president of finance. The Agreement will continue indefinitely until terminated by either party upon 30 days’ advance notice. The Agreement provides for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the Agreement. Per the Agreement Mr. Groenewald earned $106,500 during the year ended December 31, 2024. In addition, the Agreement provides for the Company to indemnify Mr. Groenewald on terms customary for officers.

On March 1, 2024, the Company issued 500,000 shares of common stock to Frederick Hrkac, director and former principal executive and financial officer in exchange for services with a fair value of $352,550.

On March 7, 2024, the company issued a promissory note to a significant shareholder for $500,000. This note was subsequently converted into shares of common stock.

During the year ended December 31, 2024, Mr. Amato earned $20,000 as consultant prior to being appointed as the Chief Executive Officer in April 2024.

NOTE 15 – INCOME TAXES

At December 31, 2024, the Company had federal operating losses of approximately $166,400,000 as well as federal research and development tax credit carryforwards of approximately $210,000. Approximately $23,604,922 of the foregoing federal net operating losses will expire at various dates from 2030 through 2037 and approximately $142,795,078 can be carried forward indefinitely, if not limited by triggering events prior to such time. At December 31, 2024, the Company had state operating losses of approximately $164,920,000 and the state net operating losses will expire at various dates from 2030 through 2044, if not limited by triggering events prior to such time. Under the provisions of the Internal Revenue Code, changes in ownership of the Company, in certain circumstances, would limit the amount of federal net operating losses that can be utilized annually in the future to offset taxable income. In particular, Section 382 of the Internal Revenue Code (“Section 382”) imposes limitations on an entity’s ability to use NOLs upon certain changes in ownership. If the Company is limited in its ability to use its net operating losses in future years in which it has taxable income, then the Company will pay more taxes than if it were otherwise able to fully utilize its net operating losses. The Company may experience ownership changes in the future as a result of subsequent shifts in ownership of the Company’s capital stock that the Company cannot predict or control that could result in further limitations being placed on the Company’s ability to utilize its federal net operating losses.

A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income, exclusive of reversing taxable temporary differences, to outweigh objective negative evidence of recent financial reporting losses. Based on these criteria and the relative weighting of both the positive and negative evidence available, management continues to maintain a full valuation allowance against its net deferred tax assets.

The Company is no longer subject to U.S. federal income tax examinations for tax years ending on or before December 31, 2018.

The effective rate differs from the statutory rate of 26.08% and 26.93%, respectively, as of December 31, 2024, and 2023 due to the following:

	December 31, 2024	December 31, 2023
Statutory rate on pre-tax book loss	26.08%	26.93%
Other	(0.41)%	(0.08)%
Valuation allowance	(26.49)%	(26.85)%
	0.00%	0.00%

The Company’s deferred taxes as of December 31, 2024, and 2023 consist of the following:

	December 31, 2024	December 31, 2023
Non-Current deferred tax asset:
Net operating loss carry-forwards	$45,319,000	$43,329,000
Stock based compensation	848,000	9,680,000
Research and development costs	562,000	2,409,000
Other	252,000	-
Valuation allowance	(46,981,000)	(55,418,000)
Net non-current deferred tax asset	$-	$-

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these condensed financial statements were issued. Other than as described in the notes above, the Company did not have any material subsequent events that impacted its condensed financial statements or disclosures.

Equity Line of Credit

On February 28, 2025 (the “Effective Date”), the Company entered into a Equity Subscription Agreement (the “Subscription Agreement”) with Lind Global Fund III, LP (the “Investor”). Pursuant to the Subscription Agreement, the Company has the right, but not the obligation, to sell to the Investor from time to time (each such occurrence, an “Advance”) up to $5.0 million (the “Commitment Amount”) of the Company’s common stock, $0.001 par value per share (“Common Stock”), during the 36 months following the execution of the Subscription Agreement, subject to (a) an overall cap of 10,000,000 shares and (b) the restrictions and satisfaction of the conditions set forth in the Subscription Agreement. The Company is under no obligation to sell any of its Common Stock to the Investor under the Subscription Agreement. At the Company’s option, the shares of Common Stock would be purchased by the Investor from time to time at a price (the “Market Price”) equal to 95% of the lowest of the daily VWAPs (as hereinafter defined) during a five (or such other period as the Company and the Investor may agree) consecutive trading day period commencing on the date that the Company delivers a notice to the Investor (an “Advance Notice”) that the Company is requiring the Investor to purchase a specified number of shares of Common Stock (the “Advance Shares”). The Company may also specify a minimum acceptable price per share in each Advance. “VWAP” means, for any trading day, the daily volume weighted average price of the Company’s Common Stock for such trading day on the Nasdaq Stock Market as reported by Bloomberg L.P. The maximum number of shares of Common Stock that the Company may require the Investor to purchase in any Advance is an number equal to 66.667% of the average daily volume of the Common Stock on the Nasdaq Stock Market during the five consecutive trading days immediately preceding the date of the Advance Notice; provided that notwithstanding the foregoing limitation, in any period of 30 consecutive days, the total number of Advance Shares that the Company may sell to the Investor may be up to 0.5% of the quotient of the number of shares of Common Stock outstanding on the date of the Advance divided by the Market Price determined for such Advance.

As consideration for the Investor’s irrevocable commitment (subject to the conditions set forth in the Subscription Agreement) to purchase the Company’s Common Stock up to the Commitment Amount, the Company issued 108,542 shares of Common Stock (the “Commitment Shares”) to the Investor. The Company had previously advanced to the Investor $10,000 to cover certain expenses related to the Subscription Agreement.

The Investor’s obligation to purchase the Company’s shares of Common Stock pursuant to the Subscription Agreement is subject to a number of conditions, including that the Company file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), registering the issuance and sale of the Commitment Shares and the Advance Shares to be issued and sold pursuant to an Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement be declared effective by the SEC.

Private Placement

On March 5, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which the Company sold to the investors an aggregate of 758,514 shares of common stock at a purchase price of $1.08 per share, and warrants to purchase up to 758,514 shares of common stock at an exercise price of $0.95 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, in exchange for aggregate consideration of $818,998.

At The Marketing Offering

From January 17, 2025 through April 14, 2025, the Company has sold 4,403,166 ATM Shares at an average offering price of $0.91 per share for aggregate gross proceeds of $4,019,063. The Company paid net fees of $136,643 resulting in net proceeds of $3,882,420.

Equity transactions

On January 1, 2025, the Company issued 4,167 shares of its common stock for vested restricted stock units.

In January 2025, the Company issued 1,460,000 shares of its common stock to consultants for services rendered, valued at $2,044,000.

On February 1, 2025, the Company issued 4,167 shares of its common stock for vested restricted stock units.

On February 6, 2025, the Company issued 48,996 shares of its common stock upon cashless exercise of warrants to purchase 68,470 shares of common stock at an exercise price of $0.30 per share.

On February 25, 2025, the Company issued 5,000 shares of its common stock to a consultant for services rendered, valued at $5,400.

In March 2025, the Company issued 216,667 shares of its common stock for vested restricted stock units.

On April 1, 2025, the Company issued 4,167 shares of its common stock for vested restricted stock units.

Notice of Delisting

On April 11, 2025, the Company received a letter from the Staff indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 27, 2025, through April 10, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 8, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for Nasdaq, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other listing requirements of Nasdaq. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules. However, there can be no assurance that, if the Company does appeal the delisting determination by Nasdaq to the panel, such appeal would be successful.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, and (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting.

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

ITEM 9B – OTHER INFORMATION

None of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the period covered by this Annual Report.

ITEM 9C – DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Anthony Amato	57	Chairman, Chief Executive Officer, and Director
Ferdinand Groenewald	40	Interim Chief Financial Officer
Frederick D. Hrkac	59	Director
Christopher A. Baer	56	Director
Donald F. Browne	74	Director
Steven Abelman	67	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Biographical Information

Anthony Amato. Mr. Amato previously served on the Company’s advisory board from January 2021 until February 2024. Since March 2024, Mr. Amato has served as a consultant to the Company and as chief executive officer, chairman and director of the Company since April 2024. Mr. Amato is a business leader and entrepreneurial thinker with an intuitive ability to rapidly assess challenges and identify growth opportunities. He quickly sees organizational vision and understands goals, taking appropriate ownership and action required to guide the team, achieving aggressive targets and performance levels. Anthony has hands-on executive skills at engaging and influencing key stakeholders to not only grow business, but also to optimize profits. Mr. Amato founded InQuest Science in March 2017 and then acquired Bridge Associates International Pharmaceutical Consulting in March 2020. Mr. Amato’s outstanding interpersonal, business development, team building and management skills makes him an asset to the Company’s board of directors.

Ferdinand Groenewald. Mr. Groenewald has served as our interim chief financial officer since June 5, 2024. Mr. Groenewald is a certified public accountant with significant experience in finance and accounting. He currently serves as Vice President, Finance at Alaunos Therapeutics, Inc. Previously, Mr. Groenewald served as an Independent Outside Director at SYLA Technologies Co., Ltd.; an Independent Director at HeartCore Enterprises, Inc.; an Independent Director at Sushi Ginza Onodera, Inc.; an Accountant at Wrinkle, Gardner & Co. PC; a Senior Staff Accountant at Financial Consulting Strategies LLC; a Controller, VP-Finance & Accounting Officer at Sadot Group, Inc. and a Chief Financial Officer at the same company; and Chief Accounting Officer & VP-Finance at Muscle Maker Development LLC. Mr. Groenewald obtained an undergraduate degree from the University of South Africa.

Frederick D. Hrkac. Mr. Hrkac has served as our director since February 27, 2024. Previously, Mr. Hrkac served as chief financial officer, president and principal executive officer from February 27, 2024 to April 30, 2024, and as our director from April 2022 until his resignation on February 20, 2024. Mr. Hrkac has more than 30 years of experience in the medical device industry as an executive and corporate board director. He is currently serves on the board of Serres in Helsinki, Finland since September 2018, and Spineart in Geneva, Switzerland as chairman of the board since August 2017. In 2017, he served as senior vice president corporate development and from 2014-2016 served a senior vice president of global commercial operations of Biosensors International. From 2009-2011, Mr. Hrkac served as Europe, Middle East & Africa president of Boston Scientific where he was responsible for close to $2 billion of sales. From 2005-2009, Mr. Hrkac was an executive of Sorin Group CRM, Paris, France. And, from November 1990-April 2005 he lived in 6 different countries working as an executive for Johnson & Johnson including Biosense Webster, a Johnson & Johnson company having laid the groundwork strategically for the most successful J&J division of the last 20 years with sales growing from a few hundred million dollars to several billion dollars. Mr. Hrkac holds an Honors Bachelor of Business Administration from the Wilfrid Laurier University, Waterloo, Ontario Canada and currently resides in Zagreb, Croatia. Mr. Hrkac brings extensive expertise in global marketing and strategic business development, making him a valuable resource for our Board.

Christopher A. Baer. Mr. Baer has served as our director since May 2, 2024. Mr. Baer brings more than 25 years of commercial experience in the medical device space across both large publicly held and smaller privately held organizations. He currently serves as the chief commercial officer at CDL Nuclear Technologies. He started in this role in April 2022 and prior to that from June 2019 to April 2022 he served as the vice president of commercial operations at Impulse Dynamics. He also held several commercial leadership roles in the cardiac rhythm management and electrophysiology space including vice president and general manager at St Jude Medical/Abbott. Mr. Baer holds a pharmacy degree from The University of Pittsburgh. Mr. Baer’s extensive experience in the electrophysiology medical device space makes him a valuable member of our board.

Steven E. Abelman. Mr. Abelman has served as our director since May 3, 2024. Mr. Abelman has more than 30 years of commercial litigation experience and currently serves as a shareholder for Brownstein Hyatt Farber Schreck in Denver, CO. Mr. Abelman is a trusted advisor and trial counsel to banks, lending institutions and a variety of organizations and recognized by his peers for his expertise at the intersection of litigation and transactional law. Yearly recognized as a top bankruptcy attorney, Mr. Abelman has been a frequent lecturer on bankruptcy and creditors’ rights topics, and combines sage advice, objective counsel with effective advocacy. The combination of over 30 years of handling loan workouts and dissolutions provide him with unique transactional aptitude for a commercial litigator. He serves as a trusted advisor and trial counsel to many banks and other lending institutions, as well as to businesses of various sizes. Mr. Abelman is especially known for his success in representing creditors in large commercial bankruptcy cases, receiverships, and foreclosures, defending banks in lender liability cases, and representing both debtors and creditors in workout scenarios and distressed asset sales. He also represents parties regarding UCC matters and equipment lessors. Mr. Abelman graduated with a J.D. in 1984 from Whittier College Law School and a B.S. in 1979 from University of Chicago; was admitted to the U.S. Supreme Court, U.S. District Court, District of Colorado in 1984. Mr. Abelman’s extensive legal experience makes him an asset to the Board.

Donald F. Browne. Mr. Browne, C.P.A. has served as our director since May 3, 2024. Mr. Browne is a graduate of La Salle College, 1972, with a B.S. in Accounting and later became licensed as a Certified Public Accountant from the State of New Jersey in 1980. Mr. Browne’s career has included being employed as a Divisional Controller of Caddy Corporation of America and a Controller for Full Line Foods, Inc. In 1990, Mr. Browne’s career then transitioned to public accounting, a field in which he launched his own firm (which he continues to run and operate). Mr. Browne specializes in business accounting, including financial and tax reporting for businesses of several different industries and professions; concentrations in Federal and State tax audits. Mr. Browne’s tax and financial expertise makes him a valuable asset to our Board.

Family Relationships

There are no family relationships amongst our directors and executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2024, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2024, except for one late Form 3 filing by each of Donald Browne, Anthony Amato, Ferdinand Groenewald, Steven Abelman and Christopher Baer in connection with their appointments and one late Form 4 filing by Frederick Hrkac for a grant of restricted stock.

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee was established in accordance with section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Abelman, Browne and Baer, each of whom our board has determined to be financially literate and qualifies as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the Nasdaq Stock Market. Mr. Abelman is the chairman of our audit committee. In addition, Mr. Abelman qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Messrs. Abelman, Browne and Baer, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Mr. Browne is the chairman of our nominating and corporate governance committee.

Compensation Committee

Our compensation committee is currently comprised of Messrs. Abelman, Browne and Baer, each of whom qualifies as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the Nasdaq Stock Market. Mr. Browne is the chairman of our compensation committee.

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

Clawback Policy

Pursuant to Nasdaq listing requirements, we have adopted a policy providing for the recovery of erroneously awarded incentive-based compensation received by our executive officers during an applicable recovery period (the “Clawback Policy”). Under the Clawback Policy, in the event that financial results upon which a cash or equity-based incentive award was based becomes the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the Clawback Policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate award reflects the financial results as restated. The Clawback Policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to covered executive officers during the last completed three fiscal years immediately preceding the date on which we are required to prepare the accounting restatement.

Insider Trading Policy

We have adopted an insider trading policy, governing the purchase, sale and other transactions in our securities that applies to our directors, executive officers, employees, and other covered persons, including immediate family members and entities controlled by any of the foregoing persons, as well as by the Company itself.

The insider trading policy prohibits, among other things, insider trading and certain speculative transactions in our securities (including short sales, buying put and selling call options and other hedging or derivative transactions in our securities) and establishes a regular blackout period schedule during which directors, executive officers, employees, and other covered persons may not trade in our securities, as well as certain pre-clearance procedures that directors and executive officers must observe prior to effecting any transaction in our securities.

We believe that the insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of the insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

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

The main principles of our fiscal year 2024 compensation strategy included the following:

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

Summary Compensation Table

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2024; (ii) our most highly compensated executive officers, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2024, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2024 (collectively our “Named Executive Officers”):

Name and principal position	Year	Salary ($)		Bonus ($)	Stock Awards ($) (1)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Anthony Amato, Chief Executive Officer, Chairman and Director (2)	2024	145,833		-	1,140,046	(3)	965,592	(4)	40,000	(5)	2,291,471
	2023	-		-	-		-		-		-

Ferdinand Groenewald, Interim Chief Financial Officer (6)	2024	-		-	-		-		106,500	(7)	106,500
	2023	-		-	-		-		-		-

Frederick D. Hrkac Former Principal Financial and Executive Officer (8)	2024	-		-	458,100	(9)	-		-	(10)	458,100
	2023	-		-	52,388	(11)	-		-	(12)	52,388

Kenneth L. Londoner, Former Chief Executive Officer, Executive Chairman and Director (13)	2024	59,926	(14)	-	-		-		-		59,926
	2023	854,902	(15)	-	831,908	(16)	-		122,000	(17)	1,808,810

Steven Chaussy, Former Chief Financial Officer (18)	2024	110,928	(19)	-	46,125	(20)	-		-	(21)	157,053
	2023	499,550	(22)	-	652,745	(23)	-		13,506	(24)	1,165,801

Steven Buhaly, Former Chief Financial Officer (25)	2024	-		-	-		-		-		-
	2023	69,744		-	-		240,130	(26)	-		309,874

John R Sieckhaus, Former Chief Operating Officer (27)	2024	11,926		-	-		-		-		11,926
	2023	277,480		-	421,635	(28)					699,115

Gray Fleming, Former Chief Commercial Officer (29)	2024	20,764		-	-		-		-		20,764
	2023	396,400		-	431,943	(30)	-		-		828,343

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards or option awards, as applicable, granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Notes 9 and 10 to our financial statements for the fiscal year ended December 31, 2024 in this annual report.
(2)	Mr. Amato has served as our Director And Chief Executive Officer since April 30, 2024 and Chairman since September 11, 2024 of the Company and subsidiaries.
(3)	Represents (i) a common stock award of 500,000 fully vested shares granted on March 1, 2024 of $352,550, (ii) a common stock award of 50,000 fully vested shares granted on June 7, 2024 of $93,250,(iii) a common stock award of 275,000 fully vested shares granted on September 11, 2024 of $123,173 and (iv) unvested restricted stock units of $1,275,000 issued on September 11, 2024 of $571,073.
(4)	Represents a stock option granted September 11, 2024 for the purchase of 2,400,000 shares of common stock, vesting 1,200,000 on the date of grant and the remaining 1,200,000 vesting in equal installments bi-annually over the term of 3 years commencing on the date of grant, subject to continued service with the Company through each relevant vesting date, at an exercise price of $0.4479 per share and termination date of September 11, 2034.
(5)	Represents consulting fees and board fees.
(6)	Mr. Groenewald has served as our Interim Chief Financial Officer since June 5, 2024.
(7)	Represents consulting fees.
(8)	Mr. Hrkac served as our Principal Executive Officer from February 27, 2024 until April 30, 2024 and our Principal Financial Officer from February 27, 2024 until June 5, 2024. Mr. Hrkac has served as our Director since April 2022.
(9)	Represents (i) a common stock award of 500,000 fully vested shares granted on March 1, 2024 $352,550, (ii) a common stock award of 50,000 fully vested shares granted on June 7, 2024 of $93,250, (iii) a common stock award of 30,000 fully vested shares granted on July 26, 2024 of $12,300,
(10)	Represents consulting fees.

(11)	Represents (i) a common stock award of 16,000 fully vested shares granted on February 24, 2023 of $19,040, (ii) a common stock award of 17,544 fully vested shares granted on April 20, 2023 of $23,166, (iii) a common stock award of 1,600 fully vested shares granted on August 15, 2023 of $10,182,
(12)	Represents (i) consulting fees and (ii) board fees.
(13)	Mr. Londoner served as our Executive Chairman and Director through the entirety of our last two fiscal years. Mr. Londoner has served as our Chief Executive Officer since July 31, 2017. On February 27, 2024, Mr. Londoner resigned his positions as director, executive chairman and chief executive officer of the Company and subsidiaries.
(14)	Represents (i) salary of $59,926 from Company and (ii) salary of $34,375 from ViralClear.
(15)	Represents (i) salary of $679,902 from Company and (ii) salary of $175,000 from ViralClear.
(16)	Represents (i) a common stock award of 57,600 fully vested shares granted on May 8, 2023 and (ii) a common stock award of 21,970 fully vested shares granted November 30, 2023.
(17)	Represents (i) director fees of $80,000 from company; (ii) director fees of $30,000 from ViralClear, (iii) $12,000 auto allowance in lieu for reimbursement of mileage.
(18)	Mr. Chaussy served as served as our Chief Financial Officer since January 1, 2018 until his retirement as Chief Financial Officer on February 6, 2023.
(19)	Represents (i) salary of $110,928 from Company and (ii) salary of $100,000 from ViralClear.
(20)	Represents (i) a common stock award of 100,000 fully vested shares granted July 26, 2024 and (ii) 12,500 shares vested in 2023 but issued in 2024.
(21)	Represents (i) consulting fees and (ii) board fees.
(22)	Represents (i) salary of $399,550 from Company and (ii) salary of $100,000 from ViralClear.
(23)	Represents (i) a common stock award of 20,000 fully vested shares granted February 10, 2023 (ii) a common stock award of 35,000 fully vested shares granted on May 8, 2023 and (iii) a common stock award of 13,060 fully vested shares granted November 30, 2023.
(24)	Represents (i) $6,000 auto allowance in lieu for reimbursement of mileage and (ii) $7,506 medical insurance reimbursement in lieu of Company provided plan.
(25)	Mr. Buhaly served as our Chief Financial Officer since February 6, 2023. On February 15, 2024, Mr. Buhaly resigned his position as Chief Financial Officer.
(26)	Represents a stock option granted February 16, 2023 for the purchase of 25,000 shares of common stock, vesting quarterly over one year at an exercise price of $12.50 and termination date of February 16, 2033.
(27)	Mr. Sieckhaus served as our Chief Operating Officer from March 21, 2022, date of hire. On January 31, 2024, Mr. Sieckhaus was discharged as part of the Company’s reduction in force.
(28)	Represents (i) a common stock award of 29,562 fully vested shares granted on May 8, 2023 and (ii) a common stock award of 9,230 fully vested shares granted November 30, 2023.
(29)	Mr. Fleming served as our Chief Commercial Officer from December 6, 2021, date of hire. On January 31, 2024, Mr. Fleming was discharged as part of the Company’s reduction in force.
(30)	Represents (i) a common stock award of 29,562 fully vested shares granted on May 8, 2023 and (ii) a common stock award of 13,190 fully vested shares granted November 30, 2023.

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

On February 2, 2023, we entered into a General Release and Severance Agreement (the “Release Agreement”) with Mr. Chaussy, pursuant to which Mr. Chaussy’s employment with the Company will terminate at such point when his services are no longer required (the “Separation Date”). On July 26, 2024, the Company paid $25,000 in cash and issued and aggregate of 112,500 shares of its common stock as a full settlement of the General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (the “Severance Agreement”). The Company granted 12,500 shares of the afore mentioned common stock in 2023 (the Tranche B Awarded Shares) but was only issued as part of the settlement. Pursuant to the original Severance Agreement, the Company was to pay a cash bonus of $200,000 to Steve Chaussy. For more detailed discussion of the Release Agreement, please see below under “Executive Employment Agreements – Steve Chaussy” in this Form 10-K.

Anthony Amato

On September 11, 2024, the Company entered into an Executive Employment Agreement (the “Executive Agreement”) which became effective August 1, 2024, by and between the Company and Mr. Amato (the “Executive”).

Under the Executive Agreement, effective August 1, 2024, the Executive receives a base salary of $300,000 annually and is eligible for a discretionary bonus equal to 60% of this salary. On September 11, 2024, the Executive was granted stock options for 2,400,000 shares at an exercise price of $0.4479 per share, with half immediately vested and the remainder vesting biannually over four years. Additionally, the Executive received 275,000 fully vested restricted shares and another 1,275,000 restricted shares vesting biannually over three years. The Executive remains eligible for additional equity grants and benefits.

Mr. Amato’s salary and stock awards were determined by the Compensation Committee with consultation from members of the board of directors.

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

Policy on the Timing of Awards of Options and Other Option-Like Instruments

The board of directors approves with the recommendation of the compensation committee to grant equity awards based on performance. The board of directors has not established policies and practices (whether written or otherwise) regarding the timing of option grants or other awards in relation to the release of material non-public information (“MNPI”) and does not take MNPI into account when determining the timing and terms of stock option or other equity awards to executive officers. The Company does not time the disclosure of MNPI, whether positive or negative, for the purpose of affecting the value of executive compensation.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2024.

Name	Number of Securities underlying Unexercised Options (#) Exercisable		Number of Securities underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Anthony Amato	1,200,000	(1)	1,200,000	(2)	$0.4479	09/11/2034	1,275,000	(3)	$571,073	-

Frederick D. Hrkac	5,000	(1)			$8.20
	60,000	(4)			$4.74		90,000	(5)	$426,780

(1) Each of these options vested immediately

(2) Each of these options vest bi-annually over three years.

(3) Each of these shares of restricted stock vest biannually over three years in equal installments with vesting commencing on September 11, 2024.

(4) Each of these options vested over six months in equal installments commencing on December 28, 2023.

(5) 30,000 shares of this restricted stock award vest when the Company achieves a market value of $50 million and an additional 60,000 shares for achieving a market value of $100 million.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2024. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)		All Other Compensation ($) (1)	Total ($)
Chris Baer	$20,000	$ 105,550	(2)		$-	$-	$125,550
Donald Browne	$20,000	$ 105,550	(2)		$-	$-	$125,550
Steven Abelman	$20,000	$ 105,550	(2)		$-	$-	$125,550
Donald E. Foley (3)	$-	$-			$-	$-	$-
Patrick J Gallagher (4)	$-	$-			$-	$-	$-
David Weild, IV (5)	$-	$-			$-	$-	$-
James J. Barry PhD (6)	$-	$-			$-	$-	$-
James Klein (7)	$-	$-			$-	$-	$-
Total:	$60,000	$316,650		$		$-	$376,650

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock or option awards granted during the fiscal year ended December 31, 2024, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.

(2)	Represents (i) a common stock award of 50,000 fully vested shares granted June 7, 2024 and (ii) a common stock award of 30,000 fully vested shares granted on July 26, 2024.

(3)	Mr. Foley resigned as a member of the Company’s board of directors on February 19, 2024.

(4)	Mr. Gallagher resigned as a member of the Company’s board of directors on February 19, 2024.

(5)	Mr. Weild resigned as a member of the Company’s board of directors on February 19, 2024.

(6)	Mr. Barry resigned as a member of the Company’s board of directors on February 19, 2024.

(7)	Mr. Klein resigned as a member of the Company’s board of directors on February 20, 2024.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2024, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	-	$-	4,376,595
Equity compensation plans approved by security holders(2)	-	$-	2,915,071
Total	-	$-	7,291,666

(1) Represents shares available for issuance under the 2023 Plan.

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

Effective Date and Expiration. The 2023 Plan was approved by our Board on December 27, 2022 (the “Effective Date”) and approved by our stockholders at a special meeting held on February 7, 2023, and amended effective December 31, 2024. The 2023 Plan will terminate on the tenth anniversary of the Effective Date, unless earlier terminated by our Board. No award may be granted under the 2023 Plan after its termination date, but awards made prior to the termination date may extend beyond that date in accordance with their terms.

Share Authorization. Subject to certain adjustments, the maximum aggregate number of shares of our Common Stock that may be delivered pursuant to awards under the 2023 Plan is currently 4,376,595 shares, plus any Prior Plan Awards (as defined below), subject to adjustment in certain circumstances to prevent dilution or enlargement as described below. All of the shares available for issuance as an award under the 2023 Plan may be delivered pursuant to incentive stock options. “Prior Plan Awards” means (i) any awards granted pursuant to the BioSig Technologies, Inc. 2011 Long-Term Incentive Plan or the BioSig Technologies, Inc. 2012 Equity Incentive Plan that are outstanding on the Effective Date and that, on or after the Effective Date, (x) expire or otherwise terminate without having been exercised in full or without Common Stock being issued pursuant to such awards, (y) are forfeited, or (z) are repurchased by us.

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

Eligibility. The 2023 Plan provides for awards to the outside directors, officers, employees, and contractors of the Company and our subsidiaries. As of April 14, 2025, there were 5 employees, 4 directors, and approximately 2 consultants eligible to participate in the 2023 Plan. The Company’s current Section 16 executive officers and each member of our Board are among the individuals eligible to receive awards under the 2023 Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth information regarding the beneficial ownership of our voting securities as of April 14, 2025 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our named directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o BioSig Technologies, Inc, 12424 Wilshire Blvd Suite 745 Los Angeles, CA 90025. Percentage of common stock ownership is based on 24,252,482 shares of common stock issued and outstanding as of April 14, 2025. Percentage of Series C Preferred Stock ownership is based on 105 shares of Series C Preferred Stock issued and outstanding as of April 14, 2025.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of April 14, 2025 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned (1)		Percentage Class (1) (2)	Number of Shares of Series C Preferred Stock Beneficially Owned	Percentage Class (6)	Total Voting Power
5% Beneficial holder
Donald E. Garlikov	2,933,938	(3)	11.79%	—	—	9.50%
Directors and Named Executive Officers
Anthony Amato	2,445,702	(4)	9.53%	—	—	4.28%
Frederick D. Hrkac	654,501	(5)	2.69%	—	—	2.43%
Chris Baer	80,000		*			*
Donald Browne	80,000		*			*
Steven Abelman	80,000		*			*
Ferdinand Groenewald	25,000		*			*

All directors and executive officers as a group of six person	3,365,203		13.09%	—	—	7.84%
Series C Holders
Ray Weber	233,855	(7)	*	45	43%	*
StoneX C/F Raymond E Weber IRA	182,385	(8)	*	35	33%	*
Martin F. Sauer	130,274	(9)		25	24%	*

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 14, 2025, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 24,252,482 shares of common stock outstanding as of April 14, 2025.

(3)	Comprised of (i) 2,304,400 shares of common stock and (ii) warrants to purchase 629,538 shares of common stock.

(4)	Comprised of (i) 1,045,702 shares of common stock and (ii) options to purchase 1,400,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2025.

(5)	Comprised of (i) 589,501 shares of common stock and (ii) options to purchase 65,000 shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2025.

(6)	These percentages have been calculated based on 105 shares of Series C Preferred Stock outstanding as of April 14, 2025.

(7)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 14, 2025. Ray Weber may also be deemed beneficial owner of shares held by StoneX Group Inc C/F Raymond E Weber IRA. Mr. Weber’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(8)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 14, 2025. This stockholder’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(9)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of April 14, 2025. This stockholder’s address is 1028 Steeplechase Dr. Lancaster, PA 17601.

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

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of December 31, 2024 and 2023 was $18,500 and $30,000, respectively.

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

On March 7, 2024, the company issued a promissory note to a significant shareholder for $500,000. This note was subsequently converted into shares of common stock (See Note 9).

Independent Directors

We are currently listed on the Nasdaq Capital Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that each of Christopher A. Baer, Donald F. Browne, and Steven Abelman has no material relationships with us that would interfere with the exercise of independent judgment and is an “independent director” as that term is defined in the Nasdaq Listing Rules.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firms

The following is a summary of the fees billed to us by Marcum LLP for professional services rendered in the years ended December 31, 2024, and 2023:

	2024	2023
Audit Fees	$204,112	$154,875
Audit-Related Fees	-	78,225
Tax Fees	-	-
Total Fees	$204,112	$233,100

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements are included herein:

(2)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.5 to the Form S-1/A filed on January 21, 2014)
3.5	Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.6 to the Form S-1/A filed on March 28, 2014)
3.6	Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 21, 2014)
3.7	Certificate of Sixth Amendment to the Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 25, 2016)
3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)
3.15	Amendment No. 3 to the Amended and Restated Bylaws of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 8, 2023)
3.16	Certificate of Amendment of Amended and Restated Certificate of Incorporation of BioSig Technologies, Inc., dated January 31, 2024 (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 31, 2024)
4.1*	Description of Securities.

4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 24, 2020)
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 2, 2021)
4.4	Form of Common Stock Purchase Warrant dated March 22, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 24, 2022)
4.5	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 29, 2022)
4.6	Form of Common Stock Purchase Warrant dated December 27, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 28, 2022)
4.7	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.8	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.9	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.10	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.11	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.12	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.13	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.14	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.15	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.16	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.17	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)
4.18	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
4.19	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.20	Form of Laidlaw Warrant dated April 21 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 21, 2023)
4.21	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.22	Form of Laidlaw Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 22, 2023)
4.23	Form of Common Stock Purchase Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2023)
4.24	Form of Laidlaw Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 31, 2023)
4.25	Form of Common Stock Purchase Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 12, 2023)
4.26	Form of Laidlaw Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 12, 2023)
4.27	Form of Common Stock Purchase Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 27, 2023)
4.28	Form of Laidlaw Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 27, 2023)
4.29	Form of Common Stock Purchase Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 16, 2023)
4.30	Form of Laidlaw Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 16, 2023)
4.31	Form of Series A Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on November 13, 2023)
4.32	Form of Series B Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on November 13, 2023)

4.33	Form of Placement Agent Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on November 13, 2023)
4.34	Form of Common Stock Purchase Warrant dated January 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2024)
4.35	Form of Common Stock Purchase Warrant dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 7, 2024)
4.36	Form of Common Stock Purchase Warrant dated May 30, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 30, 2024)
4.37	Form of Placement Agent Common Stock Purchase Warrant dated May 30, 2024 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 30, 2024)
4.38	Form of Common Stock Purchase Warrant dated March 5, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 5, 2025)
4.39	Form of Note, dated March 7, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 12, 2024)
4.40	Common Stock Purchase Warrant of BioSig Technologies, Inc., dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (EP Software Warrant)
4.41	Common Stock Purchase Warrant of BioSig Technologies, Inc., dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (Tools Warrant)
4.42	Common Stock Purchase Warrant of ViralClear Pharmaceuticals, Inc., dated November 20, 2019, issued to Mayo Clinic Ventures
10.4	Form of Securities Purchase Agreement dated as of March 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 24, 2022)
10.5	Form of Securities Purchase Agreement dated as of November 18, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 21, 2022)
10.6	Form of Securities Purchase Agreement dated as of December 21, 2022 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 28, 2022)
10.7	Form of Securities Purchase Agreement dated as of January 10, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 17, 2023)
10.8	Form of Securities Purchase Agreement dated as of January 23, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 24, 2023)
10.9	Form of Securities Purchase Agreement dated as of January 25, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 26, 2023)
10.10	General Release and Severance Agreement dated January 29, 2023 by and between Steve Chaussy and BioSig Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the amended Form 8-K filed on February 7, 2023)
10.11	Form of Securities Purchase Agreement dated as of February 3, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 8, 2023)
10.12+	BioSig Technologies, Inc. 2023 Long-Term Incentive Plan dated February 7, 2023 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 9, 2023)
10.13	Form of Securities Purchase Agreement dated as of February 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on February 13, 2023)
10.14	Form of Securities Purchase Agreement dated as of March 14, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 15, 2023)
10.15	Form of Securities Purchase Agreement dated as of March 24, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 29, 2023)
10.16	Form of Securities Purchase Agreement dated as of April 18, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on April 21, 2023)
10.17	Form of Securities Purchase Agreement dated as of May 16, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 22, 2023)
10.18	Form of Securities Purchase Agreement dated as of June 30, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 30, 2023).
10.19	Form of Securities Purchase Agreement dated as of July 21, 2023 by and between BioSig AI Sciences, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 19, 2023).
10.20	Form of Securities Purchase Agreement dated as of July 31, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on July 31, 2023)

10.21	Form of Securities Purchase Agreement dated as of September 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 12, 2023)
10.22	Form of Securities Purchase Agreement dated as of September 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 27, 2023)
10.23	Form of Securities Purchase Agreement dated as of October 12, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 16, 2023)
10.24	Form of Securities Purchase Agreement dated as of November 8, 2023 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 13, 2023)
10.25+	First Amendment to the BioSig Technologies, Inc. 2023 Long-Term Incentive Plan effective as of December 18, 2023 (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on December 18, 2023)
10.26	Form of Securities Purchase Agreement dated as of January 12, 2024 by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 12, 2024)
10.27	Securities Purchase Agreement dated May 1, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 7, 2024)
10.28	Form of Securities Purchase Agreement dated May 30, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 30, 2024
10.29+	Executive Employment Agreement, dated September 11, 2024, by and between BioSig Technologies, Inc. and Anthony Amato (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
10.30	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
10.31	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
10.32	At The Market Offering Agreement, dated December 18, 2024, by and between BioSig Technologies, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2024)
10.33+	Second Amendment to the BioSig Technologies, Inc. 2023 Long-Term Incentive Plan effective as of December 31, 2024 (incorporated by reference to the Exhibit 10.1 to the Form 8-K filed on December 31, 2024)
10.34	Equity Subscription Agreement, dated February 28, 2025, between the Company and Lind Global Fund III, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2025)
10.35	Form of Securities Purchase Agreement dated as of March 5, 2025, by and between BioSig Technologies, Inc. and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on March 5, 2025)
19.1*	Insider Trading Policy
21.1	Subsidiary List of BioSig Technologies, Inc. (incorporated by reference to Exhibit 21.1 to the Form 10-K filed on March 15, 2021).
23.1*	Consent of Marcum LLP
31.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.02**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Compensation Recovery Policy adopted November 6, 2023 (incorporated by reference to Exhibit 97 to our 10-K filed on April 16, 2024)
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: April 15, 2025	By:	/s/ Anthony Amato
Anthony Amato
Chief Executive Officer

Date: April 15, 2025	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Interim Chief Financial Officer

