Form 10-Q
period 2025-03-31
BioSig Technologies, Inc.
filed 2025-05-19
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 16, 2025, there were 27,294,604 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Current assets:
Cash	$3,727	$142
Accounts receivable	109	109
Net investment in leases, short term	-	13
Prepaid expenses and vendor deposits	150	80
Total current assets	3,986	344

Property and equipment, net	68	85

Right-to-use assets, net	55	96

Other assets:
Net investment in leases, long term	-	4
Patents, net	265	269
Other assets	44	44

Total assets	$4,418	$842

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $0 and $19 to related parties as of March 31, 2025 and December 31, 2024, respectively	$1,507	$2,052
Dividends payable	112	110
Lease liability, short term	60	102
Total current liabilities	1,679	2,264

Total liabilities	1,679	2,264

Commitments and contingencies (Note 11)

Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; liquidation preference of $105 as of March 31, 2025 and December 31, 2024	105	105

Equity (Deficit)
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock. 105 shares of Series C outstanding as of March 31, 2025 and December 31, 2024 (see above)	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 24,248,315 and 17,239,096 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	24	17
Additional paid-in-capital	260,738	253,784
Accumulated deficit	(258,157)	(255,345)
Total stockholders’ equity (deficit) attributable to BioSig Technologies, Inc.	2,605	(1,544)
Non-controlling interest	29	17
Total equity (deficit)	2,634	(1,527)

Total liabilities and equity (deficit)	$4,418	$842

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue:
Service	$-	$14
Total revenue	-	14

Operating expenses:
Research and development	6	238
General and administrative	2,957	2,882
Impairment of long term assets	-	253
Depreciation and amortization	21	78
Total operating expenses	2,984	3,451

Loss from operations	(2,984)	(3,437)

Other income (expense)
Interest expense, net	-	(3)
Gain on settlement and extinguishment of accounts payable	199	-
Other income (expense), net	(15)	25
Total other income (expense), net	184	22

Loss before income taxes	(2,800)	(3,415)

Income taxes (benefit)	-	-

Net loss	(2,800)	(3,415)

Non-controlling interest	(12)	13

Net loss attributable to BioSig Technologies, Inc.	(2,812)	(3,402)

Preferred stock dividend	(2)	(2)
Preferred stock deemed dividend	-	(133)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(2,814)	$(3,537)

Net loss per common share, basic and diluted	$(0.14)	$(0.36)

Weighted average number of common shares outstanding, basic and diluted	20,787,808	9,856,261

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(In Thousands, Except Par Value and Share Amounts)

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$17	$(1,527)
Common stock issued for services	1,438,542	2	1,960	-	-	1,962
Exercise of warrants	48,996	*	*	-	-	-
Stock based compensation	225,001	*	112	-	-	112
Sale of common stock under-at-the market offering, net of transaction costs	4,403,166	4	3,878	-	-	3,882
Sale of common stock and warrants	758,514	1	817	-	-	818
Stock issued as extinguishment of debt	135,000	*	189	-	-	189
Preferred stock dividend	-	-	(2)	-	-	(2)
Net income (loss)	-	-	-	(2,812)	12	(2,800)
Balance, March 31, 2025 (unaudited)	24,248,315	$24	$260,738	$(258,157)	$29	$2,634

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)
Common stock issued for services	1,862,744	2	1,249	-	-	1,251
Sale of common stock and warrants	260,720	*	1,040	-	-	1,040
Stock based compensation	1,500	*	(190)	-	-	(190)
Accretion of deemed preferred stock dividend	-	-	133	-	-	133
Deemed preferred stock dividend	-	-	(133)	-	-	(133)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net income loss	-	-	-	(3,402)	(13)	(3,415)
Balance, March 31, 2024 (unaudited)	11,165,007	$11	$244,085	$(248,417)	$13	$(4,308)

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	Three Months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,800)	$(3,415)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	21	78
Non-cash lease expense	41	77
Impairment of long-term assets	-	253
Gain on settlement and extinguishment of accounts payable	199	-
Equity based compensation	2,074	1,061
Changes in operating assets and liabilities:
Accounts receivable	-	10
Lease receivables	17	25
Prepaid expenses and other	(70)	(13)
Employee advances	-	5
Customer deposits	-	(16)
Accounts payable and accrued expenses	(555)	705
Operating lease liabilities	(42)	(84)
Net cash used in operating activities	(1,115)	(1,314)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of related party note payable	-	500
Proceeds from sale of common stock and warrants, net of issuance costs	818	1,040
Proceeds from sale of common stock under at-the-market offerings, net of issuance costs	3,882	-
Net cash provided by financing activities	4,700	1,540

Net increase in cash and cash equivalents	3,585	226

Cash, beginning of the period	142	190
Cash, end of the period	$3,727	$416

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of debt	$189	-
Dividend payable on preferred stock charged to additional paid in capital	$2	$2
Series C convertible preferred stock deemed dividend	$-	$133

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Business and organization

BioSig Technologies, Inc. is a medical device technology company with an advanced digital signal processing technology platform, the PURE EP™ Platform (“PURE EP™”), that delivers insights to electrophysiologists for ablation treatments of cardiovascular arrhythmias.

BioSig Technologies, Inc. was initially incorporated on February 24, 2009 under the laws of the State of Nevada and subsequently re-incorporated in the state of Delaware in 2011. The Company is principally devoted to improving the standard care in electrophysiology with our PURE EP™ System’s enhanced signal acquisition, digital signal processing, and analysis during ablation of cardiac arrhythmias. The Company has generated minimal revenue to date and consequently its operations are subject to all risks inherent in business enterprises in early commercialization stage.

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of March 31, 2025 and December 31, 2024, the Company had a majority interest in ViralClear of 69.08%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. At March 31, 2025 and December 31, 2024, the Company had a majority interest in BioSig AI of 84.5%.

The Company continues to evaluate opportunities for the two subsidiaries.

On March 6, 2025, the Company submitted supporting documents to the Listing Council evidencing compliance with the Equity Rule, in response to the October 18, 2024, notification to evidence compliance with Nasdaq Listing Rule 5550(b),  namely either the $35 million in market value of listed securities requirement or the alternative requirement of $2.5 million in stockholders’ equity (the “Equity Rule”) for continued listing on the Nasdaq. And on March 24, 2025, the Company was notified by the Office of General Counsel of Nasdaq that the Company had successfully met the qualifications to regain full compliance for continued listing on the Nasdaq Capital Market.

On April 11, 2025, the Company received a letter from the staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 27, 2025, through April 10, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until October 8, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock was required to maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. Since then, the staff of Nasdaq has determined that for the last 10 consecutive business days, from April 30, 2025 to May 13, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and this matter is now closed.

The unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc., and its majority owned subsidiaries, ViralClear and BioSig AI.

The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements.

Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 filed with the Company’s Form 10-K with the Securities and Exchange Commission on April 15, 2025.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of March 31, 2025, the Company had cash of $3.7 million and working capital surplus of $2.31 million. During the three months ended March 31, 2025, the Company used net cash in operating activities of $1.1 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Principals of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear Pharmaceuticals, Inc., and wholly owned subsidiary, BioSig AI Sciences, Inc. herein collectively referred to as the “Company” or “BioSig”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Performance obligations are the units of accounting for revenue recognition and generally represent the distinct goods or services that are promised to the customer. If the Company determines that it has not satisfied a performance obligation, it will defer recognition of the revenue until the performance obligation is deemed to be satisfied. Once the PURE EP™ Platform is delivered, installed, and accepted by the customer, our performance obligation is recognized. Support, maintenance, and software upgrades are performance obligations over a defined period and are recognized ratably over the contractual service period. Customers typically purchase these services with the initial sale of the PURE EP™ Platform and do not have the right to terminate their contracts unless we fail to perform material obligations.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

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

The Company had one customer which accounts for 100% of our revenue in the three months ended March 31, 2024.

At March 31, 2025 and December 31, 2024, the Company had three customers representing 43.6%, 39.9% and 12% of the outstanding accounts receivable.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

Allowance for Credit losses

The Company adjusts accounts receivable down to net realizable value with its allowance methodology. In determining the allowance for credit losses for estimated losses, aged receivables are analyzed periodically by management. Each identified receivable is reviewed based upon historical collection experience, financial condition of the customer and the status of any open or unresolved issues with the customer preventing the payment thereof. Corrective action, if necessary, is taken by the Company to resolve open issues related to unpaid receivables. The allowance for credit losses was $0 at March 31, 2025 and December 31, 2024. The Company believes that its reserve is adequate, however results may differ in future periods. For the three months ended March 31, 2025 and 2024, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash and temporary cash investments with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. At March 31, 2025 and December 31, 2024, deposits in excess of FDIC limits were $3.48 million and nil, respectively.

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

MARCH 31, 2025 (unaudited)

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

Impairment of Long-lived Assets

The Company recognizes an impairment of long-lived assets used in operations, other than goodwill, when events or circumstances indicate that the asset might be impaired and the estimated undiscounted cash flows to be generated by those assets over their remaining lives are less than the carrying amount of those items. The net carrying value of assets not recoverable is reduced to fair value, which is typically calculated using the discounted cash flow method. See Note 4 – Property and Equipment for further details related to impairment.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expenses as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

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

The computation of basic and diluted loss per share as of March 31, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31, 2025	March 31, 2024
Series C convertible preferred stock	564,234	376,170
Options to purchase common stock	2,486,000	543,479
Warrants to purchase common stock	5,577,260	2,878,734
Restricted stock units to acquire common stock	1,160,830	605,000
Totals	9,788,324	4,403,383

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

Patents, Net

The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized costs are amortized to expense using the straight-line method over the lesser of the legal patent term or the estimated life of the product of 20 years. During the three months ended March 31, 2025 and 2024, the Company recorded amortization of $4,752 to current period operations.

Segment Information

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis. The Company views its operations and manages its business in one operating segment. See Note 12 – Segment Reporting for more details.

Non-controlling Interest

The Company’s non-controlling interest represents the non-controlling shareholders ownership interests related to the Company’s subsidiaries, ViralClear and BioSig AI. The Company reports its non-controlling interest in subsidiaries as a separate component of equity in the unaudited condensed consolidated balance sheets and reports both net loss attributable to the non-controlling interest and net loss attributable to the Company’s common stockholders on the face of the unaudited condensed consolidated statements of operations. The Company’s equity interest in ViralClear and BioSig AI is 69.08% and 84.48%; and the non-controlling stockholders’ interest is 30.92% and 15.52%, respectively as of March 31, 2025 and December 31, 2024. This is reflected in the consolidated statements of changes in equity.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31, 2025 (000’s)	December 31, 2024 (000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Testing/Demo equipment	312	312
Leasehold improvements	84	84
Total	1,036	1,036
Less accumulated depreciation	(968)	(951)
Property and equipment, net	$68	$85

As of March 31, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. During the three months ended March 31, 2024, the Company re-assessed it carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $0 and $253,411 impairment charge to current operations during the three months ended March 31, 2025 and 2024, respectively.

Depreciation expenses were $17,705 and $73,376 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 5 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of March 31, 2025 and December 31, 2024, the Company had one lease outstanding with payments of $15,130 per month, expiring on July 31, 2025.

Right to use assets is summarized below:

	March 31, 2025 (000’s)	December 31, 2024 (000’s)
Right to use asset	$502	$502
Less accumulated amortization	(447)	(406)
Right to use assets, net	$55	$96

During the three months ended March 31, 2025 and 2024, the Company recorded $49,035 and $91,889 as lease expense to current period operations, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

Lease liability is summarized below:

	March 31, 2025 (000’s)	December 31, 2024 (000’s)
Total lease liability	$60	$102
Less: short term portion	(60)	(102)
Long term portion	$-	$-

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2025	61
Total	61
Less: Present value discount	(1)
Lease liability	$60

NOTE 6 – LEASE RECEIVABLES

In 2022, the Company entered into two leases for our PURE EP™ Platform at a rate of $4,333 per month each. The term of the leases is for 30 months with an option provided to extend for an additional one year. The leases also have an option to purchase at the end of the lease at the fair market value.

The Company determined the leases meet the criteria of a sales-type lease whereby the present value of the future expected revenue (less the present value of the estimated unguaranteed residual value), cost of sales and profit and loss are recognized at the lease inception. The discount rate utilized was the contract explicit rate of 2% per annum.

A reconciliation of lease receivables with customers for the three months ended March 31, 2025 and 2024 are presented below:

Three months ended March 31, 2025:

	Balance at December 31, 2024 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at March 31, 2025 (000’s)
Contract asset	$17	$(17)	$-	$-	$-	$-
Less current portion	(13)	13	-	-	-	-
Noncurrent portion	$4	$(4)	$-	-	$-	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

Three months ended March 31, 2024:

	Balance at December 31, 2023 (000’s)	Recognized in Revenue (000’s)	Invoiced to Customer (000’s)	Interest Earned (000’s)	Unguaranteed Residual Assets (000’s)	Balance at March 31, 2024 (000’s)
Contract asset	$120	$-	$(30)	$-	$4	$94
Less current portion	(103)	-	(15)	-	(2)	(90)
Noncurrent portion	$17	$-	$(15)	-	$2	$4

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at March 31, 2025 and December 31, 2024 consist of the following:

	March 31, 2025 (000’s)	December 31, 2024 (000’s)
Accrued accounting and legal	$218	$391
Accrued reimbursements and travel	-	7
Accrued consulting	105	171
Accrued research and development expenses	158	351
Accrued marketing	10	13
Accrued office and other	333	439
Accrued settlement expenses	494	494
Accrued payroll	189	186
	$1,507	$2,052

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 8 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2025 and December 31, 2024, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of March 31, 2025 and December 31, 2024, there were no issued or outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

Series C Preferred Stock issued and outstanding totaled 105 as of March 31, 2025, and December 31, 2024. As of March 31, 2025, and December 31, 2024, the Company has accrued $112,373 and $110,042 dividends payable on the Series C Preferred Stock.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of March 31, 2025 and December 31, 2024, the Company had 24,248,315 and 17,239,096 issued and outstanding, respectively.

On January 31, 2024, the Company filed a Reverse Stock Split Amendment with the Secretary of State of the State of Delaware, effective February 2, 2024. Pursuant to the Reverse Stock Split Amendment, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All authorized, issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these unaudited condensed consolidated financial statements, on a retroactive basis, to reflect the reverse stock split for all periods presented. Authorized common and preferred stock was not adjusted because of the reverse stock split.

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

During the three months ended March 31, 2025, the Company issued an aggregate of 1,438,542 shares of common stock for services at a fair value of $1,962,741.

During the three months ended March 31, 2025, the Company issued an aggregate of 48,996 shares of common stock in exchange for 68,470 warrants cashless exercised.

During the three months ended March 31, 2025, the Company issued an aggregate of 225,001 shares of common stock for vested restricted stock units.

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

During the three months ended March 31, 2025, the Company sold an aggregate of 4,403,166 shares through the Company’s at the market offering agreement for gross proceeds of $4,019,063, or $3,882,420 net of fees of $136,643.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 9 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2023 Long-Term Incentive Plan

At March 31, 2025, there were 4,251,595 shares available under the 2023 Long-Term Incentive Plan.

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

The following table presents information related to stock options at March 31, 2025:

Options Outstanding			Options Exercisable
		Weighted
		Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	2,465,000	9.4	1,465,000
10.00-19.99	15,000	8.1	15,000
20.00-49.99	3,000	4.0	3,000
50.00-69.99	3,000	4.8	3,000
	2,486,000	9.4	1,486,000

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,515,200	$0.96	9.6	$-
Issued	-	-
Forfeited/expired	(29,200)	$17.34
Outstanding at March 31, 2025	2,486,000	$0.77	9.4	$367,440
Exercisable at March 31, 2025	1,486,000	$0.99	9.4	$214,340

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $0.60 as of March 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three months ended March 31, 2025 and 2024 of $39,682 and $(2,682), respectively, was charged to current period operations. Unrecognized compensation expense of $384,444 at March 31, 2025 which the Company expects to recognize over a weighted average period of 1.46 years.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at March 31, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.3000	271,881	November 2028
0.9547	758,514	September 2028
1.7800	1,570,683	May 2029
2.3875	109,948	May 2029
3.3640	130,363	July 2029
3.5730	1,399,386	May 2025 – November 2028
4.0660	25,000	November 2032
4.4550	113,005	June 2028
4.4660	48,980	November 2028
4.6626	64,982	April 2029
4.9252	56,307	March 2029
4.9290	76,997	March 2029
5.1358	116,045	July 2028
7.1810	95,761	July 2028
7.5020	9,846	July 2028
7.9630	88,324	August 2028
9.0000	21,709	June 2027
9.5960	84,390	January 2029
10.0992	19,118	August 2028
10.2600	51,705	September 2028
10.4678	84,296	September 2028
11.3000	40,417	October 2028
13.2800	96,198	November 2028
14.0000	174,013	September 2025
48.0000	12,500	July 2026
61.6000	56,892	November 2027
	5,577,260

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

During the three months ended March 31, 2025, the Company issued warrants to purchase an aggregate of 758,514 shares of its common stock to investors at an exercise price of $0.9547 per share.

During the three months ended March 31, 2025, the Company issued 48,996 shares of its common stock upon cashless exercise of warrants to purchase an aggregate of 68,470 shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for three months ended March 31, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	4,899,716	$4.88	3.5	$405,018
Issued	758,514	0.95	3.4	-
Forfeited/expired	(12,500)	48.00
Exercised	(68,470)	0.30	-	-
Outstanding at March 31, 2025	5,577,260	$4.31	3.3	$81,836

Vested and expected to vest at March 31, 2025	5,577,260	$4.31	3.3	$81,836
Exercisable at March 31, 2025	4,818,746	$4.84	3.2	$81,836

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $0.60 as of March 31, 2025, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the three months ended March 31, 2025:

Restricted shares issued as of January 1, 2025	1,385,839
Granted	1,573,542
Vested and issued	(1,798,551)
Forfeited	-
Total	1,160,830
Comprised of:
Vested restricted shares as of March 31, 2025	-
Unvested restricted shares as of March 31, 2025	1,160,830

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

During the three months ended March 31, 2025, the Company granted an aggregate of 1,438,542 restricted stock units for shares of its commons stock to various key consultants and employees for services rendered valued at $1,962,741 that’s fully vested on the date of issuance.

During the three months ended March 31, 2025, the Company issued an aggregate of 135,000 restricted stock units for shares of its common stock for the settlement and extinguishment of accounts payable at a fair value of $188,865.

Stock based compensation expense related to restricted stock grants was $2,236,464 and $(80,047) for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the stock-based compensation relating to restricted stock of $474,276 remains unamortized.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

Warrants (ViralClear)

A summary of the warrant activity for three months ended March 31, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2025	480,347	$5.07	2.9
Forfeited/expired	-
Outstanding at March 31, 2025	480,347	$5.07	2.6
Exercisable at March 31, 2025	480,347	$5.07	2.6

The following table presents information related to warrants (ViralClear) at March 31, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027
10.00	6,575	May 2025
	480,347

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the three months ended March 31, 2025:

Restricted shares outstanding at January 1, 2025:	678,679
Forfeited	-
Total restricted shares outstanding at March 31, 2025:	678,679

Comprised of:
Vested restricted shares as of March 31, 2025	678,679
Unvested restricted shares as of March 31, 2025	-
Total	678,679

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at March 31, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

NOTE 10 – NON-CONTROLLING INTEREST

As of March 31, 2025 and December 31, 2024, the Company had a majority interest in ViralClear of 69.08% and a majority interest in BioSig AI of 84.5%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2025 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net Income (loss)	$(0)	$75	$75
Average Non-Controlling interest percentage of losses	31%	16%	16%
Net income (loss) attributable to non-controlling interest	$(0)	$12	$12

Net loss attributable to the non-controlling interest for the three months ended March 31, 2024 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Net loss	$(41)	$(3)	$(44)
Average Non-Controlling interest percentage of profit/losses	31%	(0)%	30%
Net loss attributable to non-controlling interest	$(13)	$(0)	$(13)

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2025 (000’s):

	ViralClear Pharmaceuticals, Inc. (000’s)	BioSig AI Sciences, Inc. (000’s)	Total (000’s)
Balance, January 1, 2025	$(171)	$188	$17
Net income (loss) attributable to non-controlling interest	(0)	12	12
Balance, March 31, 2025	$(171)	$200	$29

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating leases

See Note 5 for operating lease discussion.

2017 Know-How License Agreement with Mayo Foundation

On March 15, 2017, the Company entered into an exclusive license agreement with Mayo Foundation for Medical Education and Research, covering specific know-how and patent applications in signal processing and electrophysiology. The agreement has a ten-year term. The Company is obligated to pay royalties of 1% or 2% on net sales of licensed products. As of March 31, 2025 and December 31, 2024, accounts payable under this agreement was $4.

EP Software License Agreement (2019)

On November 20, 2019, the Company entered into an exclusive worldwide license agreement with Mayo for electrophysiology software and related patent rights. The agreement includes earned royalty payments and milestone payments up to $625,000. It expires upon the later of the patent rights’ expiration or the 10th anniversary of the first commercial sale. As of March 31, 2025 and December 31, 2024, accounts payable under this agreement was $0.

Tools License Agreement (2019)

Also on November 20, 2019, the Company entered into an amended and restated license agreement with Mayo for electrophysiology systems. The Company paid an upfront fee of $100,000 and agreed to milestone payments up to $550,000. In June 2021, a $75,000 milestone payment was made upon the issuance of patent rights. As of March 31, 2025 and December 31, 2024, accounts payable under this agreement was $0.

ViralClear License Agreement (2019)

On November 20, 2019, the Company’s majority-owned subsidiary, ViralClear, entered into an exclusive license agreement with Mayo for technologies related to stimulation and electroporation for various medical treatments. The agreement includes earned royalty payments and milestone payments up to $700,000. In June 2021, a $75,000 milestone payment was made upon the issuance of patent rights. As of March 31, 2025 and December 31, 2024, accounts payable under this agreement was $0.

Trek Therapeutics Agreement

ViralClear agreed to pay Trek Therapeutics, PBC, 10% of any consideration received from sublicensing, sale, transfer, or similar transactions. Additionally, ViralClear received rights from Trek involving certain formulas and compounds, with milestone payments of $10 million and $5 million upon marketing authorization in the first and second countries, respectively, and 6% royalty payments. As of March 31, 2025 and December 31, 2024, accounts payable under this agreement was $0.

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

As consideration for the Investor’s irrevocable commitment (subject to the conditions set forth in the Subscription Agreement) to purchase the Company’s Common Stock up to the Commitment Amount, the Company issued 108,542 shares of Common Stock (the “Commitment Shares”) to the Investor with a grant date fair value of $100,000. The Company had previously advanced to the Investor $10,000 to cover certain expenses related to the Subscription Agreement.

The Investor’s obligation to purchase the Company’s shares of Common Stock pursuant to the Subscription Agreement is subject to a number of conditions, including that the Company file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), registering the issuance and sale of the Commitment Shares and the Advance Shares to be issued and sold pursuant to an Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement be declared effective by the SEC. The Company has not filed a registration statement on a Form S-1 or Form S-3 as of March 31, 2025.

Litigation

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from alleged unlawful actions taken by the Company and its board of directors. The claimant contends that he and others have sustained losses totaling approximately $1,440,000. On March 22, 2024, September 3, 2024, September 27, 2024 and December 6, 2024, the claimant sent additional letters to the Company referencing the previous letters and requesting several documents. On September 19, 2024, the Company sent the claimant a cease and desist and litigation hold notice which threatened legal action against the claimant if the conduct continued. On March 24, 2025, the Company entered into a settlement agreement with the claimant and accrued $493,800 as of March 31, 2025 and December 31, 2024.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 12 – SEGMENT REPORTING

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

Information concerning the operations of the Company’s reportable segments is as follows:

	For The Three Months Ended
	March 31,
	2025	2024
	(000’s)	(000’s)

Revenues	$-	$14
Less Segment expenses:
Research and development	6	296
Research and development - stock-based compensation expenses	-	(58)
General and administrative	883	1,763
General and administrative - stock-based compensation expenses	2,074	1,119
Impairment of long term assets	-	253
Depreciation and amortization	21	78
Total operating and segment expense	2,984	3,451
Plus:
Interest income (expense)	-	(3)
Gain on settlement and extinguishment of debt	199	-
Other income (expense)	(15)	25
Total other income (expense)	184	22
Segment Net Loss	$(2,800)	$(3,415)
Non-controlling interest	(12)	13
Net loss attributable to BioSig Technologies, Inc.	$(2,812)	$(3,402)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 (unaudited)

NOTE 13 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of March 31, 2025 and December 31, 2024, was nil and $18,500, respectively.

In January 2025 the Company issued 25,000 shares of its common stock to Mr. Groenewald, the Interim Chief Financial Officer, with an aggregate grant date fair value of $35,000.

In March 2025 the Company issued 212,500 shares of its common stock to Mr. Amato, the Chief Executive Officer, for vested restricted stock units.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed financial statements were issued. Other than as described in the notes above, the Company did not have any material subsequent events that impacted its unaudited condensed financial statements or disclosures.

Equity transactions

On April 1, 2025, the Company issued 4,167 shares of its common stock for vested restricted stock units.

On April 24, 2025, the Company issued 2,750,000 shares of its common stock to consultants for services rendered, valued at $1,963,800, of which 1,000,000 shares were issued to settle the $493,800 liability accrued as of March 31, 2025.

On April 24, 2025, the Company granted 426,725 shares of its common stock to employees, directors and key consultants under the Company’s 2023 Long Term Incentive Plan at a value of $358,449.

On April 24, 2025, the Company granted an option to purchase 250,000 shares of its common stock to a key consultant. The option is fully vested as of the date of grant and exercisable at $0.84 per share for a period of ten years.

On May 2, 2025, the Company issued 62,796 shares of its common stock upon cashless exercise of warrants to purchase 85,587 shares of common stock at an exercise price of $0.30 per share.

On May 2, 2025, the Company received and cancelled 158,096 and 114,303 shares of its common stock from the Company’s former CEO, Kenneth Londoner and his entity, Endicott Management Partners LLC, respectively. Pursuant to an agreement entered into on April 25, 2025.

On May 12, 2025, the Company granted 75,000 shares of its common stock in lieu of cash for services rendered to a key consultant under the Company’s 2023 Long Term Incentive Plan at a value of $163,500.

ViralClear

On May 2, 2025, ViralClear received and cancelled 93,750 shares of its common stock from the Company’s former CEO, Kenneth Londoner. Pursuant to an agreement entered into on April 25, 2025.

Letter of Intent with Streamex

On May 5, 2025, the Company entered into a Letter of Intent (“LOI”) proposing a merger transaction between the Company and Streamex Exchange Corporation (“Streamex”). The LOI summarizes the principal terms relating to a proposed merger or other business combination (the “Merger”), pursuant to which Streamex, a Vancouver, British Columbia, Canada corporation, will undertake a Merger with the Company, a Delaware corporation listed on The Nasdaq Stock Market (“Nasdaq”).

Immediately after the Merger, the current stockholders of Streamex would own approximately 19.9% of the outstanding Common Stock of the Company and a number of shares of Convertible Preferred Stock (“Preferred Stock”), the terms of which are such that after taking into account the conversion of the Preferred Stock, the former stockholders of Streamex would own approximately 75% of the outstanding common stock of the Company, with the Company’s current shareholders owning the remaining equity of the Company.

The consummation of the Merger is subject to completion of due diligence to all parties’ satisfaction, and the completion of definitive documentation to close these transactions that is mutually satisfactory to all parties, as well as any required regulatory or listing approval by the Securities and Exchange Commission and Nasdaq.

Notice of Deficiency

On April 11, 2025, the Company received a letter from the staff of Nasdaq (the “Staff”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between February 27, 2025, through April 10, 2025, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company would be provided with a compliance period of 180 calendar days, or until October 8, 2025 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock was required to maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. Since then, the staff of Nasdaq has determined that for the last 10 consecutive business days, from April 30, 2025 to May 13, 2025, the closing bid price of the Company’s common stock has been at $1.00 per share or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and this matter is now closed.

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

Business Overview

BioSig Technologies is a medical device technology company with an advanced digital signal processing technology platform, the PURE EP™ Platform (“PURE EP™”), that delivers insights to electrophysiologists for ablation treatments of cardiovascular arrhythmias.

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

By capturing critical cardiac signals—even the most complex—PURE EP™ is designed to enhance clinical decision-making and improve clinical workflow for all types of arrhythmias, even the most challenging procedures for cardiac arrhythmias, like ventricular tachycardia (VT) and atrial fibrillation (AF).

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

Our owned patent portfolio now includes 41 issued/allowed utility patents (29 utility patents where BioSig is at least one of the applicants). Thirty-one additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP™ System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (31 U.S. and foreign utility patent applications where either BioSig, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. Pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where BioSig is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 9 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 9 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

Three Months Ended March 31, 2025 Compared to Three Months March 31, 2024 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended March 31, 2024 was $14 and comprised of recognized service revenue.

We derive our revenue primarily from the sale of our medical device, PURE EP™ Platform, as well as related support and maintenance services and software upgrades in connection with the device.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2025 were $6, a decrease of $232, or 97.48%, from $238 for the three months ended March 31, 2024. The decrease is primarily due to decreases in payroll, Data/AI development and research and clinical studies and design work for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Research and development expenses were comprised of the following:

Three months ended:

	March 31, 2025	March 31, 2024
Salaries and equity compensation	$-	$173
Consulting expenses	1	-
Research and clinical studies and design work	-	40
Regulatory	-	2
Travel, supplies, other	5	23
Total	$6	$238

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2025 were $2,957, an increase of $75 or 2.60%, from $2,882 incurred in the three months ended March 31, 2024. This increase is primarily due to an increase in fees, related to the equity line of credit, and consulting fees incurred in the current period compared to the prior period.

Impairment of Long Term Assets. For the three months ended March 31, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. During the three months ended March 31, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2025 totaled $21, a decrease of $57, or 73.08%, over the expense of $78 incurred in the three months ended March 31, 2024, as a result aging of equipment.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2025 totaled $184, an increase in other income of $162, over the income of $22 incurred in the three months ended March 31, 2024, as a direct result of our gain on settlement and extinguishment of accounts payable negotiated by management during the current period.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2025 and 2024 totaled $2 and $135, respectively. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.5302 in during the three months ended March 31, 2024, therefore we recorded a noncash deemed preferred stock dividend of $133 in the prior period.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2025 was $2,814 compared to a net loss of $3,537 for the three months ended March 31, 2024.

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

The Summary Statement of Operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is detailed in Note 12 of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources and Going Concern ($000’s)

As of March 31, 2025, we had a working capital surplus of $2.31 million, comprised of cash of $3.7 million, accounts receivable of $109 and prepaid expenses and other current assets of $150, which was offset by $1,507 of accounts payable and accrued expenses, accrued dividends on preferred stock issuances of $112 and of current portion of lease liability of $60.

For the three months ended March 31, 2025, we used $1.11 million of cash in operating activities and $0 of cash in investing activities.

For the three months ended March 31, 2025, cash provided by financing activities totaled $4,700, comprised of proceeds from the sale of our common stock and warrants of $818 and proceeds from sale of common stock under the-at-the-marketing offering of $3,882.

We had an accumulated deficit as of March 31, 2025 of $258.16 million, as well as a net loss attributable to BioSig of $2.8 million and negative operating cash flows. We expect to continue incurring losses and negative cash flows from operations until our products (primarily PURE EP™ Platform) reach full commercial profitability.

These conditions raise substantial doubt about our ability to continue as a going concern and our ability to generate cash to meet our cash requirements for the following twelve months as of the date of this form 10-Q. Our ability to continue as a going concern is an issue raised due to our net losses and negative cash flows from operations since inception and our expectation is that these conditions will continue for the foreseeable future. In addition, we will require additional financing to fund future operations. Although we have commercial products available for sale, we have not generated significant revenues to date, and there is no assurance that we will be able to generate cash flow to fund operations. In addition, there can be no assurance that our research and development will be successfully completed or that any additional products will be approved or commercially viable. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, obtaining loans from various financial institutions or being awarded grants from government agencies, where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful. Additionally, with our reduction in staff, our planned commercialization may be further delayed.

Our plans include the continued commercialization of the PURE EP™ System and other applications of our core technology and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. Our shift from a focus on technology development to commercialization has allowed us to reduce our annual expenses in a meaningful way. As a result of this transition, we have been able to achieve savings through reductions in executive and management compensation and a reduction of our utilization of external consultants and professional service providers. We believe these cost-saving measures combined with our expectations of positive trends in commercial activity create the potential for us to achieve a lower cash flow breakeven rate. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital and on the market price of our common stock, and we may not be able to successfully raise capital through the sale of our securities.

Our Series C Preferred Stock contains triggering events which would, among other things, require redemption (i) in cash, at the greater of (a) 120% of the stated value of $1 or (b) the product of (I) the variable weighted average price of our common stock on the trading day immediately preceding the date of the triggering event and (II) the stated value divided by the then conversion price or (ii) in shares of our common stock, equal to a number of shares equal to the amount set forth in (i) above divided by 75%. As of March 31, 2025, the aggregate stated value of our Series C Preferred Stock was $105. The triggering events include our being subject to a judgment of greater than $100 or our initiation of bankruptcy proceedings. If any of the triggering events contained in our Series C Preferred Stock occur, the holders of our Series C Preferred Stock may demand redemption, an obligation we may not have the ability to meet at the time of such demand. We will be required to pay interest on any amounts remaining unpaid after the required redemption of our Series C Preferred Stock, at a rate equal to the lesser of 18% per annum or the maximum rate permitted by applicable law.

We expect to incur losses from operations for the near future. We expect to incur additional marketing and commercialization expenses related to our PURE EP™ system in addition to additional research and development costs relating to the PURE EP™ and other product candidates, including expenses related to clinical trials. We expect that our general and administrative expenses will increase in the future as we expand our business development, add infrastructure and incur additional costs related to being a public company, including incremental audit fees, investor relations programs and increased professional services.

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

ATM Sales Agreement

For the three months ended March 31, 2025, the Company has sold 4,403,166 At The Market Offering Shares at an average offering price of $0.91 per share for aggregate gross proceeds of $4,019,063 or $3,882,420 net of fees of $136,643.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our unaudited condensed consolidated financial statements that require estimation but are not deemed critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgments, see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1. Financial Statements” of this report.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of March 31, 2025, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, and (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management intends to implement remediation plans in 2025.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from alleged unlawful actions taken by the Company and its board of directors. The claimant contends that he and others have sustained losses totaling approximately $1,440,000. On March 22, 2024, September 3, 2024, September 27, 2024 and December 6, 2024, the claimant sent additional letters to the Company referencing the previous letters and requesting several documents. On September 19, 2024, the Company sent the claimant a cease and desist and litigation hold notice which threatened legal action against the claimant if the conduct continued. On March 24, 2025, the Company entered into a settlement agreement with the claimant and accrued $493,800 as of March 31, 2025 and December 31, 2024.

ITEM 1A. RISK FACTORS

 In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on April 15, 2025, or the Annual Report, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On January 1, 2025, the Company issued 4,167 shares of its common stock for vested restricted stock units to an employee for a fair value of $8,292, pursuant to a restricted stock award dated May 1, 2024.

On January 1, 2025, the Company issued an aggregate of 1,300,000 shares of its common stock to consultants for services rendered with a fair value of $1,820,000, pursuant to consulting agreements dated January 1, 2025.

On January 13, 2025, the Company issued an aggregate of 35,000 shares of its common stock to consultants with a fair value of $49,000, for the extinguishment of outstanding debt for services rendered.

On February 1, 2025, the Company issued 4,167 shares of its common stock for vested restricted stock units to an employee for a fair value of $8,292, pursuant to a restricted stock award dated May 1, 2024.

On February 25, 2025, the Company issued an aggregate of 5,000 shares of its common stock to a consultant for services rendered with a fair value of $5,400, in lieu of $6,250 previously due in 2023.

On February 28, 2025, the Company issued 108,542 shares of common stock for Commitment Shares under the Subscription Agreement with a fair value of $100,000.

On March 1, 2025, the Company issued 4,167 shares of its common stock for vested restricted stock units to an employee for a fair value of $8,292, pursuant to a restricted stock award dated May 1, 2024.

On March 11, 2025, the Company issued 212,500 shares of its common stock for vested restricted stock units to the Company’s CEO, Anthony Amato for a fair value of $95,179, pursuant to a restricted stock award dated September 11, 2024.

The issuances of the shares of common stock as described above were not registered under the Securities Act, or the securities laws of any state, and the shares of the common stock were issued in reliance on the exemption from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2025)
10.1	Equity Subscription Agreement, dated February 28, 2025, between the Company and Lind Global Fund III, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2025)
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 5, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: May 19, 2025	By:	/s/ Anthony Amato
Anthony Amato
Chief Executive Officer (Principal Executive Officer)

Date: May 19, 2025	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Acting Chief Financial Officer (Principal Accounting Officer)

