Form 10-Q
period 2025-06-30
BioSig Technologies, Inc.
filed 2025-08-15
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38659

BIOSIG TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12424 Wilshire Blvd., Suite 745 Los Angeles, CA	90025
(Address of principal executive office)	(Zip Code)

(203) 409-5444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BSGM	The NASDAQ Capital Market

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

As of August 14, 2025, there were 31,418,795 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$2,820	$142
Accounts receivable, net	-	109
Sales tax receivable	18	-
Due from related party	11	-
Net investment in leases, short term	-	13
Prepaid expenses and vendor deposits	152	80
Total current assets	3,001	344
Non-current assets:
Property and equipment, net	53	85
Right-to-use assets, net	14	96
Net investment in leases, long term	-	4
Other assets	44	44
Intangible assets, net	47,917	269
Goodwill	58,692	-
Total non-current assets	106,720	498
Total assets	$109,721	$842

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $466 and $19 to related parties as of June 30, 2025 and December 31, 2024, respectively	$7,572	$2,052
Derivative liability	105,498	-
Dividends payable	115	110
Lease liability, short term	15	102
Total current liabilities	113,200	2,264

Total liabilities	113,200	2,264

Commitments and contingencies (Note 12)

Mezzanine Equity
Redeemable Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; (liquidation preference of $105; cumulative dividends payable of $115 and $110 as of June 30, 2025 and December 31, 2024, respectively)	105	105

Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock.	-	-
Common stock, $0.001 par value, authorized 200,000,000 shares, 30,793,135 and 17,239,096 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	31	17
Additional paid-in-capital	273,343	253,784
Accumulated other comprehensive income	1,538	-
Accumulated deficit	(278,529)	(255,345)
Total stockholders’ deficit attributable to BioSig Technologies, Inc.	(3,617)	(1,544)
Non-controlling interest	33	17
Total stockholders’ deficit	(3,584)	(1,527)
Total liabilities, mezzanine equity and stockholders’ deficit	$109,721	$842

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$-	$13	$-	$27

Operating expenses:
Research and development	19	342	25	580
General and administrative	19,792	4,914	22,748	7,796
Impairment of long term assets	-	-	-	253
Depreciation and amortization	554	49	577	127
Total operating expenses	20,365	5,305	23,350	8,756

Loss from operations	(20,365)	(5,292)	(23,350)	(8,729)

Other income (expense):
Interest income, net	13	(5)	13	(8)
Gain (loss) on settlement and forgiveness of debt	(3)	1,388	196	1,388
Other income (expense), net:	(13)	(2)	(28)	23
Total other income (expense), net	(3)	1,381	181	1,403

Loss before income taxes	(20,368)	(3,911)	(23,169)	(7,326)

Income taxes (benefit)	-	-	-	-

Net loss	(20,368)	(3,911)	(23,169)	(7,326)
Non-controlling interest	(4)	(4)	(16)	9
Net loss attributable to BioSig Technologies, Inc.	(20,372)	(3,915)	(23,185)	(7,317)

Preferred stock dividend	(2)	(3)	(5)	(5)
Preferred stock deemed dividend	-	-	-	(133)
Net loss attributed to BioSig Technologies, Inc. Common Shareholders	(20,374)	(3,918)	(23,190)	(7,455)
Net loss per common share, basic and diluted	$(0.74)	$(0.30)	$(0.95)	$(0.65)
Weighted average number of common shares outstanding, basic and diluted	27,706,780	12,916,272	24,286,234	11,386,266

Comprehensive Income (Loss):
Net loss	$(20,368)	$(3,911)	$(23,169)	$(7,326)
Other comprehensive income:
Foreign currency translation adjustments	1,538	-	1,538	-
Total comprehensive loss	(18,830)	(3,911)	(21,631)	(7,326)
Comprehensive (loss) income attributable to non-controlling interest	(4)	(4)	(16)	9
Comprehensive (loss) income attributable to BioSig Technologies, Inc.	$(18,834)	$(3,915)	$(21,647)	$(7,317)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(In Thousands, Except Par Value and Share Amounts)

(Unaudited)

	Common stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$-	$17	$(1,527)
Common stock issued for services	1,438,542	2	1,960	-	-	-	1,962
Exercise of warrants	48,996	*	*	-	-	-	-
Stock based compensation	225,001	*	112	-	-	-	112
Sale of common stock under at-the- market offering, net of transaction costs	4,403,166	4	3,878	-	-	-	3,882
Sale of common stock and warrants	758,514	1	817	-	-	-	818
Common stock issued to settle accounts payable	135,000	*	189	-	-	-	189
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Net loss	-	-	-	(2,812)	-	12	(2,800)
Balance, March 31, 2025 (unaudited)	24,248,315	$24	$260,738	$(258,157)	$-	$29	$2,634
Common stock issued for services	3,758,380	4	5,278	-	-	-	5,282
Exercise of warrants	818,827	1	(1)	-	-	-	-
Common stock cancelled	(272,399)	*	-	-	-	-	-
Stock based compensation	2,240,012	2	7,330	-	-	-	7,332
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive income	-	-	-	-	1,538	-	1,538
Net loss	-	-	-	(20,372)	-	4	(20,368)
Balance, June 30, 2025 (unaudited)	30,793,135	$31	$273,343	$(278,529)	$1,538	$33	$(3,584)

	Common stock		Additional Paid in	Accumulated	Non- controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)
Common stock issued for services	1,862,744	2	1,249	-	-	1,251
Sale of common stock and warrants	260,720	*	1,040	-	-	1,040
Stock based compensation	1,500	*	(190)	-	-	(190)
Accretion of deemed preferred stock dividend	-	-	133	-	-	133
Deemed preferred stock dividend	-	-	(133)	-	-	(133)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(3,402)	(13)	(3,415)
Balance, March 31, 2024 (unaudited)	11,165,007	$11	$244,085	$(248,417)	$13	$(4,308)
Common stock issued for services	278,000	*	420	-	-	420
Sale of common stock and warrants, net transactional costs	434,782	1	635	-	-	636
Common stock issued in exchange for principal and accrued interest on a note payable	348,624	*	509	-	-	509
Sale of common stock and warrants, net transactional costs	1,570,683	2	2,532	-	-	2,534
Stock issued as forgiveness of accounts payable	75,000	*	122	-	-	122
Stock based compensation	1,238,750	1	4,011	-	-	4,012
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(3,915)	4	(3,911)
Balance, June 30, 2024 (unaudited)	15,110,846	$15	$252,311	$(252,332)	$17	$11

*	- less than $1

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

(unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,169)	$(7,326)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	577	127
Gain on settlement of debt	(196)	(1,388)
Non-cash lease expense	82	155
Common stock issued for services rendered	7,244	-
Stock based compensation	7,444	5,493
Allowance for credit losses on accounts receivable	109	-
Impairment of long-term assets	-	253
Changes in operating assets and liabilities:
Accounts receivable	-	(30)
Lease receivables	-	51
Sales tax receivable	(3)	-
Employee advances	-	5
Unbilled revenue	13	-
Prepaid expenses	(45)	42
Customer deposits	-	(7)
Accounts payable and accrued expenses	5,638	-
Operating lease liabilities	(87)	(170)
Net cash used in operating activities	(2,393)	(2,795)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition, net of cash acquired	366	-
Net cash provided by investing activity	366	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock under at-the- market offering, net of transaction costs	3,882	-
Sale of common stock and warrants	818	-
Proceeds from issuance of related party note payable	-	500
Proceeds from sale of common stock and warrants, net of issuance costs	-	4,209
Net cash provided by financing activities	4,700	4,709
Effect of exchange rate changes on cash and cash equivalents	5
Net increase in cash and cash equivalents	2,678	1,914
Cash, beginning of the period	142	190
Cash, end of the period	$2,820	$2,104

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non cash investing and financing activities:
Recognition of derivative liability as part of business combination (non-cash)	$105,498	$-
Recognition of assets acquired as part of business combination (non-cash)	$105,394	$-
Recognition of liabilities assumed as part of business combination (non-cash)	$262	$-
Common stock issued in settlement of accounts payable	$189	$122
Dividend payable on preferred stock charged to additional paid-in-capital	$5	$5
Series C convertible preferred stock deemed dividend	$-	$133
Common stock issued for conversion of note payable and accrued interest	$-	$509

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

(unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

On May 28, 2025, the Company completed the acquisition of Streamex Exchange Corporation (the “Acquisition”), pursuant to the Share Purchase Agreement dated as of May 23, 2025 (the “Merger Agreement”) and amended on May 27, 2025 under the First Amendment to Share Purchase Agreement (the “Amendment”) by and among the Company, BioSig Technologies, Inc., a Delaware corporation, BST Sub ULC, an unlimited liability company organized under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“ExchangeCo”), 1540875 B.C. Ltd., a company organized under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“Callco”), each shareholder of Streamex (each, a “Shareholder” and, collectively, the “Shareholders”), and 1540873 B.C. Ltd., a company organized under the laws of the Province of British Columbia, as trustee (the “Trustee”) of the trust formed pursuant to the exchange rights agreement to be entered into between the Company, ExchangeCo, CallCo, and the Trustee (the “Exchange Rights Agreement”), the board of directors of the Company and Streamex. Streamex is a software development company based in Vancouver, BC. The Company focuses on building advanced digital tools and platforms that facilitates commodity trading and finance.

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

In 2019 and 2020, ViralClear sold an aggregate of 1,965,240 shares of its common stock to investors for net proceeds of $15.6 million and issued an aggregate of 894,869 shares of its common stock in connection with acquiring assets and with know-how agreements. As of June 30, 2025 and December 31, 2024, the Company had a majority interest in ViralClear of 69.74%.

On July 2, 2020, the Company formed an additional subsidiary, NeuroClear Technologies, Inc., a Delaware corporation, which was renamed to BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. The subsidiary was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. As of June 30, 2025 and December 31, 2024, the Company had a majority interest in BioSig AI of 84.5%.

The Company continues to evaluate opportunities for the two subsidiaries ViralClear and BioSig AI.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of June 30, 2025, the Company had cash of $2.8 million and working capital deficit of $110 million. During the six months ended June 30, 2025, the Company used net cash in operating activities of $2.4 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

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

JUNE 30, 2025 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024, which are included with the Company’s Annual Report on Form 10-K filed with the United States Securities Exchange Commission (“SEC”) on April 15, 2025. Furthermore, the Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the years ended December 31, 2024 and 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC. Since the date of those audited consolidated financial statements, there have been no changes to the Company’s significant accounting policies, except as noted below.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements for the periods presented reflect all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the Company’s financial position, results of operations, and cash flows. The December 31, 2024, consolidated balance sheet was derived from audited financial statements, but does not include all U.S. GAAP disclosures. The unaudited condensed consolidated financial statements for the interim periods are not necessarily indicative of results for the full year.

Principals of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of BioSig Technologies, Inc. and its majority owned subsidiary, ViralClear, and wholly owned subsidiaries, BioSig AI, ExchangeCo, and Callco herein collectively referred to as the “Company” or “BioSig”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company determines its operating and reportable segments in accordance with ASC 280, Segment Reporting, based on the financial information regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation.

As of June 30, 2025, the CODM evaluates the Company’s financial performance and allocates resources on a consolidated basis. The Company manages its operations as one integrated business and does not prepare or review discrete financial information for individual business units or subsidiaries. Accordingly, the Company has concluded that it operates as a single reportable segment.

Management will continue to monitor the CODM’s review practices and internal reporting structure and will update its segment disclosures in future periods if and when discrete financial information is regularly reviewed at the segment level

Use of Estimates

The Company prepares its unaudited condensed consolidated financial statements in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Acquisition

The Company recognizes and measures identifiable tangible and intangible assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The operating results of the acquired business are included in our unaudited condensed consolidated financial statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Acquisition-related costs are expensed as incurred.

Intangible Assets

The Company intangible assets consist of trade name, developed technology, legal and compliance framework and patents. Trade name was recognized based on its distinct branding and expected contribution to future revenues. Developed technology was recognized for its proprietary protocols and systems enabling tokenization of real-world assets and its integration with decentralized finance platforms. Legal and compliance framework was recognized based on the cost to recreate the regulatory and legal infrastructure necessary for operations. The Company capitalizes certain initial asset costs in connection with patent applications including registration, documentation and other professional fees associated with the application. Patent costs incurred prior to the Company’s U.S. Food and Drug Administration (“FDA”) 510(k) application on March 28, 2018 were charged to research and development expense as incurred. Commencing upon first in-man trials on February 18 and 19, 2019, capitalized patent costs are amortized to expense over the lesser of the legal patent term or the estimated life of the product of 20 years. Trade name was assigned a useful life of 10 years, developed technology was assigned a useful life of 8 years and legal and compliance framework was assigned a useful life of 7 years. The amortization of the intangible asset is computed using the straight-line method.

The Company evaluates its definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such indicators may include adverse changes in market conditions, legal or regulatory developments, or underperformance relative to expectations. If indicators are present, the Company performs a recoverability test by comparing the asset’s carrying amount to the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount is not recoverable, an impairment loss is recognized for the excess of the carrying amount over the asset’s fair value.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

Goodwill

Goodwill represents the excess of the cost of an acquired business over the fair value assigned to its net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or when an event occurs, or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances that may trigger interim impairment reviews include, but not limited to, significant adverse changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors.

The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value of the reporting unit is greater than it’s carrying amount, an impairment test is unnecessary. If an impairment test is necessary, the Company will estimate the fair value of its related reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is determined to be impaired, and the Company will proceed with recording an impairment charge equal to the excess of the carrying value over the related fair value.

During the three and six months ended June 30, 2025, the Company recorded goodwill in connection with a business acquisition. In evaluating whether a triggering event occurred during the period, the Company performed a qualitative assessment consistent with the guidance in U.S. GAAP. This assessment considered the totality of events and circumstances, including the existence of substantial doubt to continue as a going concern, and concluded that it is not more likely than not (i.e., less than a 50% likelihood) that the fair value of the reporting unit is below its carrying amount. Based on this assessment, no impairment charges related to goodwill were recorded for the periods presented.

Derivative Liability

The Exchangeable Shares issued by ExchangeCo in connection with the Acquisition are classified as derivative liabilities under ASC 815 – Derivatives and Hedging. Although legally issued by a Canadian subsidiary, the Exchangeable Shares are exchangeable into BioSig common stock and include economic rights that are substantially similar to BioSig’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee).

The right to exchange Exchangeable Shares into BioSig common stock is not itself subject to shareholder approval. However, the exercise of certain rights—specifically, the ability to exchange into more than 19.99% of BioSig’s outstanding common stock (the “NASDAQ 19.99% limitation”) and the receipt of special voting rights—are contingent upon shareholder approval. As a result, until shareholder approval is obtained and the 19.99% limitation is lifted, the instrument contains exercise contingencies that preclude equity classification under ASC 815-40.

The NASDAQ 19.99% limitation is an exercise contingency that restricts the number of BioSig common shares that can be issued upon exchange prior to shareholder approval. In addition, the Exchange Ratio is subject to adjustment from 1.00 to 1.25 BioSig common shares for each Exchangeable Share if shareholder approval is not obtained within six months of issuance. These features, taken together, result in the instrument not qualifying for the ASC 815-10-15-74 scope exception and require classification as a level 3 liability under ASC 815-40.

Accordingly, the Exchangeable Shares are initially recognized as a derivative liability at fair value, measured at $105.5 million as of the acquisition date, and are remeasured at fair value through earnings each reporting period for as long as the exercise contingencies—including both the NASDAQ 19.99% limitation and shareholder approval—remain in place. As of June 30, 2025, these contingencies have not been resolved; therefore, the Exchangeable Shares continue to be classified as a liability.

Accordingly, the Exchangeable Shares are initially recognized as a derivative liability at fair value, measured at $105.5 million as of the acquisition date, and is remeasured at fair value through earnings each reporting period for as long as shareholder approval has not been obtained and the exercise contingency’s as noted above are still in place. As of June 30, 2025, shareholder approval has not been obtained.

Revenue and Accounts Receivable

The Company had one customer which accounts for 100% of our revenue in the three months ended June 30, 2024.

The Company had one customer which accounts for 96% of our revenue in the six months ended June 30, 2024.

As of June 30, 2025 and December 31, 2024, the Company had no customers and three customers representing 43.6%, 39.9% and 12% of the outstanding accounts receivable, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

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

The allowance for credit losses was $109 and $0 as of June 30, 2025 and December 31, 2024, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the six months ended June 30, 2025 and 2024, bad debt expense totaled $0.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. As of June 30, 2025 and December 31, 2024, deposits in excess of FDIC limits were $2.4 million and nil, respectively.

In addition, as of June 30, 2025, the Company held $0.2 million in cash deposits with a Canadian financial institution that are not insured by the FDIC.

Foreign Currency Translations and Transactions

The Company translates the financial statements of foreign subsidiaries whose functional currency is the local currency into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates for the reporting period.

Translation adjustments resulting from the conversion of foreign currency financial statements are recorded in “Accumulated Other Comprehensive Income”, a separate component of shareholders’ equity.

Foreign currency transactions denominated in a currency other than the functional currency are remeasured at the exchange rate in effect on the transaction date. Monetary assets and liabilities are remeasured at period-end exchange rates, and resulting gains or losses are recognized in “Other income (expense), net” in the unaudited condensed consolidated statement of operations.

The majority of the Company’s transactions are settled in U.S. dollars. The Company does not currently engage in foreign currency hedging activities.

Concentration of Assets

As of June 30, 2025, the Company’s consolidated assets totaled approximately $109.7 million, of which approximately 2.84% ($3.1 million) were located in the United States and 97.16% ($106.6 million) were located in Canada. The Canadian assets are held through ExchangeCo, a wholly owned subsidiary of the Company, and relate to the Company’s Streamex business. These assets consist primarily of goodwill and intangible assets ($106.3 million), cash ($210 thousand), amounts due from a related party ($11 thousand), and prepaid expenses ($59 thousand).

The Company evaluates geographic concentrations in accordance with ASC 275, Risks and Uncertainties, and considers potential exposure to economic, regulatory, and currency-related risks. While the Canadian-based assets represent a significant portion of consolidated assets, they are not currently subject to material operational, legal, or foreign exchange restrictions. Management believes that the Company is not exposed to heightened risk from geographic concentration, given the nature of the assets, the stability of the Canadian jurisdiction, and the strategic alignment of the Streamex business with the Company’s broader operations.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

For periods in which the Company reports net income and has outstanding convertible preferred stock, diluted earnings per share is calculated using the if-converted method, as required by ASC 260-10. This method assumes conversion of the preferred shares into common stock at the beginning of the period (or at issuance, if later), and includes the resulting common shares in the denominator of diluted EPS, while adjusting the numerator to exclude preferred dividends.

Diluted earnings per share, if presented, would include the dilution that would occur upon the exercise or conversion of all potentially dilutive securities into common stock using the “treasury stock” and/or “if converted” methods, as applicable. The two-class method would only be used if participating securities were present.

The computation of basic and diluted loss per share as of June 30, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	June 30,	June 30,
	2025	2024
Redeemable series C convertible preferred stock	344,763	532,425
Options to purchase common stock	2,736,000	118,700
Warrants to purchase common stock	3,564,982	4,951,068
Restricted stock units to acquire common stock	1,004,163	1,541,250
Exchangeable Shares	109,070,057	-
Totals	116,719,965	7,143,443

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

JUNE 30, 2025 (unaudited)

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

In March 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2025-02 “Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” (“ASU 2025-02”), which amends the Accounting Standards Codification to remove the text of SEC Staff Accounting Bulletin (“SAB”) 121 “Accounting for Obligations to Safeguard Crypto- Assets an Entity Holds for its Platform Users” as it has been rescinded by the issuance of SAB 122. ASU 2025-02 is effective immediately and is not expected to have an impact on the Company’s financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“VIE”), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future financial statements.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2025 and December 31, 2024 is summarized as follows:

	June 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Testing/Demo equipment	312	312
Leasehold improvements	84	84
Total	1,036	1,036
Less accumulated depreciation	(983)	(951)
Property and equipment, net	$53	$85

As of June 30, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. During the three and six months ended June 30, 2024, the Company re-assessed it carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded no impairment charges to current operations during the three and six months ended June 30, 2025. Impairment charges totaled $0 and $253 during the three and six months ended June 30, 2024.

Depreciation expenses were $14 and $44 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expenses were $32 and $117 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2024	-
Acquisition[1]	57,847
Impairment	-
Foreign currency translation adjustment	845
Goodwill as of June 30, 2025	$58,692

1)	Related to the acquisition of Streamex. See Note 13 for more details. Goodwill was initially measured in the functional currency of Streamex and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in foreign exchange rates are reflected in the cumulative translation adjustment within other comprehensive loss.

During the six months ended June 30, 2025, the Company evaluated the existence of any indicators of impairment in accordance with ASC 350, Intangibles—Goodwill and Other. While substantial doubt to continue as a going concern was considered as part of the qualitative analysis, it did not, in isolation or in combination with other factors, rise to the level of a triggering event requiring a quantitative impairment test. Based on the assessment, there was no goodwill impairment recognized in the period ended June 30, 2025.

Intangible Assets

Intangible assets consist of trade name, developed technology, legal and compliance framework, and patents, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there was no triggering events that require a quantitative impairment test during the six months ended June 30, 2025.

The following summarizes the Company’s intangible assets as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Trade name[1]	$5,175	$-
Developed technology[1]	40,584	-
Legal and compliance framework[1]	2,435	-
Patents	380	380
Total	48,574	380
Accumulated amortization	(657)	(111)
Intangible assets, net	$47,917	$269

1)	Intangible assets acquired in connection with the Streamex acquisition were initially measured in Canadian dollars and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in exchange rates are reflected in the carrying amounts presented above and recorded in other comprehensive loss as part of the cumulative translation adjustment.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

Amortization expenses were $540 and $545 for the three and six months ended June 30, 2025, respectively. Amortization expenses were $5 and $10 for the three and six months ended June 30, 2024, respectively.

Expected future amortization expense of intangible assets as of June 30, 2025, is as follows:

Remainder of 2025	$2,969
2026	5,938
2027	5,938
2028	5,938
2029	5,938
Thereafter	21,196
$47,917

NOTE 6 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of June 30, 2025 and December 31, 2024, the Company had one lease outstanding with payments of $15 per month, expiring on July 31, 2025.

Right to use assets is summarized below:

	June 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Right to use asset	$502	$502
Less accumulated amortization	(488)	(406)
Right to use assets, net	$14	$96

During the three months ended June 30, 2025 and 2024, the Company recorded $48 and $72 as lease expense to current period operations, respectively. During the six months ended June 30, 2025 and 2024, the Company recorded $97 and $163 as lease expense to current period operations, respectively.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

Lease liability is summarized below:

	June 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Total lease liability	$15	$102
Less: short term portion	(15)	(102)
Long term portion	$-	$-

Maturity analysis under these lease agreements are as follows (000’s):

Year ended December 31, 2025	$15
Total	15
Less: Present value discount	-
Lease liability	$15

NOTE 7 – LEASE RECEIVABLES

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

A reconciliation of lease receivables with customers for the six months ended June 30, 2025 and 2024 are presented below:

Six months ended June 30, 2025:

					Unguaranteed	Balance at
	Balance at	Recognized	Invoiced to	Interest	Residual	June 30,
	31-Dec-24	in Revenue	Customer	Earned	Assets	2025
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)
Contract asset	$17	$-	$-	$(17)	$-	$-
Less current portion	(13)	-	-	13	-	-
Noncurrent portion	$4	$-	$-	$(4)	$-	$-

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

Six months ended June 30, 2024:

	Balance at	Recognized in	Invoiced to	Interest	Unguaranteed Residual	Balance at June 30,
	31-Dec-23	Revenue	Customer	Earned	Assets	2024
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)
Contract asset	$120	$-	$(55)	$-	$4	$69
Less current portion	(103)	-	40	-	(2)	(65)
Noncurrent portion	$17	$-	$(15)	-	$2	$4

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Accrued accounting and legal	$303	$391
Accrued reimbursements and travel	-	7
Accrued consulting	79	171
Accrued finders fee	6,026	-
Accrued research and development expenses	137	351
Accrued marketing	-	13
Accrued office and other	410	439
Accrued settlement expense	-	494
Accrued payroll	617	186
	$7,572	$2,052

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

NOTE 9 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2025 and December 31, 2024, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of June 30, 2025 and December 31, 2024, there were no issued or outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

Series C Preferred Stock issued and outstanding totaled 105 shares as of June 30, 2025, and December 31, 2024. As of June 30, 2025, and December 31, 2024, the Company has accrued $114,729 and $110,042 dividends payable on the Series C Preferred Stock, respectively. As of June 30, 2025, and December 31, 2024, the cumulative dividend per share payable on the Series C Preferred Stock was approximately $1,093 and $1,048, respectively.

Common stock

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of June 30, 2025 and December 31, 2024, the Company had 30,793,135 and 17,239,096 shares issued and outstanding, respectively.

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

During the six months ended June 30, 2024, the Company issued an aggregate of 2,140,744 shares of common stock for services at a fair value of $1.7 million.

During the six months ended June 30, 2024, the Company issued an aggregate of 1,240,250 shares of common stock for vested restricted stock units.

During the six months ended June 30, 2025, the Company issued an aggregate of 5,196,922 shares of common stock for services at a fair value of $7.3 million.

During the six months ended June 30, 2025, the Company issued an aggregate of 867,823 shares of common stock in exchange for 1,381,055 warrants cashless exercised.

During the six months ended June 30, 2025, the Company issued an aggregate of 135,000 restricted stock units for shares of its common stock for the settlement and extinguishment of accounts payable at a fair value of $0.2 million.

During the six months ended June 30, 2025, the Company issued an aggregate of 2,465,013 shares of common stock for vested restricted stock units.

On May 2, 2025, the Company cancelled an aggregate of 272,399 shares of its common stock, consisting of 158,096 shares returned by the Company’s former Chief Executive Officer, Kenneth Londoner, and 114,303 shares returned by Endicott Management Partners LLC, an entity affiliated with Mr. Londoner. All cancelled shares were surrendered to the Company and retired, resulting in a reduction to the total number of issued and outstanding shares.

Exchangeable Shares

The Exchangeable Shares issued by ExchangeCo in connection with the Acquisition are classified as derivative liabilities under ASC 815 – Derivatives and Hedging. Although legally issued by a Canadian subsidiary, the Exchangeable Shares are exchangeable into BioSig common stock and include economic rights that are substantially similar to BioSig’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee), these rights are contingent upon stockholder approval.

The right to exchange Exchangeable Shares into BioSig common stock is not itself subject to shareholder approval. However, the exercise of certain rights—specifically, the ability to exchange into more than 19.99% of BioSig’s outstanding common stock (the “NASDAQ 19.99% limitation”) and the receipt of special voting rights—are contingent upon shareholder approval. As a result, until shareholder approval is obtained and the 19.99% limitation is lifted, the instrument contains exercise contingencies that preclude equity classification under ASC 815-40.

The NASDAQ 19.99% limitation is an exercise contingency that restricts the number of BioSig common shares that can be issued upon exchange prior to shareholder approval. In addition, the Exchange Ratio is subject to adjustment from 1.00 to 1.25 BioSig common shares for each Exchangeable Share if shareholder approval is not obtained within six months of issuance. These features, taken together, result in the instrument not qualifying for the ASC 815-10-15-74 scope exception and require classification as a liability.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

The Exchangeable Shares were initially recognized as a derivative liability at fair value, measured at $105.5 million as of the acquisition date. They are remeasured at fair value through earnings each reporting period for as long as the exercise contingencies—including the NASDAQ 19.99% limitation and the requirement for shareholder approval—remain unresolved. As of June 30, 2025, shareholder approval has not been obtained and the contingencies remain in place; therefore, the Exchangeable Shares continue to be classified as a liability.

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

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the investors an aggregate of 783,406 shares of the Company’s common stock and warrants to purchase up to 391,703 shares of common stock, at a purchase price of $1.4605 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $1.398 per share, will become exercisable six months after the date of issuance, and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were approximately $1,144,000, including $634,999 in cash and $509,165 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder has agreed to convert it into shares of common stock and warrants under the Purchase Agreement.

On May 29, 2024, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue to the investors (i) in a registered direct offering, 1,570,683 shares of Common Stock, par value $0.001 per share of the Company at a price of $1.91 per share and (ii) in a concurrent private placement, common stock purchase warrants to purchase up to an aggregate of 1,570,683 shares of Common Stock, at an exercise price of $1.78 per share of Common Stock. In connections with the Offering, the Company issued 109,948 warrants to its placement agent.

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

ATM Sales Agreement 2024

On December 18, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent or principal (the “Agent”), pursuant to which the Company may offer and sell, from time to time in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the Company’s common stock, par value $0.001 per share (“common stock”), through or to the Agent (the “ATM Offering”). The Sales Agreement, among other things, provides for the issuance and sale of up to an aggregate of $8,500,000 of shares of the Company’s common stock.

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

During the six months ended June 30, 2025, the Company sold an aggregate of 4,403,166 shares through the Company’s at the market offering agreement for gross proceeds of $4,019,063, or $3,882,420 net of fees of $136,643.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

NOTE 10 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

BioSig Technologies, Inc.

2023 Long-Term Incentive Plan

As of June 30, 2025, there were 899,870 shares available under the 2023 Long-Term Incentive Plan.

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

The following table presents information related to stock options as of June 30, 2025:

Options Outstanding			Options Exercisable
		Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	2,715,000	9.2	2,715,000
10.00-19.99	15,000	7.9	15,000
20.00-49.99	3,000	3.7	3,000
50.00-69.99	3,000	4.5	3,000
	2,736,000	9.2	2,736,000

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,515,200	$0.96	9.6	$2,501,040
Issued	250,000	$0.84	9.8
Forfeited/expired	(29,200)	$17.34
Outstanding at June 30, 2025	2,736,000	$0.77	9.2	$17,779,920
Exercisable at June 30, 2025	2,736,000	$0.77	9.2	$17,779,920

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of BioSig Technologies, Inc. of $7.14 as of June 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three and six months ended June 30, 2025 of $1,036,333 and $1,076,015, respectively, was charged to current period operations. The fair value of all options vesting during the three and six months ended June 30, 2024 of $157,417 and $154,735, respectively, was charged to current period operations. Unrecognized compensation expense of $0 at June 30, 2025 which the Company expects to recognize over a weighted average period of 0 years.

On May 23, 2025, in connection with the Company’s acquisition of Streamex, the Company entered into an amendment to the Executive Employment Agreement with Anthony Amato, its former Chief Executive Officer. Pursuant to the amendment, all previously granted equity awards to Mr. Amato—including vested and unvested stock options—were accelerated and deemed fully vested and nonforfeitable as of May 28, 2025. In addition, the post-resignation exercise period for all vested options was extended to the later of the original expiration date or 36 months following the transaction closing.

As a result of this modification, the Company recognized incremental stock-based compensation expense of $450,820 during the three and six months ended June 30, 2025, which is included in the total expense disclosed above. No unrecognized compensation expense remains related to Mr. Amato’s equity awards as of June 30, 2025.

During the six months ended June 30, 2025, the Company granted options to purchase shares of its common stock, which were valued using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the options granted:

Assumption	Value
Weighted average grant date fair value	$0.81
Expected volatility	122.43%
Risk-free interest rate	4.32%
Expected dividend yield	0.00%
Expected Term (in years)	10.0

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig Technologies, Inc. at June 30, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$0.3000	186,294	Nov-28
0.9547	758,514	Sep-28
1.7800	1,047,122	May-29
2.3875	109,948	May-29
3.3640	130,363	Jul-29
4.0660	25,000	Nov-32
4.4550	113,005	Jun-28
4.4660	48,980	Nov-28
4.6626	63,090	Apr-29
4.9252	56,307	Mar-29
4.9290	75,645	Mar-29
5.1358	115,545	Jul-28
7.1810	95,761	Jul-28
7.5020	9,846	Jul-28
7.9630	88,324	Aug-28
9.0000	21,709	Jun-27
9.5960	84,390	Jan-29
10.0992	19,118	Aug-28
10.2600	51,705	Sep-28
10.4678	84,296	Sep-28
11.3000	40,417	Oct-28
13.2800	96,198	Nov-28
14.0000	174,013	Sep-25
48.0000	12,500	Jul-26
61.6000	56,892	Nov-27
	3,564,982

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

During the six months ended June 30, 2025, the Company issued warrants to purchase an aggregate of 758,514 shares of its common stock to investors at an exercise price of $0.9547 per share.

During the six months ended June 30, 2025, the Company issued 867,823 shares of its common stock upon cashless exercise of 1,381,055 warrants to purchase shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for six months ended June 30, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	4,899,716	$4.88	3.5	$405,018
Issued	758,514	0.95	3.2
Forfeited/expired	(712,193)	48.00	-	-
Exercised	(1,381,055)	2.53	-	-
Outstanding at June 30, 2025	3,564,982	$5.06	3.4	$12,065,741

Vested and expected to vest at June 30, 2025	3,564,982	$5.06	3.4	$12,065,741
Exercisable at June 30, 2025	2,806,468	$6.18	3.5	$9,092,679

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $7.14 as of June 30, 2025, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the six months ended June 30, 2025:

Restricted shares issued as of January 1, 2025	1,385,839
Granted	7,475,267
Vested and issued	(7,796,943)
Forfeited	(60,000)
Total	1,004,163
Comprised of:
Vested restricted shares as of June 30, 2025	4,163
Unvested restricted shares as of June 30, 2025	1,000,000

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

During the six months ended June, 2025, the Company granted an aggregate of 7,340,267 restricted stock units (“RSUs”) for shares of its commons stock to various key consultants and employees for services rendered. These RSUs were granted at fair value on the grant date. Included in this total are 1,000,000 RSUs granted to Mitchell Williams, the Company’s Chief Investment Officer, with a grant-date fair value of approximately $5.0 million.

Mr. Williams RSUs vest over an 18-month period, with one-third vesting on April 24, 2026 and the remaining two-thirds vesting in five substantially equal quarterly installments thereafter, subject to continued service.

During the six months ended June 30, 2025, the Company issued an aggregate of 135,000 RSUs for shares of its common stock for the settlement of accounts payable at a fair value of $0.2 million.

Stock based compensation expense related to RSU grants was $13.74 million and $3.57 million for the six months ended June 30, 2025 and 2024, respectively. Stock based compensation expense related to RSU grants was $11.57 million and $3.65 million for the three months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the stock-based compensation relating to RSUs of $4.75 million remains unamortized.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

Warrants (ViralClear)

A summary of the warrant activity for three months ended June 30, 2025 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual
	Shares	Exercise Price	Term
Outstanding at January 1, 2025	480,347	$5.07	2.9
Forfeited/expired	(6,575)	10.00
Outstanding at June 30, 2025	473,772	$5.00	2.4
Exercisable at June 30, 2025	473,772	$5.00	2.4

The following table presents information related to warrants (ViralClear) at June 30, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the six months ended June 30, 2025:

Restricted shares outstanding at January 1, 2025:	678,679
Forfeited	-
Total restricted shares outstanding at June 30, 2025:	678,679

Comprised of:
Vested restricted shares as of June 30, 2025	678,679
Unvested restricted shares as of June 30, 2025	-
Total	678,679

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at June 30, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

NOTE 11 – NON-CONTROLLING INTEREST

As of June 30, 2025 and December 31, 2024, the Company had a majority interest in ViralClear of 69.74% and a majority interest in BioSig AI of 84.5%.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended June 30, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income	$-	$23	$23
Average Non-Controlling interest percentage of losses	31%	16%	16%
Net income attributable to non-controlling interest	$-	$4	$4

Net loss attributable to the non-controlling interest for the three months ended June 30, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income (loss)	$-	$27	$27
Average Non-Controlling interest percentage of profit/losses	32%	16%	15%
Net income (loss) attributable to non-controlling interest	$-	$4	$4

Net loss attributable to the non-controlling interest for the six months ended June 30, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income	$-	$98	$98
Average Non-Controlling interest percentage of losses	31%	16%	16%
Net income attributable to non-controlling interest	$-	$16	$16

Net loss attributable to the non-controlling interest for the six months ended June, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income (loss)	$(41)	$24	$(17)
Average Non-Controlling interest percentage of profit/losses	32%	16%	52%
Net income (loss) attributable to non-controlling interest	$(13)	$4	$(9)

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Balance, January 1, 2025	$(171)	$188	$17
Net income attributable to non-controlling interest	-	16	16
Balance, June 30, 2025	$(171)	$204	$33

The following table summarizes the changes in non-controlling interest for the six months ended June 30, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Balance, January 1, 2024	$(158)	$184	$26
Net income (loss) attributable to non-controlling interest	(13)	4	(9)
Balance, June 30, 2024	$(171)	$188	$17

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Operating leases

See Note 6 for operating lease discussion.

2017 Know-How License Agreement with Mayo Foundation

On March 15, 2017, the Company entered into an exclusive license agreement with Mayo Foundation for Medical Education and Research, covering specific know-how and patent applications in signal processing and electrophysiology. The agreement has a ten-year term. The Company is obligated to pay royalties of 1% or 2% on net sales of licensed products. As of June 30, 2025 and December 31, 2024, accounts payable under this agreement was $4.

EP Software License Agreement (2019)

On November 20, 2019, the Company entered into an exclusive worldwide license agreement with Mayo for electrophysiology software and related patent rights. The agreement includes earned royalty payments and milestone payments up to $625,000. It expires upon the later of the patent rights’ expiration or the 10th anniversary of the first commercial sale. As of June 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

Tools License Agreement (2019)

Also on November 20, 2019, the Company entered into an amended and restated license agreement with Mayo for electrophysiology systems. The Company paid an upfront fee of $100,000 and agreed to milestone payments up to $550,000. In June 2021, a $75,000 milestone payment was made upon the issuance of patent rights. As of June 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

ViralClear License Agreement (2019)

On November 20, 2019, the Company’s majority-owned subsidiary, ViralClear, entered into an exclusive license agreement with Mayo for technologies related to stimulation and electroporation for various medical treatments. The agreement includes earned royalty payments and milestone payments up to $700,000. In June 2021, a $75,000 milestone payment was made upon the issuance of patent rights. As of June 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

Trek Therapeutics Agreement

On March 24, 2020, ViralClear agreed to pay Trek Therapeutics, PBC, 10% of any consideration received from sublicensing, sale, transfer, or similar transactions. Additionally, ViralClear received rights from Trek involving certain formulas and compounds, with milestone payments of $10 million and $5 million upon marketing authorization in the first and second countries, respectively, and 6% royalty payments. As of June 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

TriView Capital Ltd.

On June 1, 2025, the Company entered into an agreement with TriView Capital Ltd. (“TriView”) to acquire 9.9% of TriView’s issued and outstanding shares for a total purchase price of CAD $200,000 (approximately USD $146,843), payable in four equal monthly installments of CAD $50,000 (approximately USD $36,711) due in June, July, August, and September 2025.

Under the terms of the agreement:

●	The Company will receive the 9.9% equity interest in TriView only upon full payment of the CAD $200,000.
●	The June 2025 installment was paid and is recorded in prepaid expenses and vendor deposits on the unaudited condensed consolidated balance sheet as of June 30, 2025.
●	If the Company fails to make any installment payment, TriView has the contractual right to terminate the agreement.
●	TriView also retains the right to cancel the agreement at any time, in which case it must refund any amounts previously paid by the Company.
●	The Company holds an option to acquire the remaining 90.1% of TriView’s outstanding shares for an additional CAD $1.8 million (approximately USD $1.3 million), exercisable at any time prior to December 12, 2025.

As of June 30, 2025, the Company has not recognized any ownership interest in TriView, as the full purchase consideration has not yet been paid and the equity interest has not been issued. The agreement is subject to cancellation by either party, and therefore, no investment asset has been recorded.

Management will continue to evaluate the agreement under ASC 321 – Investments – Equity Method and Joint Ventures and ASC 450 – Contingencies, and will assess whether any future payments or changes in the agreement give rise to recognition of an investment or contingent liability.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

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

The Investor’s obligation to purchase the Company’s shares of Common Stock pursuant to the Subscription Agreement is subject to a number of conditions, including that the Company file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), registering the issuance and sale of the Commitment Shares and the Advance Shares to be issued and sold pursuant to an Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement be declared effective by the SEC. The Company has not filed a registration statement on a Form S-1 or Form S-3 as of June 30, 2025.

Finder Agreements Related to Streamex Transaction

On May 27, 2025, the Company and Streamex entered into separate Finder Agreements with three unaffiliated third parties (each, a “Finder”) in connection with the transactions contemplated by the Share Purchase Agreement dated May 23, 2025, among the Company, Streamex, and related parties.

Under the terms of the Finder Agreements, the Finders facilitated introductions between Streamex and Company management. As compensation for these introductory services, the Company agreed to issue to the Finders, in aggregate, shares of its common stock representing 3.75% of the Company’s outstanding shares immediately prior to the closing of the Share Purchase Agreement (the “Closing”). The shares are to be issued no later than two business days following shareholder approval of certain matters set forth in the Share Purchase Agreement (the “Parent Stockholder Matters”).

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

The Finder Agreements expressly disclaim any participation by the Finders in the negotiation, structuring, advisory, or securities-related services in connection with the Share Purchase Agreement. The Finders are not registered broker-dealers or investment advisers and are not providing services that would require such registration.

The Streamex transaction successfully closed on May 28, 2025. Although the issuance of shares to the Finders remains contingent upon shareholder approval of the Parent Stockholder Matters, the Company determined that the obligation to compensate the Finders was probable upon the Closing. Accordingly, the Company recognized expense and recorded an accrual of approximately $6,025,880 in connection with the Finder Agreements during the three and six months ended June 30, 2025. The expense is reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Share Purchase Agreement with Streamex

On May 23, 2025, the Company entered into a Share Purchase Agreement with Streamex Exchange Corporation and related parties. The transaction closed on May 28, 2025, at which time the Company, through a wholly owned subsidiary, acquired all issued and outstanding shares of Streamex in exchange for 109,070,079 exchangeable shares. These exchangeable shares are convertible into shares of the Company’s common stock on a one-for-one basis, subject to certain conditions and shareholder approvals.

In accordance with Nasdaq listing rules, the exchangeable shares are initially limited to 19.9% of the Company’s pre-transaction common stock outstanding. The Company is seeking shareholder approval of certain matters outlined in the Share Purchase Agreement (the “Parent Stockholder Matters”), which would authorize sufficient common stock and remove the conversion cap. Upon approval, Streamex shareholders would be entitled to convert their exchangeable shares into BioSig common stock up to a total of 75% of the Company’s fully diluted common stock. No additional shares are issued—rather, the approval enables full conversion of shares already held. If such approval is not obtained by November 28, 2025, the exchange ratio will adjust from 1.0 to 1.25, increasing the number of common stock issuable upon conversion of each exchangeable share.

As of June 30, 2025, shareholder approval of the Parent Stockholder Matters had not been obtained, and the exchangeable shares remain subject to the initial conversion limitations.

Litigation

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from alleged unlawful actions taken by the Company and its board of directors. The claimant contends that he and others have sustained losses totaling approximately $1,440,000. On March 22, 2024, September 3, 2024, September 27, 2024 and December 6, 2024, the claimant sent additional letters to the Company referencing the previous letters and requesting several documents. On September 19, 2024, the Company sent the claimant a cease and desist and litigation hold notice which threatened legal action against the claimant if the conduct continued. On March 24, 2025, the Company entered into a settlement agreement with the claimant and accrued $494,000 as of June 30, 2025 and December 31, 2024.

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

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

NOTE 13 – BUSINESS ACQUISITION

Streamex Exchange Corporation

Transaction Overview

On May 28, 2025, the Company completed the acquisition of Streamex Exchange Corporation (“Streamex”), a software development company based in Vancouver, British Columbia, specializing in digital tools for commodity trading and finance.

The acquisition was effected pursuant to a Share Purchase Agreement dated May 23, 2025, as amended on May 27, 2025 (collectively, the “Agreement”), by and among BioSig, its wholly-owned subsidiaries BST Sub ULC (“ExchangeCo”) and 1540875 B.C. Ltd. (“CallCo”), the shareholders of Streamex (the “Shareholders”), and 1540873 B.C. Ltd., as trustee under the Exchange Rights Agreement.

Under the terms of the Agreement, ExchangeCo acquired all of the issued and outstanding shares of Streamex (the “Purchased Shares”) in exchange for 109,070,079 Exchangeable Shares of ExchangeCo, issued at a ratio of 2.046862 Exchangeable Shares per Purchased Share. The Exchangeable Shares are exchangeable on a one-for-one basis for shares of BioSig common stock, subject to certain adjustments and conditions described below.

The purpose of the Acquisition is to enhance shareholder value by combining with a privately held operating company and positioning the combined entity for future growth with expansion into digital commodity trading and blockchain-based financial technologies. The acquisition is expected to enhance BioSig’s product offerings, accelerate blockchain integration, and provide access to Streamex’s engineering talent and regulatory infrastructure.

Shareholder Approval and Contingent Features

Initially, the Exchangeable Shares are not exchangeable into more than 19.99% of BioSig’s outstanding common stock on a pre-transaction basis, in accordance with Nasdaq listing rules. Following the closing, BioSig intends to seek stockholder approval to:

●	Approve the issuance of our shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Agreement.
●	Approve the New Incentive Plan as outlined in the Agreement.
●	Approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000.
●	Approve of an amendment to our Amended and Restated Certificate of Incorporation to classify our board of directors into three staggered classes.

If stockholder approval is obtained, the Shareholders will be entitled to receive, in total, shares representing 75% of BioSig’s fully diluted common stock as of the Agreement date. If approval is not obtained within six months of closing, the Exchange Ratio will adjust from 1.0 to 1.25, increasing the number of BioSig shares issuable upon exchange.

Consideration Transferred

The preliminary fair value of the consideration transferred was $105.7 million, consisting of:

●	$105.5 million in Exchangeable Shares issued by ExchangeCo; and
●	$0.2 million in assumed liabilities.

Due to the lack of an active market for the Exchangeable Shares and the contingent nature of their conversion, a fundamentals-based valuation approach was used to estimate the fair value of the consideration. The contingent consideration related to the potential adjustment of the Exchange Ratio from 1.0 to 1.25—triggered if shareholder approval is not obtained within six months following the closing date—is not included in the preliminary purchase consideration as of May 28, 2025. Management believes it is probable that shareholder approval will be obtained within the specified period, and therefore, the contingency is not considered to represent a currently estimable obligation under ASC 805.

In connection with the acquisition of Streamex Exchange Corporation, the Company incurred total acquisition-related costs of $7,116,411 during the three and six months ended June 30, 2025. These costs primarily consisted of legal, accounting, and consulting fees directly attributable to the transaction. Included in this amount was the issuance of 200,000 shares of the Company’s common stock to a third-party consultant, valued at $1,010,000 based on the grant-date fair value and the expected issuance of 1,030,065 shares of the Company’s common stock to third party consultants in connection with a finders fee, valued at $6,025,880. These costs were expensed as incurred and are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Purchase Price Allocation

The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date).

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

The Company recorded all tangible and identifiable intangible assets acquired and liabilities assumed at their preliminary estimated fair values as of the acquisition date. The preliminary allocation is as follows:

Preliminary Amount Recognized as of the Acquisition Date (In Thousands)
Assets acquired
Cash	$366
Due from related party	11
Sales tax receivable	14
Prepaid expenses	22
Trade name	5,100
Developed technology	40,000
Legal and compliance framework	2,400
Goodwill	57,847
Total assets acquired	$105,760
Liabilities assumed
Accounts payable and accrued expenses	$(262)
Total liabilities assumed	$(262)
Net assets acquired	105,498

No adjustments to the purchase price were recorded during the measurement period ended June 30, 2025. Changes to the provisional amounts recognized at the acquisition date—if based on new information about facts and circumstances that existed as of the acquisition—must be accounted for retrospectively during the measurement period. As no such changes were identified during the current period, the preliminary purchase price allocation remains unchanged.

Intangible Assets

The Company identified the following finite-lived intangible assets:

●	Trade Name: Valued at $5.1 million using the relief-from-royalty method, applying a 1.0% royalty rate and a 40.5% discount rate. The trade name is expected to be utilized over a 10-year period and is amortized accordingly.

●	Developed Technology

Comprised of two distinct components, both valued using the multi-period excess earnings method (MPEEM) and amortized over 8 years:

●	Securitization Platform: Valued at $31.1 million, representing proprietary protocols and infrastructure enabling the tokenization of real-world assets and integration with decentralized finance platforms.

●	Blockchain Integration: Valued at $8.9 million, reflecting proprietary systems facilitating token creation and secondary market trading through blockchain-based platforms.

●	Legal and Compliance Framework: Valued at $2.4 million using the cost approach, based on the estimated cost to recreate the regulatory and legal infrastructure necessary for operations. The asset has a useful life of 7 years and is amortized accordingly. The legal and compliance framework is expected to contribute to future revenue generation by enabling the Company to operate in regulated jurisdictions, supporting onboarding of clients who require robust compliance infrastructure, enhancing credibility with partners, regulators and investors and reducing legal and regulatory risk exposure.

Goodwill

Goodwill of $57.8 million represents the excess of the purchase consideration over the fair value of net assets acquired. Goodwill of $57.8 million was recognized in connection with the acquisition. None of the goodwill is expected to be deductible for tax purposes. The goodwill is assigned to the consolidated reporting unit, as the Company operates as a single segment. The goodwill primarily represents expected synergies, assembled workforce, and future growth potential. No goodwill arose from step acquisitions or noncontrolling interests.

Measurement Period

The Acquisition was recorded as a business combination on a preliminary valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to their fair value of the assets and liabilities (“Level 3” inputs). We expect to complete our purchase price allocation, as well as our fair value estimate of the purchase price consideration as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material. Goodwill and intangible assets represent the excess of the purchase price consideration over the preliminary valuation of the net assets acquired.

As of June 30, 2025, the purchase price allocation remains preliminary. The Company is continuing to assess the fair values of certain identifiable intangible assets and contingent liabilities, including the potential adjustment to exchangeable shares in the event shareholder approval is not obtained. As the shareholder vote had not occurred as of June 30, 2025, the related contingency remains unresolved and subject to final valuation.

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Streamex included in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2025, as if the acquisition was made on January 1, 2025, and operations for the three and six months ended June 30, 2024, as if the Acquisition had occurred on April 5, 2024, the date of inception of Streamex. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisition had occurred on January 1, 2025, is as follows:

	For the Three months Ended June 30, 2025	For the Six months ended June 30, 2025
Revenue	$-	$204
Net loss	(13,992)	(25,773)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on April 1, 2024, the date of inception of Streamex, is as follows:

	For the Three months ended June 30, 2024	For the Six months ended June 30, 2024
Revenue	$13	$27
Net loss	(13,365)	(16,780)

The unaudited pro forma results for the three months ended June 30, 2025, include material nonrecurring adjustments related to the Streamex acquisition, including $890 of amortization expense associated with intangible assets acquired in the transaction, $6,026 of finder’s fees incurred and earned upon closing, $400 of severance expense related to the resignation of BioSig’s former CEO following the acquisition, and $1,010 related to the issuance of 200,000 shares of BioSig common stock to a consultant in lieu of cash compensation in connection with the acquisition.

The unaudited pro forma results for the six months ended June 30, 2025, include material nonrecurring adjustments of $2,280 related to the amortization of intangible assets acquired in connection with the Streamex acquisition.

The unaudited pro forma results for the three and six months ended June 30, 2024, include material nonrecurring adjustments of $1,456 related to the amortization of intangible assets acquired in connection with the Streamex acquisition, $6,026 related to the finders fees incurred and earned upon closing of the transaction, $400 of severance expense related to the resignation of BioSig’s former CEO following the acquisition, and $1,010 related to the issuance of 200,000 shares of BioSig common stock to a consultant in lieu of cash compensation in connection with the acquisition.

For the three and six months ended June 30, 2025, the operating activities of Streamex included in the Company’s consolidated statement of operations and comprehensive loss were insignificant to the Company’s financial results.

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company measures certain financial instruments at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value in the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. If it is determined that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is included in impairments and other charges, net in the consolidated statements of operations.

Assets that are measured at fair value and classified as level 3 on a nonrecurring basis are as follows:

Description	May 28, 2025
Trade name	$5,100
Developed technology	$40,000
Legal and compliance framework	$2,400
Goodwill	$57,847

All these assets were measured at the acquisition dates in conjunction with the Streamex acquisition.

The significant unobservable inputs used in our level 3 fair value measurements during the six months ended June 30, 2025 are as follows:

Areas	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Trade name	Relief-from-Royalty Method	Royality Rate	1%
		Revenue Growth Rate	53% average through FY2030, 3% thereafter
		Discount rate	40%
		Income tax rate	26%
		Tax amortization period	20 yrs
Developed technology	Multi-Period Excess Earnings Method (MPEEM)	Royalty rate	1%
		Revenue Growth Rates	53% average through FY2030, 3% thereafter
		Expense Growth Rates	16% - 26%
		Contributory Assets’ Charge	17.1% - 193.6%
		Obsolesce	Sigmoid curve over 8-year life
		Distributor EBIT margin for customer relationships	9%
		Discount rate	40%
		Income tax rate	26%
		Tax amortization period	20 yrs
Legal and compliance framework	Cost Approach	Replacement cost growth rate	3%
		Cap Ex Rates	1%
		Contributory Assets Rates	40%
		After tax rate of return	40%
		Useful life	7 yrs

In connection with the acquisition of Streamex Exchange Corporation on May 28, 2025, BioSig Technologies, Inc. issued 109,070,079 Exchangeable Shares through its wholly-owned subsidiary, ExchangeCo, as purchase consideration. The Exchangeable Shares are convertible into BioSig common stock on a 1:1 basis, subject to a 1.25:1 adjustment if shareholder approval is not obtained within six months. As of the acquisition date, the Exchangeable Shares were not exchangeable into more than 19.9% of BioSig’s outstanding common stock, pending shareholder approval.

Due to the lack of an active market and the contingent nature of conversion, the Exchangeable Shares were classified as a Level 3 instrument under ASC 820.

The fair value of the derivative liability was estimated using a discounted cash flow method. The following table summarizes the significant unobservable inputs used in the valuation:

Initial Recognition – May 28, 2025

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

The fair value of the Exchangeable Shares upon initial recognition was estimated using a fundamentals-based valuation of Streamex’s enterprise value, rather than observable market inputs. The valuation incorporated:

●	Valuation technique: Discounted Cash Flow (DCF) method
●	Key unobservable inputs:

○	Discount rate: 40.0%
○	Terminal growth rate: 3.0%
○	Capitalization rate: 37.0%
○	Revenue growth rate: 53% average annual growth through FY2030, 3% thereafter
○	Expense rate: 16% - 26%
○	Capital expenditure rate: 1% of revenue annually
○	Income tax rate: 26%

●	Fair value conclusion: $105.5 million (USD in 000s)

This valuation was used to determine the total preliminary purchase consideration for the acquisition.

Subsequent Measurement – June 30, 2025

As of June 30, 2025, the Exchangeable Shares remained unlisted and subject to shareholder approval for full conversion. No observable market transactions occurred during the period. The Company reassessed the fair value using updated inputs, including:

●	Reaffirmed discount rate: 40.0%, consistent with venture-stage risk profile
●	Updated cash flow projections: No material deviation from initial PFI
●	Conversion probability: Management continued to assess shareholder approval as probable, but not yet obtained

As a result, the fair value of the Exchangeable Shares remained unchanged at $105.5 million as of June 30, 2025. The instrument continues to be classified as Level 3 due to the absence of observable market inputs and the contingent nature of conversion.

Rollforward of Level 3 Fair Value Measurements:

Amount ($000s)
Initial recognition (May 28, 2025)	$105,498
Change in fair value	-
Settlements (Exchange to Common Stock)*	-
Balance as of June 30, 2025	$105,498

*	Represents the reduction in derivative liability for Exchangeable Shares exchanged for common stock upon shareholder approval. No exchanges occurred during the period ended June 30, 2025.

There were no transfers into or out of Level 3 during the period. Any future exchanges of Exchangeable Shares for common stock will be reflected as settlements in the rollforward table.

The Company’s valuation process for Level 3 fair value measurements involves consultation with independent valuation specialists and review by management. The process includes regular reassessment of key assumptions and inputs.

The fair value of the Exchangeable Shares is sensitive to changes in key unobservable inputs, particularly the discount rate and projected cash flows. An increase in the discount rate or a decrease in projected cash flows would result in a lower fair value measurement. These inputs are interrelated, as higher perceived risk (reflected in the discount rate) may also impact management’s cash flow expectations. Due to the venture-stage nature of Streamex and the contingent conversion feature, the valuation remains highly sensitive to these assumptions.

NOTE 15 – SEGMENT REPORTING

Chief Operating Decision Maker (CODM) and Segment Evaluation

On May 28, 2025, in connection with the acquisition of Streamex Exchange Corporation, the Company appointed Henry McPhie, former co-founder and CEO of Streamex, as its new Chief Executive Officer and Board of Directors. As a result of this leadership change, Mr. McPhie was designated as the Company’s new Chief Operating Decision Maker (“CODM”), replacing Anthony Amato, the Company’s former CEO and director.

Following this change, the Company re-evaluated its operating and reportable segments based on the internal financial information reviewed by the CODM for purposes of performance assessment and resource allocation. Although the acquisition of Streamex introduced a new line of business focused on digital asset infrastructure, the CODM has not yet begun reviewing Streamex’s operating results separately for purposes of performance assessment or resource allocation. As of June 30, 2025, the CODM continues to evaluate the Company’s financial performance on a consolidated basis, and the internal reporting structure has not been modified to reflect discrete segment-level financial information.

Management believes that a transitional period is appropriate given the timing of the acquisition, the pre-revenue status of Streamex, and the pending financing and shareholder approvals necessary to operationalize the Streamex platform. Accordingly, the Company has concluded that no change in reportable segments has occurred as of June 30, 2025. The Company will continue to monitor the CODM’s review practices and internal reporting structure and will update its segment disclosures in future periods if and when discrete financial information is regularly reviewed at the segment level.

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

In accordance with ASC 280-10-50-34, if a change in reportable segments occurs in a future period, the Company will recast prior-period segment disclosures retrospectively to reflect the new segment structure.

Basis of Segmentation

The Company’s CODM evaluates financial performance and allocates resources on a consolidated basis. The Company manages its operations as one integrated business, and the CODM does not receive or review separate financial information for Streamex or any other business unit. This approach reflects the manner in which the CODM:

●	Assesses performance against budgeted targets;
●	Forecasts future financial results;
●	Makes strategic and operational decisions;
●	Allocates resources across the organization.

Accordingly, the Company has determined that it operates as one reportable and operating segment as of June 30, 2025

Management continues to evaluate whether the Streamex business may become a separate reportable segment in future periods, depending on the scale and financial significance, and the CODM’s review of discrete operating results.

Segment Performance Measures

The primary measure used by the CODM to assess performance is consolidated net loss, which is reviewed in conjunction with other consolidated financial metrics. The CODM also evaluates actual results against budgeted amounts and considers consolidated operating results in making decisions about research and development investments and other strategic initiatives.

Segment assets are not separately reported to or reviewed by the CODM. Therefore, the Company does not disclose segment asset information. All assets are managed on a consolidated basis and are reported in the Company’s unaudited condensed consolidated balance sheets.

The Company does not currently disclose geographic revenue or customer concentration by segment, as such information is not reviewed by the CODM. However, this will be reassessed as operations evolve.

Revenue and Expense Information

Information concerning the operations of the Company’s reportable segments is as follows:

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(000’s)	(000’s)	(000’s)	(000’s)

Revenues	$-	$13	$-	$27
Less Segment expenses:
Research and development	19	209	25	505
Research and development - stock-based compensation expenses	-	133	-	75
General and administrative	7,672	615	8,554	2,378
General and administrative - stock-based compensation expenses	12,120	4,299	14,194	5,418
Impairment of long term assets	-	-	-	253
Depreciation and amortization	554	49	577	127
Total operating and segment expense	(20,365)	(5,305)	(23,350)	(8,756)
Plus:
Interest income (expense)	13	(5)	13	(8)
Gain on settlement and extinguishment of debt	(3)	1,388	196	1,388
Other income (expense)	(13)	(2)	(28)	23
Total other income (expense)	(3)	1,381	181	1,403
Segment Net Loss	$(20,368)	$(3,911)	$(23,169)	$(7,326)
Non-controlling interest	(4)	(4)	(16)	9
Net loss attributable to BioSig Technologies, Inc.	$(20,372)	$(3,915)	$(23,185)	$(7,317)

BIOSIG TECHNOLOGIES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 (unaudited)

NOTE 16 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of June 30, 2025 and December 31, 2024, was $466,000 and $19,000, respectively. Included in the balance as of June 30, 2025 is $11,000 due from Henry McPhie, the Company’s new Chief Executive Officer and Board of Directors.

During the six months ended June 30, 2025, the Company issued an aggregate of 235,000 shares of its common stock to Mr. Groenewald, the Interim Chief Financial Officer, with a total grant-date fair value of $0.95 million

During the six months ended June 30, 2025, the Company issued 2,198,345 shares of its common stock to Mr. Amato, the Chief Executive Officer, with an aggregate grant date fair value of $5.9 million. The issuances were primarily made in connection with Mr. Amato’s resignation pursuant to the terms of the Purchase Agreement dated May 23, 2025, and the First Amendment to his Executive Employment Agreement. Under the amendment, all previously granted equity awards — including vested and unvested stock options, RSUs, PSUs, and other equity-based awards — were accelerated and deemed fully vested and nonforfeitable as of the Effective Date of the transaction. This treatment was contractually agreed upon as part of the severance provisions associated with Mr. Amato’s resignation in connection with the Company’s acquisition of Streamex Exchange Corporation.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed financial statements were issued. Other than as described in the notes above, the Company did not have any material subsequent events that impacted its unaudited condensed financial statements or disclosures.

Equity transactions

In July and August 2025, the Company issued an aggregate of 625,746 shares of common stock in exchange for 796,417 warrants cashless exercised.

Senior Secured Convertible Debenture and Equity Agreements

On July 7, 2025, BioSig Technologies, Inc. entered into a secured convertible debenture purchase agreement with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville” or the “Investor”), pursuant to which Yorkville will purchase senior secured convertible debentures in the aggregate principal amount of USD$100,000,000 (the “Convertible Debentures”), which will be convertible into shares of the Company’s common stock, par value $0.001 per share. On August 13, 2025, the Company amended the agreement to revise the structure of the transaction.

Under the amended terms, Yorkville will purchase two secured convertible debentures: one in the principal amount of $25 million and another in the principal amount of $25 million. Additional secured convertible debentures totaling up to $50 million may be issued upon mutual agreement of the parties, at their sole discretion. The purchase price for each debenture remains 96% of its face value. The Convertible Debentures are convertible into shares of the Company’s common stock, subject to shareholder approval and customary closing conditions. The amendment also sets a floor price for conversions at 20% of the Nasdaq Official Closing Price immediately prior to the original agreement date.

Standby Equity Purchase Agreement

On July 7, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with an institutional investor (the “Investor”). Under the SEPA, the Company has the right, but not the obligation, to issue and sell to the Investor up to $1,000,000,000 of its Common Stock, from time to time during a 36-month commitment period, subject to certain terms, limitations, and conditions.

The Company controls the timing and amount of any sales of Common Stock to the Investor under the SEPA at its discretion. The Company may deliver an advance notice (“Advance Notice”) to the Investor specifying the number of shares it elects to sell, but may not deliver an Advance Notice until any issued Convertible Debenture(s) has been repaid and/or converted in full, except with the Investor’s prior written consent. Each Advance Notice will be priced at 97% of the lowest VWAP of the Common Stock during the three consecutive trading days commencing on the date the Advance Notice is received by the Investor, subject to certain adjustments if the daily VWAP is below a minimum acceptable price specified by the Company. No Advance Notice may cause the Investor’s beneficial ownership to exceed 4.99% of the Company’s outstanding Common Stock. The Company may not deliver Advance Notices that would cause the aggregate number of shares issued under the SEPA to exceed the Exchange Cap (representing 19.99% of the Common Stock outstanding as of the effective date of the SEPA), unless (a) approval of the Company’s stockholders is obtained or (b) the average price of all sales of Common Stock under the SEPA equals or exceeds $9.414, as defined in the agreement.

The Company is required file a registration statement with the SEC to register for resale the Common Stock issuable under the SEPA and is required agree to maintain its effectiveness during the term of the SEPA. The Investor’s obligation to purchase Common Stock under the SEPA is subject to customary closing conditions, including the effectiveness of the registration statement.

As consideration for the Investor’s commitment under the SEPA, the Company agreed to pay a commitment fee equal to 1.0% of the commitment amount, with the initial payment due concurrently with the first closing of a sale under the SEPA, and the balance payable in equal quarterly installments within fifteen days after the end of the applicable calendar quarter, in either cash or shares of Common Stock, at the Investor’s discretion.

The SEPA contains customary representations, warranties, covenants, conditions, and indemnification obligations of the parties. The SEPA will terminate automatically on the earliest of (i) 36 months after the date of execution, or (ii) the date the Investor has purchased the full commitment amount of Common Stock. The Company may also terminate the SEPA at any time without fee or penalty upon five business days’ written notice to the Investor, provided there are no pending Advance Notices.

August 2025 Public Offering

On August 15, 2025, the Company completed a public offering of 3,852,149 shares of its common stock at a public offering price of $3.90 per share, generating gross proceeds of approximately $15.0 million before deducting underwriting discounts, commissions, and estimated offering expenses. Net proceeds from the offering were approximately $13.62 million.

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

Business Overview

On May 28, 2025, BioSig Technologies, Inc. (“BioSig” or the “Company”) completed its acquisition of Streamex Exchange Corporation (“Streamex”). As a result, the financial results for the three months ended June 30, 2025 include the full operations of BioSig and its wholly and majority-owned subsidiaries, as well as approximately five weeks of operations from the acquired Streamex business.

BioSig is a medical device technology company focused on developing and commercializing advanced digital signal processing solutions for electrophysiology. The Company’s flagship product, the PURE EP™ Platform (“PURE EP™”), is designed to deliver real-time, high-fidelity cardiac signal data to electrophysiologists during ablation procedures for the treatment of cardiovascular arrhythmias.

The PURE EP™ Platform enables the acquisition of raw intracardiac signals with minimal noise and interference, supporting improved procedural outcomes and clinical decision-making. By preserving the integrity of complex cardiac signals, PURE EP™ is intended to enhance workflow efficiency and support the treatment of challenging arrhythmias, including ventricular tachycardia (VT) and atrial fibrillation (AF).

In recent quarters, BioSig has shifted its strategic focus from commercial hardware distribution to the research and development of proprietary software algorithms. These algorithms aim to advance the understanding of cardiac tissue characteristics and ablation mechanisms. Data collection efforts began in December 2023 and remain ongoing. A key area of focus is improving the specificity and long-term outcomes of pulsed field ablation (PFA), a rapidly adopted technique in electrophysiology.

As of June 30, 2025, BioSig’s intellectual property portfolio includes:

●	41 issued or allowed utility patents, of which 29 list BioSig as at least one of the applicants;
●	31 pending U.S. and foreign utility patent applications, jointly or solely filed by BioSig and Mayo Foundation for Medical Education and Research (“Mayo”);
●	1 issued U.S. patent and 1 pending U.S. application related to artificial intelligence (AI);
●	30 issued worldwide design patents, covering display screens and graphical user interfaces for biomedical signal visualization;
●	12 issued/allowed patents and 9 pending applications licensed from Mayo, primarily directed to electroporation and stimulation technologies.

Through the acquisition of Streamex, BioSig has expanded its strategic focus to include digital infrastructure for the tokenization and exchange of real-world assets (“RWAs”), with an initial emphasis on gold-backed financial products. Streamex is developing a blockchain-based platform designed to facilitate the compliant issuance, trading, and custody of tokenized commodities and structured digital securities.

As of the reporting date, Streamex remains in the development stage and is pre-revenue. The Company is actively building out the platform’s architecture, regulatory framework, and strategic partnerships. Revenue-generating activities are expected to commence upon the launch of Streamex’s tokenized gold financing product, which is currently under development.

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

Three Months Ended June 30, 2025 Compared to Three Months June 30, 2024 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended June 30, 2025 and 2024 was $0 and $13, respectively, and comprised of recognized service revenue.

We derive our revenue primarily from the sale of our medical device, PURE EP™ Platform, as well as related support and maintenance services and software upgrades in connection with the device.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2025 were $19, a decrease of $323, or 94%, from $342 for the three months ended June 30, 2024. The decrease is primarily due to decreases in payroll, Data/AI development and research and clinical studies and design work for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. These reductions reflect a strategic shift in resource allocation during the quarter, as the Company prioritized efforts toward closing the Streamex acquisition. As a result, certain R&D initiatives were temporarily paused or scaled back to support transaction-related activities, including due diligence, integration planning, and executive bandwidth reallocation.

Research and development expenses were comprised of the following:

Three months ended:

	June 30, 2025	June 30, 2024
Salaries and equity compensation	$-	$191
Consulting expenses	-	120
Research and clinical studies and design work	-	12
Regulatory	-	1
Travel, supplies, other	19	18
Total	$19	$342

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2025 were $19,792, an increase of $14,878 or 303%, from $4,914 incurred in the three months ended June 30, 2024. This increase is primarily due to an increase in stock-based compensation and professional fees consisting of legal, accounting and third-party consulting related to the acquisition of Streamex in the current period compared to the prior period. Stock-based compensation was $12.1 million in the current period and made up approximately 61% of the general and administrative expense during the current period as compared to $4.3 million in the prior period. The increase in stock-based compensation is due to the first amendment to the executive employment agreement with Mr. Amato in connection with the Streamex acquisition and paying third party consultants with stock in connection with the Streamex acquisition. Additionally, the Company also recognized $6.0 million related to the finders fee in connection with the Streamex acquisition.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended June 30, 2025 totaled $554, an increase of $505, or 1031%, over the expense of $49 incurred in the three months ended June 30, 2024, as a direct result of the amortization of the intangible assets recognized from the acquisition of Streamex.

Other Income (Expense). Other income (expense) for the three months ended June 30, 2025 totaled $3, a decrease in other income of $1,384, over the income of $1,381 incurred in the three months ended June 30, 2024, as a direct result of our gain on settlement and extinguishment of accounts payable negotiated by management during the prior period.

Preferred Stock Dividend. Preferred stock dividend for the three months ended June 30, 2025 and 2024 totaled $2 and $3, respectively. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended June 30, 2025 was $20,374 compared to a net loss of $3,918 for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months June 30, 2024 (000’s)

Revenues and Cost of Goods Sold. Revenue for the six months ended June 30, 2025 and 2024 was $0 and $27, respectively, and comprised of recognized service revenue.

We derive our revenue primarily from the sale of our medical device, PURE EP™ Platform, as well as related support and maintenance services and software upgrades in connection with the device.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2025 were $25, a decrease of $555, or 96%, from $580 for the six months ended June 30, 2024. The decrease is primarily due to decreases in payroll, Data/AI development and research and clinical studies and design work for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. These reductions reflect a strategic shift in resource allocation during the quarter, as the Company prioritized efforts toward closing the Streamex acquisition. As a result, certain R&D initiatives were temporarily paused or scaled back to support transaction-related activities, including due diligence, integration planning, and executive bandwidth reallocation.

Research and development expenses were comprised of the following:

Six months ended:

	June 30, 2025	June 30, 2024
Salaries and equity compensation	$-	$364
Consulting expenses	1	120
Research and clinical studies and design work	-	51
Regulatory	-	2
Travel, supplies, other	24	43
Total	$25	$580

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2025 were $22,748 an increase of $14,952 or 192%, from $7,796 incurred in the six months ended June 30, 2024. This increase is primarily due to an increase in stock-based compensation and professional fees consisting of legal, accounting and third-party consulting related to the acquisition of Streamex in the current period compared to the prior period. Stock-based compensation was $14.2 million in the current period and made up approximately 62% of the general and administrative expense during the current period as compared to $5.4 million in the prior period. The increase in stock-based compensation is due to the first amendment to the executive employment agreement contract with Mr. Amato in connection with the Streamex acquisition and paying third party consultants with stock in connection with the Streamex acquisition. Additionally, the Company also recognized $6.0 million related to the finders fee in connection with the Streamex acquisition.

Impairment of Long Term Assets. For the six months ended June 30, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. During the six months ended June 30, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2025 totaled $577, an increase of $450, or 354%, over the expense of $127 incurred in the six months ended June 30, 2024, as a direct result of the amortization of the intangible assets recognized from the acquisition of Streamex.

Other Income (Expense). Other income (expense) for the six months ended June 30, 2025 totaled $181, a decrease in other income of $1,222, over the income of $1,403 incurred in the six months ended June 30, 2024, as a direct result of our gain on settlement and extinguishment of accounts payable negotiated by management during the prior period.

Preferred Stock Dividend. Preferred stock dividend for the six months ended June 30, 2025 and 2024 totaled $(5) and $(5), respectively. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.5302 in during the six months ended June 30, 2024, therefore we recorded a noncash deemed preferred stock dividend of $133 in the prior period.

Net Loss Attributable to BioSig Technologies, Inc. Common Shareholders. As a result of the foregoing, net loss attributable to common shareholders for the six months ended June 30, 2025 was $23,190 compared to a net loss of $7,455 for the six months ended June 30, 2024.

Segment Results

Operating Operating segments are defined as components of an enterprise for which discrete financial information is available and regularly reviewed by the Company’s Chief Operating Decision Maker (“CODM”) in assessing performance and allocating resources, in accordance with ASC 280, Segment Reporting.

On May 28, 2025, the Company appointed Henry McPhie, former CEO of Streamex Exchange Corporation, as its new CEO and Chairman of the Board of Directors, thereby designating him as the Company’s CODM. Following this leadership change and the acquisition of Streamex, the Company re-evaluated its internal reporting structure and the financial information reviewed by the CODM.

Based on this assessment, the CODM continues to evaluate the Company’s financial performance and make resource allocation decisions on a consolidated basis. The CODM reviews total revenues, total expenses, and expenses by functional classification across the entire enterprise, rather than by discrete business units. This approach reflects the integrated nature of the Company’s operations and the centralized management of its resources.

As a result, the Company has determined that it operates in one reportable and operating segment. This segment includes the Company’s legacy medical device operations, including the PURE EP™ Platform, as well as the development-stage activities related to the Streamex digital asset infrastructure business.

The Company will continue to monitor its internal reporting structure and the information reviewed by the CODM and will update its segment disclosures as necessary to reflect any changes in how the business is managed.

The Summary Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, is detailed in Note 15 of the accompanying unaudited condensed consolidated financial statements.

Liquidity and Capital Resources and Going Concern ($000’s)

As of June 30, 2025, we had a working capital deficit of $110 million.

For the six months ended June 30, 2025, we used $2.39 million of cash in operating activities and provided $366 of cash in investing activities.

For the six months ended June 30, 2025, cash provided by financing activities totaled $4,700, comprised of proceeds from the sale of our common stock and warrants of $818 and proceeds from sale of common stock under the-at-the-marketing offering of $3,882.

As of June 30, 2025, we had an accumulated deficit of $278,529, a net loss attributable to BioSig Technologies, Inc. Common Shareholders of $23,190 and continued negative cash flows from operations. In addition, the Company does not currently have sufficient cash or committed financing to fund its operations for the twelve months following the issuance of this Form 10-Q. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We expect to continue incurring operating losses and negative cash flows until our products, primarily the PURE EP™ Platform, achieve sustained commercial success. While we have commercial products available for sale, we have not yet generated significant revenue, and there is no assurance that future revenues will be sufficient to fund operations.

Additionally, our recently acquired Streamex business is in the development stage and has not yet generated revenue. We expect to incur additional costs related to platform development, regulatory compliance, and strategic partnerships before revenue-generating activities commence.

Our ability to continue as a going concern is dependent on securing additional financing. We are actively exploring various funding sources, including:

●	Public or private equity offerings
●	Strategic partnerships or licensing arrangements
●	Government grants or non-dilutive funding
●	Debt financing, where feasible

We have implemented cost-saving measures to reduce our operating expenses, including reductions in executive compensation, workforce, and reliance on external consultants. These actions are intended to lower our cash burn rate and extend our operating runway. However, there can be no assurance that these measures will be sufficient or that we will be successful in obtaining the necessary funding.

Series C Preferred Stock Redemption Risk

Our Series C Preferred Stock includes triggering events that may require redemption at the option of the holders. These include:

●	Redemption in cash at the greater of (i) 120% of the $1 stated value or (ii) the product of the variable weighted average price of our common stock and the stated value divided by the then-current conversion price; or
●	Redemption in common stock, calculated as the redemption amount divided by 75%.

As of June 30, 2025, the aggregate stated value of our Series C Preferred Stock was $105. Triggering events include, among others, judgments exceeding $100,000 or the initiation of bankruptcy proceedings. If such events occur, we may be required to redeem the Series C Preferred Stock, which could result in a significant liquidity obligation that we may not be able to satisfy. Unpaid redemption amounts accrue interest at a rate of up to 18% per annum or the maximum rate permitted by law.

Future Capital Requirements and Risks

We expect to continue incurring expenses related to:

●	Commercialization of the PURE EP™ Platform
●	Research and development of new product candidates
●	Clinical trials and regulatory activities
●	Expansion of business infrastructure and public company compliance
●	Integration and scaling of Streamex’s tokenization platform and digital asset infrastructure
●	Development of real-world asset (RWA) tokenization solutions, including commodities-on-chain initiatives

Our future capital requirements will depend on several factors, including:

●	Progress and results of our R&D programs
●	Timing and outcome of regulatory approvals
●	Costs associated with intellectual property protection
●	Market acceptance and commercialization success
●	Availability of financing and strategic partnerships
●	Execution of Streamex’s growth strategy within the global commodities and digital asset markets
●	Infrastructure and personnel investments required to support Streamex’s platform scalability and compliance

On July 7, 2025, the Company entered into two financing agreements to support its long-term capital needs: (i) a Senior Secured Convertible Debenture Purchase Agreement with YA II PN, Ltd. (“Yorkville”), pursuant to which the Company may issue up to $100 million in convertible debentures, and (ii) a Standby Equity Purchase Agreement (“SEPA”) with an institutional investor, allowing the Company to sell up to $1 billion of common stock over a 36-month period.

On August 13, 2025, the Company amended the agreement to revise the structure of the transaction. Under the amended terms, Yorkville will purchase two secured convertible debentures, each in the principal amount of $25 million. Additional secured convertible debentures totaling up to $50 million may be issued upon mutual agreement of the parties, at their sole discretion. The purchase price for each debenture remains 96% of its face value. The Convertible Debentures are convertible into shares of the Company’s common stock, subject to shareholder approval and customary closing conditions. The amendment also sets a floor price for conversions at 20% of the Nasdaq Official Closing Price immediately prior to the original agreement date.

Both agreements are subject to customary closing conditions, including stockholder approval and, in the case of the SEPA, the effectiveness of a registration statement. The Company may not access proceeds under the SEPA until any issued debentures have been repaid or converted, unless waived by the investor.

These financing arrangements are part of management’s broader strategy to address liquidity needs and support commercialization, R&D, and infrastructure expansion. However, there can be no assurance that the conditions to closing will be satisfied or that funding will be available on acceptable terms.

Future financing may include the issuance of equity or debt securities, credit facilities, or other arrangements. Any such financing could result in dilution to existing shareholders or the issuance of securities with rights senior to those of our common stock. Market volatility and macroeconomic conditions may also adversely affect our ability to raise capital on acceptable terms.

If we are unable to obtain sufficient funding, we may be required to delay, reduce, or eliminate our research and development programs, scale back commercialization efforts, or enter into strategic arrangements that may require us to relinquish rights to certain technologies or products.

The Company’s liquidity forecast includes assumptions regarding the timing of Streamex’s product launch, expected capital inflows, and cost containment measures. A sensitivity analysis indicates that delays in product commercialization or capital raising could materially impact the Company’s ability to continue as a going concern.

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

August 2025 Public Offering

On August 15, 2025, the Company completed a public offering of 3,852,149 shares of its common stock at a public offering price of $3.90 per share, generating gross proceeds of approximately $15.0 million before deducting underwriting discounts, commissions, and estimated offering expenses. Net proceeds from the offering were approximately $13.62 million.

ATM Sales Agreement

For the six months ended June 30, 2025, the Company has sold 4,403,166 At The Market Offering Shares at an average offering price of $0.91 per share for aggregate gross proceeds of $4,019,063 or $3,882,420 net of fees of $136,643.

Critical Accounting Estimates

We prepare our unaudited condensed consolidated financial statements in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience, current conditions, and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates, and such differences could have a significant impact on our financial condition or results of operations.

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

As of June 30, 2025, the following accounting estimates are considered critical:

Valuation of Exchangeable Shares (Derivative Liability)

Nature of Estimate: The Exchangeable Shares issued in connection with the Streamex acquisition are classified as a derivative liability under ASC 815 due to contingent conversion rights.

Methodology: Fair value is estimated using a discounted cash flow (DCF) model, incorporating projected Streamex cash flows, a 40.0% discount rate, and a 3.0% terminal growth rate. The valuation reflects Level 3 inputs due to the absence of observable market data.

Estimation Uncertainty: The valuation is highly sensitive to assumptions regarding Streamex’s future performance, regulatory milestones, and the timing and outcome of shareholder approval. These factors are inherently uncertain and subject to change.

Historical Accuracy and Changes: As of June 30, 2025, the fair value remained unchanged from initial recognition on May 28, 2025. No observable market inputs were available, and no exchanges occurred during the period.

Drivers of Variability: Key drivers include Streamex’s commercialization timeline, macroeconomic conditions, and investor sentiment.

Future Sensitivity: If shareholder approval is not obtained by November 28, 2025, the exchange ratio will adjust from 1.0 to 1.25, increasing the number of shares issuable and potentially requiring a material upward revision to the liability.

Purchase Price Allocation (PPA) for Streamex Acquisition

Nature of Estimate: The allocation of purchase consideration to identifiable assets and liabilities involves significant judgment, particularly for intangible assets and goodwill.

Methodology: We applied Level 3 valuation techniques under ASC 805, including the relief-from-royalty method for trade name, multi-period excess earnings method (MPEEM) for developed technology, and cost approach for legal and compliance framework.

Estimation Uncertainty: These valuations rely on unobservable inputs such as royalty rates (1%), discount rates (40%), and projected cash flows.

Historical Accuracy and Changes: The PPA remains preliminary as of June 30, 2025. No adjustments have been recorded during the measurement period.

Drivers of Variability: Finalization of Streamex’s financial forecasts, market comparables, and tax amortization benefits may materially affect the allocation.

Future Sensitivity: Adjustments to intangible asset values or recognition of contingent liabilities could materially impact goodwill and amortization expense.

For a detailed discussion of our significant accounting policies and related judgments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements in “Item 1. Financial Statements” of this report.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2025, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of June 30, 2025, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting. and (iv)  ineffective review controls, over the accounting for business combinations and related financial instruments.

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

Changes in Internal Control over Financial Reporting

Except for the identification of the material weakness related the ineffective review controls, over the accounting for business combinations and related financial instruments as discussed above, there has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management intends to implement remediation plans in 2025.

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

“Item 1 - Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025, as filed on May 19, 2025 (the “March 2025 10-Q”), include a discussion of our legal proceedings. During the fiscal quarter ended June 30, 2025, there have been no material changes from the legal proceedings discussed in the March 2025 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on April 15, 2025, as well as the risk factors set forth in our Current Report on Form 8-K/A filed with the SEC on July 21, 2025 and in our Definitive Proxy Statement on Schedule 14A filed with the SEC on August 4, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2025, the Company issued the following shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

●	April 1, 2025: Issued 4,167 shares of common stock to an employee upon vesting of RSUs.

●	April 24, 2025: Issued 2,750,000 shares of common stock to consultants for services rendered, valued at $1,963,800, including 1,000,000 shares issued to settle $493,800 of accrued liabilities.

●	May 1, 2025: Issued 50,000 shares of common stock to consultant for services rendered, valued at $61,000.

●	May 2, 2025: Issued 62,796 shares of common stock upon cashless exercise of warrants to purchase 85,587 shares at an exercise price of $0.30 per share.

●	May 2, 2025: Received and cancelled 158,096 and 114,303 shares of common stock from the Company’s former CEO, Kenneth Londoner, and his entity, Endicott Management Partners LLC, pursuant to an agreement dated April 25, 2025.

●	May 9, 2025: Issued 30,000 shares of common stock to an employee upon vesting of RSUs.

●	May 22, 2025: Issued 93,790 shares of common stock upon cashless exercise of warrants to purchase 150,000 shares at an exercise price of $1.78 per share.

●	May 28, 2025: Issued 77 shares of common stock upon cashless exercise of warrants to purchase 451 shares at an exercise price of $4.929 per share.

●	May 28, 2025: Issued 1,062,500 shares of common stock to the Company’s former CEO, Anthony Amato, upon vesting of RSUs granted on September 11, 2024, with a fair value of $475,894.

●	June 3, 2025: Issued 524 shares of common stock upon cashless exercise of warrants to purchase 1,892 shares at an exercise price of $4.6626 per share.

●	June 9, 2025: Issued 286,238 shares of common stock upon cashless exercise of warrants to purchase 373,561 shares at an exercise price of $1.78 per share.

●	June 10, 2025: Issued 198 shares of common stock upon cashless exercise of warrants to purchase 901 shares at an exercise price of $4.929 per share.

●	June 11, 2025: Issued 375,017 shares of common stock upon cashless exercise of warrants to purchase 699,692 shares at an exercise price of $3.573 per share.

●	June 27, 2025: Issued 187 shares of common stock upon cashless exercise of warrants to purchase 500 shares at an exercise price of $5.1358 per share.

All of the above issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D, as applicable. These transactions did not involve any public offering, and the recipients represented their intent to acquire the securities for investment purposes only and not with a view to distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Share Purchase Agreement, dated as of May 23, 2025, by and among BioSig Technologies, Inc., Streamex Exchange Corporation, BST Sub ULC, 1540875 B.C. Ltd., the shareholders of Streamex Exchange Corporation, and 1540873 B.C. Ltd., as trustee (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2025)
3.1	Form of Certificate of Designation of Special Voting Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2025)
10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 27, 2025)
10.2	Form of Exchange Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 27, 2025)
10.3	Form of Support Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 27, 2025)
10.4	Form of First Amendment to the Executive Employment Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 27, 2025)
10.5	Form of Letter Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 27, 2025)
10.6	Form of Finder Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2025)
10.7	First Amendment to Share Purchase Agreement, dated May 27, 2025, by and among BioSig Technologies, Inc., Streamex Exchange Corporation, BST Sub ULC and 1540875 B.C. Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 30, 2025)
10.8*	Form of Secured Convertible Debenture
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSIG TECHNOLOGIES, INC.

Date: August 15, 2025	By:	/s/ Henry McPhie
Henry McPhie
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2025	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Acting Chief Financial Officer (Principal Accounting Officer)

