Form 10-Q
period 2025-09-30
Streamex Corp.
filed 2025-11-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38659

STREAMEX CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2431 Aloma Avenue, Suite 243 Winter Park, Florida	32792
(Address of principal executive office)	(Zip Code)

(203) 409-5444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	STEX	The NASDAQ Capital Market

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

As of November 13, 2025, there were 39,540,603 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Exchangeable and Special Voting Shares:

As of November 13, 2025, there were outstanding 109,070,057 exchangeable shares of BST Sub ULC, a wholly owned subsidiary of the registrant. The exchangeable shares are exchangeable for an equal number of the registrant’s common stock, and carry rights substantially equivalent to the Company’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee).

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Condensed consolidated balance sheets as of September 30, 2025 (Unaudited) and December 31, 2024	3

	Condensed consolidated statements of operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	4

	Condensed consolidated statement of changes in stockholders’ (deficit) equity for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5

	Condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	7

	Notes to condensed consolidated financial statements (Unaudited)	8-31

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32-37
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	38
ITEM 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	39
ITEM 1A.	Risk Factors	39
ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	40
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	Mine Safety Disclosures	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	41

SIGNATURES		42

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STREAMEX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash	$11,045	$142
Accounts receivable, net	-	109
Sales tax receivable	39	-
Due from related party	11	-
Net investment in leases, short term	-	13
Prepaid expenses and vendor deposits	3,897	80
Total current assets	14,992	344
Non-current assets:
Property and equipment, net	38	85
Right-to-use assets, net	-	96
Net investment in leases, long term	-	4
Investments	142	-
Other assets	44	44
Intangible assets, net	45,410	269
Goodwill	69,888	-
Total non-current assets	115,522	498
Total assets	$130,514	$842

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses, including $499 and $19 to related parties as of September 30, 2025 and December 31, 2024, respectively	$9,771	$2,052
Derivative liability	115,712	-
Dividends payable	117	110
Lease liability, short term	-	102
Total current liabilities	125,600	2,264
Deferred tax liability	11,735	-
Total liabilities	137,335	2,264

Commitments and contingencies (Note 12)

Mezzanine Equity
Redeemable Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; (liquidation preference of $105; cumulative dividends payable of $117 and $110 as of September 30, 2025 and December 31, 2024, respectively)	105	105

Stockholders’ deficit:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock.	-	-
Common stock, $0.001 par value, authorized 500,000,000 shares, 35,462,204 and 17,239,096 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	36	17
Additional paid-in-capital	287,905	253,784
Accumulated other comprehensive loss	(787)	-
Accumulated deficit	(294,113)	(255,345)
Total stockholders’ deficit attributable to Streamex Corp.	(6,959)	(1,544)
Non-controlling interest	33	17
Total stockholders’ deficit	(6,926)	(1,527)
Total liabilities and stockholders’ equity deficit	$130,514	$842

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Par Value and Share Amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue	$-	$-	$-	$27

Operating expenses:
Research and development	6	156	31	736
General and administrative	4,619	2,763	27,365	10,559
Impairment of long term assets	-	-	-	253
Depreciation and amortization	1,488	31	2,065	158
Total operating expenses	6,113	2,950	29,461	11,706

Loss from operations	(6,113)	(2,950)	(29,461)	(11,679)

Other income (expense):
Interest income, net	(10)	-	3	(8)
Change in fair value of derivative liability	(10,214)	-	(10,214)	-
Gain on settlement and forgiveness of debt	-	1,021	196	2,409
Other income (expense), net:	(12)	15	(40)	38
Total other income (expense), net	(10,236)	1,036	(10,055)	2,439

Loss before income taxes	(16,349)	(1,914)	(39,516)	(9,240)

Income taxes (benefit)	(765)	-	(765)	-

Net loss	(15,584)	(1,914)	(38,751)	(9,240)
Non-controlling interest	-	-	(16)	9
Net loss attributable to Streamex Corp.	(15,584)	(1,914)	(38,767)	(9,231)

Preferred stock dividend	(2)	(2)	(7)	(7)
Preferred stock deemed dividend	-	(24)	-	(157)
Net loss attributed to Streamex Corp. Common Stockholders	(15,586)	(1,940)	(38,774)	(9,395)
Net loss per common share, basic and diluted	$(0.47)	$(0.12)	$(1.42)	$(0.72)
Weighted average number of common shares outstanding, basic and diluted	33,352,004	16,200,928	27,343,190	13,002,868

Comprehensive (Loss) Income:
Net loss	$(15,584)	$(1,914)	$(38,751)	$(9,240)
Other comprehensive loss:
Change in foreign currency translation adjustments	(2,325)	-	(787)	-
Total comprehensive loss	(17,909)	(1,914)	(39,538)	(9,240)
Comprehensive (loss) income attributable to non-controlling interest	-	-	(16)	9
Comprehensive (loss) income attributable to Streamex Corp.	$(17,909)	$(1,914)	$(39,554)	$(9,231)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(In Thousands, Except Par Value and Share Amounts)

(Unaudited)

	Common stock Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total

Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$-	$17	$(1,527)
Common stock issued for services	1,438,542	2	1,960	-	-	-	1,962
Exercise of warrants	48,996	*	-	-	-	-	-
Stock based compensation	225,001	*	112	-	-	-	112
Sale of common stock under at-the- market offering, net of transaction costs	4,403,166	4	3,878	-	-	-	3,882
Sale of common stock and warrants	758,514	1	817	-	-	-	818
Common stock issued to settle accounts payable	135,000	*	189				189
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Net loss	-	-	-	(2,812)	-	12	(2,800)
Balance, March 31, 2025 (Unaudited)	24,248,315	$24	$260,738	$(258,157)	$-	$29	$2,634
Common stock issued for services	3,758,380	4	5,278	-	-	-	5,282
Exercise of warrants	818,827	1	(1)	-	-	-	-
Common stock cancelled	(272,399)	*	-	-	-	-	-
Stock based compensation	2,240,012	2	7,330	-	-	-	7,332
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive income	-	-	-	-	1,538	-	1,538
Net loss	-	-	-	(20,372)	-	4	(20,368)
Balance, June 30, 2025 (Unaudited)	30,793,135	$31	$273,343	$(278,529)	$1,538	$33	$(3,584)
Common stock issued for services	40,000	*	155	-	-	-	155
Exercise of warrants	776,920	1	(1)	-	-	-	-
Stock based compensation	-	-	842	-	-	-	842
Sale of common stock under at-the- market offering, net of transaction costs	3,852,149	4	13,568	-	-	-	13,572
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(2,325)	-	(2,325)
Net loss	-	-	-	(15,584)	-	-	(15,584)
Balance, September 30, 2025 (Unaudited)	35,462,204	$36	$287,905	$(294,113)	$(787)	$33	$(6,926)

	Common stock		Additional Paid in	Accumulated	Non-controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)
Common stock issued for services	1,862,744	2	1,249	-	-	1,251
Sale of common stock and warrants	260,720	*	1,040	-	-	1,040
Stock based compensation	1,500	*	(190)	-	-	(190)
Accretion of deemed preferred stock dividend	-	-	133	-	-	133
Deemed preferred stock dividend	-	-	(133)	-	-	(133)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(3,402)	(13)	(3,415)
Balance, March 31, 2024 (Unaudited)	11,165,007	$11	$244,085	$(248,417)	$13	$(4,308)
Common stock issued for services	278,000	*	420	-	-	420
Sale of common stock and warrants	434,782	1	635	-	-	636
Common stock issued in exchange of note payable and accrued interest	348,624	*	509	-	-	509
Sale of common stock and warrants	1,570,683	2	2,532	-	-	2,534
Stock issued as forgiveness of debt	75,000	*	122	-	-	122
Stock based compensation	1,238,750	1	4,011	-	-	4,012
Preferred stock dividend	-	-	(3)	-	-	(3)
Net loss	-	-	-	(3,915)	4	(3,911)
Balance, June 30, 2024 (Unaudited)	15,110,846	$15	$252,311	$(252,332)	$17	$11
Stock based compensation	1,506,250	2	1,515	-	-	1,517
Accretion of deemed preferred stock dividend	-	-	24	-	-	24
Deemed preferred stock dividend	-	-	(24)	-	-	(24)
Preferred stock dividend	-	-	(2)	-	-	(2)
Net loss	-	-	-	(1,914)	-	(1,914)
Balance, September 30, 2024 (Unaudited)	16,617,096	$17	$253,824	$(254,246)	$17	$(388)

*	- less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

(Unaudited)

	For the nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,751)	$(9,240)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,065	158
Gain on settlement of debt	(196)	-
Non-cash lease expense	96	275
Change in fair value of derivative liability	10,214	-
Common stock issued for services rendered	7,274	-
Stock based compensation	8,286	7,010
Deferred income taxes	(765)	-
Allowance for credit losses on accounts receivable	109	-
Gain on settlement and forgiveness of accounts payable	-	2,409
Impairment of long-term assets	-	253
Changes in operating assets and liabilities:
Accounts receivable	-	(57)
Lease receivables	-	77
Sales tax receivable	(25)	-
Employee advances	-	5
Unbilled revenue	13	-
Prepaid expenses	(2,033)	93
Customer deposits	-	(7)
Accounts payable and accrued expenses	6,399	(4,953)
Operating lease liabilities	(102)	(307)
Net cash used in operating activities	(7,416)	(4,284)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(144)	-
Business acquisition, net of cash acquired	365	-
Net cash provided by investing activity	221	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock under at-the- market offering, net of transaction costs	3,882	-
Sale of common stock	14,390	-
Repayment of finance obligation	(176)	-
Proceeds from issuance of related party note payable	-	500
Proceeds from sale of common stock and warrants, net of issuance costs	-	4,209
Net cash provided by financing activities	18,096	4,709

Effect of exchange rate change on cash	2	-
Net increase in cash	10,903	425
Cash, beginning of the period	142	190
Cash, end of the period	$11,045	$615

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Recognition of derivative liability as part of business combination (non-cash)	$105,498	$-
Recognition of assets acquired as part of business combination (non-cash)	$117,982	$-
Recognition of liabilities assumed as part of business combination (non-cash)	$12,850	$-
Common stock issued in settlement of accounts payable	$189	$122
Dividend payable on preferred stock charged to additional paid-in-capital	$7	$7
Financing obligation entered into in exchange for prepaid insurance	$1,628	$-
Common stock issued for services included in prepaid expenses	$125	$-
Common stock issued in settlement of accrued severance	$-	$46
Series C convertible preferred stock deemed dividend	$-	$157
Common stock issued for conversion of note payable and accrued interest	$-	$509

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Business and organization

Streamex Corp. formerly known as BioSig Technologies, Inc. (“Streamex,” “we,” “us,” or the “Company”) is a technology company focused on building digital tools and platforms that facilitate commodity trading and finance. On May 28, 2025, we acquired Streamex Exchange Corporation (“Streamex Exchange”), a software development company based in Vancouver, BC. In connection with this strategic expansion, on September 10, 2025, we changed our corporate name from BioSig Technologies, Inc. to Streamex Corp., and effective September 12, 2025 our common stock began trading on the Nasdaq Stock Market under the ticker “STEX” (formerly “BSGM”).

On May 28, 2025, the Company completed the acquisition of Streamex Exchange, pursuant to the Share Purchase Agreement dated as of May 23, 2025 (the “Merger Agreement”) and amended on May 27, 2025 under the First Amendment to Share Purchase Agreement (the “Amendment”) by and among the Company, BioSig Technologies, Inc., a Delaware corporation, BST Sub ULC, an unlimited liability company organized under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“ExchangeCo”), 1540875 B.C. Ltd., a company organized under the laws of the Province of British Columbia and a wholly-owned subsidiary of the Company (“Callco”), each shareholder of Streamex Exchange (each, a “Shareholder” and, collectively, the “Shareholders”), and 1540873 B.C. Ltd., a company organized under the laws of the Province of British Columbia, as trustee (the “Trustee”) of the trust formed pursuant to the exchange rights agreement to be entered into between the Company, ExchangeCo, Callco, and the Trustee (the “Exchange Rights Agreement”), the board of directors of the Company and Streamex Exchange. Streamex Exchange is a software development company based in Vancouver, BC. The Company focuses on building advanced digital tools and platforms that facilitates commodity trading and finance.

The Company continues to evaluate opportunities for its subsidiaries ViralClear Pharmaceuticals, Inc. (“ViralClear”) and BioSig AI Sciences, Inc. (“BioSig AI”). As of September 30, 2025 and December 31, 2024, the Company held majority interests of approximately 69.7% and 69.08% in ViralClear, respectively. As of September 30, 2025 and December 31, 2024, the Company held majority interests of approximately 84.5% in BioSig AI.

NOTE 2 – GOING CONCERN AND MANAGEMENT’S LIQUIDITY PLANS

As of September 30, 2025, the Company had cash of $11 million and working capital deficit of $111 million. During the nine months ended September 30, 2025, the Company used net cash in operating activities of $7.4 million. These balances create a liquidity concern, which in turn raises substantial doubt about the Company’s ability to continue as a going concern.

The Company’s primary source of operating funds since inception has been cash proceeds from sale of equity securities and issuance of debt. The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future.

The Company will require additional financing to fund future operations. Further, although the Company began commercial operations, there is no assurance that the Company will be able to generate sufficient cash flow to fund operations. In addition, there can be no assurance that the Company’s ongoing development of its technology platforms will be successfully completed or that future enhancements will achieve market adoption.

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

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Streamex and its majority owned subsidiaries, ViralClear and BioSig AI and wholly owned subsidiaries, Streamex Exchange, ExchangeCo, Callco, Streamex Capital LLC, Streamex Tokenization Holdco SPV LLC, and Streamex Gold SPV LLC herein collectively referred to as the “Company” or “STEX”. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Reporting

The Company determines its operating and reportable segments in accordance with ASC 280, Segment Reporting, based on the financial information regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation.

As of September 30, 2025, the CODM evaluates the Company’s financial performance and allocates resources on a consolidated basis. The Company manages its operations as one integrated business and does not prepare or review discrete financial information for individual business units or subsidiaries. Accordingly, the Company has concluded that it operates as a single reportable segment.

Management will continue to monitor the CODM’s review practices and internal reporting structure and will update its segment disclosures in future periods if and when discrete financial information is regularly reviewed at a further disaggregated level.

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

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

During the nine months ended September 30, 2025, the Company recorded goodwill in connection with a business acquisition. In evaluating whether a triggering event occurred during the period, the Company performed a qualitative assessment consistent with the guidance in U.S. GAAP. This assessment considered the totality of events and circumstances, including the existence of substantial doubt to continue as a going concern, and concluded that it is not more likely than not (i.e., less than a 50% likelihood) that the fair value of the reporting unit is below its carrying amount. Based on this assessment, no impairment charges related to goodwill were recorded for the periods presented.

Derivative Liability

The Exchangeable Shares issued by ExchangeCo in connection with the Acquisition are classified as derivative liabilities under ASC 815 – Derivatives and Hedging. Although legally issued by a Canadian subsidiary, the Exchangeable Shares are exchangeable into the Company’s common stock and include economic rights that are substantially similar to the Company’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee).

The right to exchange Exchangeable Shares into the Company’s common stock is not itself subject to shareholder approval. However, the exercise of certain rights—specifically, the ability to exchange into more than 19.99% of the Company’s outstanding common stock (the “NASDAQ 19.99% limitation”) and the receipt of special voting rights—are contingent upon shareholder approval. As a result, until shareholder approval is obtained and the 19.99% limitation is lifted, the instrument contains exercise contingencies that preclude equity classification under ASC 815-40.

The NASDAQ 19.99% limitation is an exercise contingency that restricts the number of the Company’s common shares that can be issued upon exchange prior to shareholder approval. In addition, the Exchange Ratio is subject to adjustment from 1.00 to 1.25 of the Company’s common shares for each Exchangeable Share if shareholder approval is not obtained within six months of issuance. These features, taken together, result in the instrument not qualifying for the ASC 815-10-15-74 scope exception and require classification as a level 3 liability under ASC 815-40.

Accordingly, the Exchangeable Shares are initially recognized as a derivative liability at fair value, measured at $105.5 million as of the acquisition date, and are remeasured at fair value through earnings each reporting period for as long as the exercise contingencies—including both the NASDAQ 19.99% limitation and shareholder approval—remain in place. As of September 30, 2025, these contingencies have not been resolved; therefore, the Exchangeable Shares continue to be classified as a liability. On November 4, 2025 the Company received shareholder approval. As a result, the conversion cap was removed, and Streamex Exchange shareholders may now convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity.

Revenue and Accounts Receivable

The Company had one customer which accounts for 96% of our revenue in the nine months ended September 30, 2024.

As of September 30, 2025 and December 31, 2024, the Company had no customers and three customers representing 43.6%, 39.9% and 12% of the outstanding accounts receivable, respectively.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

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

The allowance for credit losses was $109 and $0 as of September 30, 2025 and December 31, 2024, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the nine months ended September 30, 2025 and 2024, bad debt expense totaled $109 and $0, respectively.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash. The Company places its cash with credit quality institutions. At times, such amounts may be in excess of the FDIC insurance limit. As of September 30, 2025 and December 31, 2024, deposits in excess of FDIC limits were $10.4 million and nil, respectively.

In addition, as of September 30, 2025, the Company held $0.4 million in cash deposits with a Canadian financial institution that are not insured by the FDIC.

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

Translation adjustments resulting from the conversion of foreign currency financial statements are recorded in “Accumulated Other Comprehensive Loss”, a separate component of stockholders’ equity (deficit).

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

Concentration of Assets

As of September 30, 2025, the Company’s consolidated assets totaled approximately $130.5 million, of which approximately 11.36% ($14.8 million) were located in the United States and 88.64% ($115.7 million) were located in Canada. The Canadian assets are held through ExchangeCo, a wholly owned subsidiary of the Company, and relate to the Company’s Streamex Exchange business. These assets consist primarily of goodwill and intangible assets ($115.0 million), cash ($432 thousand), sales tax receivable ($39 thousand), amounts due from a related party ($11 thousand), prepaid expenses ($27 thousand), and investments ($142 thousand).

The Company evaluates geographic concentrations in accordance with ASC 275, Risks and Uncertainties, and considers potential exposure to economic, regulatory, and currency-related risks. While the Canadian-based assets represent a significant portion of consolidated assets, they are not currently subject to material operational, legal, or foreign exchange restrictions. Management believes that the Company is not exposed to heightened risk from geographic concentration, given the nature of the assets, the stability of the Canadian jurisdiction, and the strategic alignment of the Streamex Exchange business with the Company’s broader operations.

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

The computation of basic and diluted loss per share as of September 30, 2025 and 2024 excludes potentially dilutive securities when their inclusion would be anti-dilutive, or if their exercise prices were greater than the average market price of the common stock during the period.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	September 30,	September 30,
	2025	2024
Redeemable series C convertible preferred stock	352,171	618,060
Options to purchase common stock	2,736,000	2,515,200
Warrants to purchase common stock	2,414,647	4,951,068
Restricted stock units to acquire common stock	1,000,000	1,965,000
Exchangeable Shares	109,070,057	-
Totals	115,572,875	10,049,328

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award as measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are anticipated to be recovered or settled.

The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Based on the weight of available evidence, the Company maintains a full valuation allowance against its U.S. deferred tax assets.

Deferred tax liabilities have been recorded for taxable temporary differences related to intangible assets acquired in connection with the Company’s foreign subsidiary. These deferred tax liabilities are initially measured in the local currency and translated into U.S. dollars at the applicable exchange rate. Subsequent changes in the deferred tax liability due to amortization of the related intangible assets are recognized in income tax expense (benefit), while changes due to currency translation are recorded in accumulated other comprehensive income (loss).

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No such amounts were recorded for the periods presented.

For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $765,000, compared to $0 in the prior-year periods. The benefit resulted from the reversal of a deferred tax liability associated with the amortization of identifiable intangible assets acquired in the Company’s Canadian subsidiary. The benefit recognized in the current period reflects the impact of this measurement period adjustment and was recorded retrospectively as of the acquisition date. No comparable benefit was recorded in the prior-year periods as the acquisition and related tax effects did not exist at that time.

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

In July, 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting guidance for internal-use software costs. The standard removes all references to software development project stages and instead requires capitalization when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Testing/Demo equipment	312	312
Leasehold improvements	84	84
Total	1,036	1,036
Less accumulated depreciation	(998)	(951)
Property and equipment, net	$38	$85

As of September 30, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. During the nine months ended September 30, 2024, the Company re-assessed it carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded no impairment charges to current operations during the three and nine months ended September 30, 2025. Impairment charges totaled $0 and $253 during the three and nine months ended September 30, 2024.

Depreciation expenses were $15 and $27 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expenses were $48 and $144 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2024	-
Acquisition[1]	70,435
Impairment	-
Foreign currency translation adjustment	(547)
Goodwill as of September 30, 2025	$69,888

1)	Related to the acquisition of the Streamex Exchange. See Note 13 for more details. Goodwill was initially measured in the functional currency of Streamex Exchange and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in foreign exchange rates are reflected in the cumulative translation adjustment within other comprehensive loss.

During the nine months ended September 30, 2025, the Company evaluated the existence of any indicators of impairment in accordance with ASC 350, Intangibles—Goodwill and Other. While substantial doubt to continue as a going concern was considered as part of the qualitative analysis, it did not, in isolation or in combination with other factors, rise to the level of a triggering event requiring a quantitative impairment test. Based on the assessment, there was no goodwill impairment recognized in the period ended September 30, 2025.

Intangible Assets

Intangible assets consist of trade name, developed technology, legal and compliance framework, and patents, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company continues to assess potential triggering events related to the value of its intangible assets and concluded that there was no triggering events that require a quantitative impairment test during the nine months ended September 30, 2025.

The following summarizes the Company’s intangible assets as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Trade name[1]	$5,100	$-
Developed technology[1]	40,000	-
Legal and compliance framework[1]	2,400	-
Patents	380	380
Total	47,880	380
Foreign currency translation adjustment	(369)	-
Accumulated amortization	(2,101)	(111)
Intangible assets, net	$45,410	$269

1)	Intangible assets acquired in connection with the Streamex Exchange acquisition were initially measured in Canadian dollars and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in exchange rates are reflected in the carrying amounts presented above and recorded in other comprehensive loss as part of the cumulative translation adjustment.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

Amortization expenses were $1.5 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. Amortization expenses were $5 thousand and $14 thousand for the three and nine months ended September 30, 2024, respectively.

Expected future amortization expense of intangible assets as of September 30, 2025, is as follows:

Remainder of 2025	$1,457
2026	5,826
2027	5,826
2028	5,826
2029	5,826
Thereafter	20,649
Total	$45,410

NOTE 6 – RIGHT TO USE ASSETS AND LEASE LIABILITY

As of September 30, 2025 and December 31, 2024, the Company had one operating lease with payments of $15 per month, that expired on July 31, 2025.

Right to use assets is summarized below:

	September 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Right to use asset	$502	$502
Less accumulated amortization	(502)	(406)
Right to use assets, net	$-	$96

During the three months ended September 30, 2025 and 2024, the Company recorded $64 and $37 as lease expense to current period operations, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded $160 and $203 as lease expense to current period operations, respectively.

Lease liability is summarized below:

	September 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Total lease liability	$-	$102
Less: short term portion	-	(102)
Long term portion	$-	$-

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

Both leases reached the end of their contractual terms during 2025, and no extension or purchase options were exercised. As of September 30, 2025, the Company has no remaining lease receivables related to these agreements.

A reconciliation of lease receivables with customers for the nine months ended September 30, 2025 and 2024 are presented below:

Nine months ended September 30, 2025:

					Unguaranteed	Balance at
	Balance at	Recognized	Invoiced to	Interest	Residual	September 30,
	31-Dec-24	in Revenue	Customer	Earned	Assets	2025
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)
Contract asset	$17	$-	$-	$(17)	$-	$-
Less current portion	(13)	-	-	13	-	-
Noncurrent portion	$4	$-	$-	$(4)	$-	$-

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

Nine months ended September 30, 2024:

	Balance at	Recognized in	Invoiced to	Interest	Unguaranteed Residual	Balance at September 30,
	31-Dec-23	Revenue	Customer	Earned	Assets	2024
	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)	(000’s)
Contract asset	$120	$-	$(81)	$-	$4	$43
Less current portion	(103)	-	66	-	(2)	(39)
Noncurrent portion	$17	$-	$(15)	-	$2	$4

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
	(000’s)	(000’s)
Accrued accounting and legal	$1,062	$391
Accrued reimbursements and travel	-	7
Accrued consulting	188	171
Accrued finders fee	6,026	-
Accrued research and development expenses	168	351
Accrued marketing	-	13
Accrued office and other	80	439
Accrued insurance premium financing(1)	1,452	-
Accrued settlement expense	-	494
Accrued payroll	795	186
	$9,771	$2,052

(1)	On August 27, 2025, the Company entered into a premium finance agreement for the policy period beginning August 3, 2025. The total premium was $2,172,622, of which $544,242 was paid as a down payment and $1,628,380 was financed. The agreement includes a finance charge of $51,172, resulting in total payments of $1,679,552, payable in nine monthly installments of $186,617 through May 2026 at an annual percentage rate of 7.48%.

The financing obligation is secured by unearned premiums under the financed policies. As of September 30, 2025, the Company recorded prepaid insurance of approximately $1.99 million and AFCO loan payable of approximately $1.45 million. Prepaid insurance is amortized over the policy term, and the financing liability is reduced as payments are made. Interest expense is recognized using the effective interest method.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 9 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2025 and December 31, 2024, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock and 200,000 shares of Series F Preferred Stock. As of September 30, 2025 and December 31, 2024, there were no issued or outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Series C Preferred Stock

Series C Preferred Stock (“Series C”) issued and outstanding totaled 105 shares as of September 30, 2025, and December 31, 2024. As of September 30, 2025, and December 31, 2024, the Company has accrued $117,111 and $110,042 dividends payable on the Series C, respectively. As of September 30, 2025, and December 31, 2024, the cumulative dividend per share payable on the Series C was approximately $1,115 and $1,048, respectively.

Each share of Series C is convertible at the holder’s option into shares of common stock at a conversion price of $0.3197 per share, based on the stated value of $1,000 per preferred share. As of September 30, 2025, the outstanding Series C shares were convertible into an aggregate of 352,171 shares of common stock, which includes 23,738 shares issuable for accrued dividends at a conversion rate of $4.9989 per share. The Series C is subject to full ratchet anti-dilution price protection upon issuance of equity or equity-linked securities at an effective price below $0.3197 per share, as well as customary anti-dilution adjustments for stock splits and similar events.

The Series C ranks senior to common stock and all other equity securities with respect to dividends and liquidation. In the event of liquidation, holders are entitled to receive the stated value plus accrued but unpaid dividends and any other amounts due. The Series C becomes redeemable at a premium or subject to an increased dividend rate of 18% upon the occurrence of certain events, including but not limited to:

●	failure to deliver common stock upon conversion within specified timeframes,
●	failure to pay cash amounts due upon such failure,
●	insufficient authorized shares to honor conversions,
●	uncured material breaches of agreements related to the Series C,
●	a change of control transaction,
●	bankruptcy or insolvency, or
●	an unstayed judgment exceeding $100,000 for more than 45 days.

Common stock

On September 5, 2025, the Company’s shareholders approved an amendment to the Company’s articles of incorporation that increased the amount of common stock authorized for issuance to 500,000,000 with a par value of $0.001 per share.

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock. As of September 30, 2025 and December 31, 2024, the Company had 35,462,204 and 17,239,096 shares issued and outstanding, respectively.

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

During the nine months ended September 30, 2024, the Company issued an aggregate of 75,000 shares of common stock for the forgiveness of accounts payable at a fair value of $0.1 million.

During the nine months ended September 30, 2024, the Company issued an aggregate of 2,140,744 shares of common stock for services at a fair value of $1.7 million.

During the nine months ended September 30, 2024, the Company issued an aggregate of 2,322,747 shares of common stock for vested restricted stock units.

During the nine months ended September 30, 2025, the Company issued an aggregate of 5,236,922 shares of common stock for services at a fair value of $7.4 million.

During the nine months ended September 30, 2025, the Company issued an aggregate of 1,644,743 shares of common stock in exchange for 2,357,377 warrants cashless exercised.

During the nine months ended September 30, 2025, the Company issued an aggregate of 135,000 restricted stock units for shares of its common stock for the settlement and extinguishment of accounts payable at a fair value of $0.2 million.

During the nine months ended September 30, 2025, the Company issued an aggregate of 2,465,013 shares of common stock for vested restricted stock units.

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

Exchangeable Shares

The Exchangeable Shares issued by ExchangeCo in connection with the Acquisition are classified as derivative liabilities under ASC 815 – Derivatives and Hedging. Although legally issued by a Canadian subsidiary, the Exchangeable Shares are exchangeable into the Company’s common stock and include economic rights that are substantially similar to the Company’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee), these rights are contingent upon stockholder approval.

The right to exchange Exchangeable Shares into the Company’s common stock is not itself subject to shareholder approval. However, the exercise of certain rights—specifically, the ability to exchange into more than 19.99% of the Company’s outstanding common stock (the “NASDAQ 19.99% limitation”) and the receipt of special voting rights—are contingent upon shareholder approval. As a result, until shareholder approval is obtained and the 19.99% limitation is lifted, the instrument contains exercise contingencies that preclude equity classification under ASC 815-40.

The NASDAQ 19.99% limitation is an exercise contingency that restricts the number of the Company’s common shares that can be issued upon exchange prior to shareholder approval. In addition, the Exchange Ratio is subject to adjustment from 1.00 to 1.25 the Company’s common shares for each Exchangeable Share if shareholder approval is not obtained within six months of issuance. These features, taken together, result in the instrument not qualifying for the ASC 815-10-15-74 scope exception and require classification as a liability.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

The Exchangeable Shares were initially recognized as a derivative liability at fair value, measured at $105.5 million as of the acquisition date. They are remeasured at fair value through earnings each reporting period for as long as the exercise contingencies—including the NASDAQ 19.99% limitation and the requirement for shareholder approval—remain unresolved. As of September 30, 2025, shareholder approval has not been obtained and the contingencies remain in place; therefore, the Exchangeable Shares continue to be classified as a liability. On November 4, 2025 the Company received shareholder approval. As a result, the conversion cap was removed, and Streamex Exchange shareholders may now convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity.

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

On March 5, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 758,514 shares Common Stock at a purchase price of $1.07974 per share, and warrants to purchase up to 758,514 shares of Common Stock at an exercise price of $0.95474 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, in exchange for aggregate consideration of $0.8 million

On August 13, 2025, the Company entered into an underwriting agreement with certain accredited investors pursuant to which the Company sold an aggregate of 3,852,149 shares of its common stock at a public offering price of $3.90 per share. The offering closed on August 15, 2025, resulting in gross proceeds of approximately $15.0 million. The Company incurred transaction costs of approximately $1.45 million, including underwriting discounts, commissions, and other offering expenses, resulting in net proceeds of approximately $13.6 million.

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

During the nine months ended September 30, 2025, the Company sold an aggregate of 4,403,166 shares through the Company’s at the market offering agreement for gross proceeds of $4,019,063, or $3,882,420 net of fees of $136,643.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 10 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

Streamex Corp.

2023 Long-Term Incentive Plan

Stockholders approved the Third Amendment to the Company’s 2023 Long-Term Incentive Plan (the “Incentive Plan Amendment”) on September 5, 2025, increasing the total number of shares authorized for issuance under the plan by 10,359,211 shares, from 4,376,595 shares to 14,735,806 shares. As of September 30, 2025, there were 11,219,081 shares available under the 2023 Long-Term Incentive Plan.

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

The following table presents information related to stock options as of September 30, 2025:

Options Outstanding			Options Exercisable
		Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	2,715,000	9.0	2,715,000
10.00-19.99	15,000	7.6	15,000
20.00-49.99	3,000	3.5	3,000
50.00-69.99	3,000	4.3	3,000
	2,736,000	9.0	2,736,000

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	2,515,200	$0.96	9.6	$2,501,040
Issued	250,000	$0.84	9.6
Forfeited/expired	(29,200)	$17.34
Outstanding at September 30, 2025	2,736,000	$0.78	9.0	$14,040,120
Exercisable at September 30, 2025	2,736,000	$0.78	9.0	$14,040,120

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of the Company of $5.76 as of September 30, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

The fair value of all options vesting during the three and nine months ended September 30, 2025 of $0 and $1,076,015, respectively, was charged to current period operations. The fair value of all options vesting during the three and nine months ended September 30, 2024 of $498,445 and $655,863, respectively, was charged to current period operations. As of September 30, 2025, there was no unrecognized compensation expense related to stock options.

On May 23, 2025, in connection with the Company’s acquisition of Streamex Exchange, the Company entered into an amendment to the Executive Employment Agreement with Anthony Amato, its former Chief Executive Officer. Pursuant to the amendment, all previously granted equity awards to Mr. Amato—including vested and unvested stock options—were accelerated and deemed fully vested and nonforfeitable as of May 28, 2025. In addition, the post-resignation exercise period for all vested options was extended to the later of the original expiration date or 36 months following the transaction closing.

As a result of this modification, the Company recognized incremental stock-based compensation expense of $0 and $450,820 during the three and nine months ended September 30, 2025, which is included in the total expense disclosed above. No unrecognized compensation expense remains related to Mr. Amato’s equity awards as of September 30, 2025.

During the nine months ended September 30, 2025, the Company granted options to purchase shares of its common stock, which were valued using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the options granted:

Assumption	Value
Weighted average grant date fair value	$0.80
Expected volatility	122.43%
Risk-free interest rate	4.32%
Expected dividend yield	0.00%
Expected Term (in years)	10.0

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of Streamex Corp. as of September 30, 2025:

Exercise Price	Number of Options	Expiration Date
$0.3000	11,982	Nov-29
0.9547	665,900	Sep-28
1.7800	523,561	May-29
2.3875	106,237	May-29
3.3640	117,828	Jul-29
4.0660	25,000	Nov-32
4.4550	107,483	Jun-28
4.4660	48,980	Nov-28
4.6626	5,580	Apr-29
4.9252	49,550	Mar-29
4.9290	71,593	Mar-29
5.1358	99,243	Jul-28
7.1810	83,270	Jul-28
7.5020	9,846	Jul-28
7.9630	21,369	Aug-28
9.0000	21,709	Jun-27
9.5960	84,390	Jan-29
10.0992	19,118	Aug-28
10.2600	51,705	Sep-28
10.4678	84,296	Sep-28
11.3000	40,417	Oct-28
13.2800	96,198	Nov-28
48.0000	12,500	Jul-26
61.6000	56,892	Nov-27
	2,414,647

During the nine months ended September 30, 2025, the Company issued warrants to purchase an aggregate of 758,514 shares of its common stock to investors at an exercise price of $0.9547 per share.

During the nine months ended September 30, 2025, the Company issued 1,644,743 shares of its common stock upon cashless exercise of 2,357,377 warrants to purchase shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for nine months ended September 30, 2025 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2025	4,899,716	$4.88	3.5	$405,018
Issued	758,514	0.95	2.6
Forfeited/expired	(886,206)	41.32	-	-
Exercised	(2,357,377)	2.41	-	-
Outstanding at September 30, 2025	2,414,647	$5.57	3.2	$6,404,542

Vested and expected to vest at September 30, 2025	2,414,647	$5.57	3.2	$6,404,542
Exercisable at September 30, 2025	2,414,647	$5.57	3.2	$6,404,542

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $5.76 as of September 30, 2025, which would have been received by the warrant holders had those warrants holders exercised their options as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the nine months ended September 30, 2025:

Restricted shares issued as of January 1, 2025	1,385,839
Granted	7,515,267
Vested and issued	(7,836,943)
Forfeited	(64,163)
Total	1,000,000
Comprised of:
Vested restricted shares as of September 30, 2025	-
Unvested restricted shares as of September 30, 2025	1,000,000

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

During the nine months ended September 30, 2025, the Company granted an aggregate of 7,380,267 restricted stock units (“RSUs”) for shares of its commons stock to various key consultants and employees for services rendered. These RSUs were granted at fair value on the grant date. Included in this total are 1,000,000 RSUs granted to Mitchell Williams, the Company’s Chief Investment Officer, with a grant-date fair value of approximately $5.0 million. Also, included in this total are 40,000 RSUs granted to a third-party consultant for services for the period beginning in September through December 2025, with a grant-date fair value of approximately $155 thousand. As of September 30, 2025, approximately $125 thousand is included in prepaid expenses and vendor deposits on the accompanying condensed consolidated balance sheet.

Mr. Williams RSUs vest over an 18-month period, with one-third vesting on April 24, 2026 and the remaining two-thirds vesting in five substantially equal quarterly installments thereafter, subject to continued service.

During the nine months ended September 30, 2025, the Company issued an aggregate of 135,000 RSUs for shares of its common stock for the settlement of accounts payable at a fair value of $0.2 million.

Stock based compensation expense related to RSU grants was $14.66 million and $4.59 million for the nine months ended September 30, 2025 and 2024, respectively. Stock based compensation expense related to RSU grants was $0.87 million and $1.02 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the stock-based compensation relating to RSUs of $4.03 million remains unamortized and a remaining weighted average life of 1.22 years.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

Warrants (ViralClear)

A summary of the warrant activity for nine months ended September 30, 2025 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual
	Shares	Exercise Price	Term
Outstanding at January 1, 2025	480,347	$5.07	2.9
Forfeited/expired	(6,575)	10.00
Outstanding at September 30, 2025	473,772	$5.00	2.1
Exercisable at September 30, 2025	473,772	$5.00	2.1

The following table presents information related to warrants (ViralClear) at September 30, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2025:

Restricted shares outstanding at January 1, 2025:	678,679
Forfeited	-
Total restricted shares outstanding at September 30, 2025:	678,679

Comprised of:
Vested restricted shares as of September 30, 2025	678,679
Unvested restricted shares as of September 30, 2025	-
Total	678,679

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at September 30, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

NOTE 11 – NON-CONTROLLING INTEREST

As of September 30, 2025 and December 31, 2024, the Company had a majority interest in ViralClear of 69.74% and 69.08%, respectively. As of September 30, 2025 and December 31, 2024, the Company had a majority interest in of BioSig AI of 84.5% for both periods.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended September 30, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income	$-	$(3)	$(3)
Average Non-Controlling interest percentage of losses	30%	16%	16%
Net income attributable to non-controlling interest	$-	$ *	$ *

*	Less than $0.5 thousand

Net loss attributable to the non-controlling interest for the three months ended September 30, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income (loss)	$-	$-	$-
Average Non-Controlling interest percentage of profit/losses	32%	16%	15%
Net income (loss) attributable to non-controlling interest	$-	$-	$-

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income	$-	$95	$95
Average Non-Controlling interest percentage of losses	30%	16%	16%
Net income attributable to non-controlling interest	$-	$16	$16

Net loss attributable to the non-controlling interest for the nine months ended September 30, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income (loss)	$(41)	$24	$(17)
Average Non-Controlling interest percentage of profit/losses	32%	16%	52%
Net income (loss) attributable to non-controlling interest	$(13)	$4	$(9)

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Balance, January 1, 2025	$(171)	$188	$17
Net income attributable to non-controlling interest	-	16	16
Balance, September 30, 2025	$(171)	$204	$33

The following table summarizes the changes in non-controlling interest for the nine months ended September 30, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Balance, January 1, 2024	$(158)	$184	$26
Net income (loss) attributable to non-controlling interest	(13)	4	(9)
Balance, September 30, 2024	$(171)	$188	$17

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 12 — COMMITMENTS AND CONTINGENCIES

2017 Know-How License Agreement with Mayo Foundation

On March 15, 2017, the Company entered into an exclusive license agreement with Mayo Foundation for Medical Education and Research, covering specific know-how and patent applications in signal processing and electrophysiology. The agreement has a ten-year term. The Company is obligated to pay royalties of 1% or 2% on net sales of licensed products. As of September 30, 2025 and December 31, 2024, accounts payable under this agreement was $4.

EP Software License Agreement (2019)

On November 20, 2019, the Company entered into an exclusive worldwide license agreement with Mayo for electrophysiology software and related patent rights. The agreement includes earned royalty payments and milestone payments up to $625,000. It expires upon the later of the patent rights’ expiration or the 10th anniversary of the first commercial sale. As of September 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

Tools License Agreement (2019)

Also on November 20, 2019, the Company entered into an amended and restated license agreement with Mayo for electrophysiology systems. The Company paid an upfront fee of $100,000 and agreed to milestone payments up to $550,000. In June 2021, a $75,000 milestone payment was made upon the issuance of patent rights. As of September 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

ViralClear License Agreement (2019)

On November 20, 2019, the Company’s majority-owned subsidiary, ViralClear, entered into an exclusive license agreement with Mayo for technologies related to stimulation and electroporation for various medical treatments. The agreement includes earned royalty payments and milestone payments up to $700,000. In June 2021, a $75,000 milestone payment was made upon the issuance of patent rights. As of September 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

Trek Therapeutics Agreement

On March 24, 2020, ViralClear agreed to pay Trek Therapeutics, PBC, 10% of any consideration received from sublicensing, sale, transfer, or similar transactions. Additionally, ViralClear received rights from Trek involving certain formulas and compounds, with milestone payments of $10 million and $5 million upon marketing authorization in the first and second countries, respectively, and 6% royalty payments. As of September 30, 2025 and December 31, 2024, accounts payable under this agreement was $0.

Tokenized Yield Partnership Agreement

Overview

On September 8, 2025, the Company entered into a Tokenized Yield Partnership Agreement (the “Token Agreement”) with Monetary Metals & Co. (“MM”), a Delaware corporation. The Token Agreement establishes an exclusive, multi-year strategic partnership to design, launch, and distribute blockchain-based financial products that tokenize the yield generated from MM’s precious-metal lease and bond programs. The Token Agreement commenced on September 8, 2025 and continues for an initial term of three years, subject to automatic one-year renewal periods unless terminated in accordance with its terms.

As of September 30, 2025, there was no activity under this arrangement, and no amounts have been recognized in the Company’s financial statements.

Exclusivity and Performance Conditions

For at least three years, MM agreed not to engage with any other party to tokenize the yield or other financial attributes of its precious-metal lease or bond products, and the Company agreed not to partner with any third party to tokenize yield derived from precious-metal leases, in each case subject to specified volume-based performance conditions. To maintain exclusivity, the Company must supply at least 10% of the total leased ounces presented by MM each quarter that meet defined criteria, including minimum insurance standards, a net yield of at least 3% per annum after origination fees, and compliance with restrictions on counterparties and jurisdictions. Failure to meet these thresholds, after a 90-day cure period, results in loss of exclusivity but does not obligate the Company to commit capital or continue participation.

Economic Terms

MM will provide the Company with a discounted fee and quarterly cash rebate on Company gold purchases based on a tiered schedule ranging from 0.75% to 0.20% of aggregate quarterly purchase volume. MM will also pay the Company a quarterly revenue share on Company-supplied gold deployed in qualifying leases, ranging from 0.35% to 0.50%, depending on total kilograms leased. All intellectual property arising from the design and development of tokenized yield products will be owned exclusively by the Company, while MM retains ownership of intellectual property related to its lease and bond products.

Termination

Either party may terminate the Token Agreement for convenience on six months’ notice or for customary breach and insolvency events. Certain exclusivity obligations survive for a minimum of three years.

TriView Capital Ltd.

On June 1, 2025, the Company entered into an agreement with TriView Capital Ltd. (“TriView”) to acquire 9.9% of TriView’s issued and outstanding shares for a total purchase price of CAD $198,000 (approximately USD $146,843), payable in four equal monthly installments from June through September 2025. The Company completed all installment payments during the quarter ended September 30, 2025 and expects to receive the shares representing its 9.9% ownership interest.

Under the agreement, the Company also holds an option to acquire the remaining 90.1% of TriView’s outstanding shares for CAD $1.8 million (approximately USD $1.3 million) at any time prior to December 12, 2025. This option has not been exercised as of September 30, 2025 and is disclosed as a commitment. TriView retains the right to cancel the agreement prior to issuance of shares, in which case amounts paid would be refunded; management believes the likelihood of cancellation is remote.

See Note 15 – Investment in TriView Capital Ltd. for additional details.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

Senior Secured Convertible Debenture and Equity Agreements

On July 7, 2025, the Company entered into a secured convertible debenture purchase agreement with YA II PN, LTD., a Cayman Islands exempt limited company (“Yorkville”), pursuant to which Yorkville will purchase senior secured convertible debentures in the aggregate principal amount of USD$100,000,000 (the “Convertible Debentures”), which will be convertible into shares of the Company’s common stock, par value $0.001 per share. On August 13, 2025, the Company amended the agreement to revise the structure of the transaction.

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

Yorkville’s obligation to purchase is limited to the initial $50 million (two closings) upon satisfaction of closing conditions. Additional issuances beyond the initial $50 million are discretionary and require mutual consent. The agreement does not contain a specified termination date; however, it remains in effect until all obligations are satisfied or terminated by mutual agreement.

Standby Equity Purchase Agreement

On July 7, 2025, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with Yorkville. Under the SEPA, the Company has the right, but not the obligation, to issue and sell to Yorkville up to $1,000,000,000 of its Common Stock, from time to time during a 36-month commitment period, subject to certain terms, limitations, and conditions.

The Company controls the timing and amount of any sales of Common Stock to the Yorkville under the SEPA at its discretion. The Company may deliver an advance notice (“Advance Notice”) to Yorkville specifying the number of shares it elects to sell, but may not deliver an Advance Notice until any issued Convertible Debenture(s) has been repaid and/or converted in full, except with Yorkville’s prior written consent. Each Advance Notice will be priced at 97% of the lowest VWAP of the Common Stock during the three consecutive trading days commencing on the date the Advance Notice is received by Yorkville, subject to certain adjustments if the daily VWAP is below a minimum acceptable price specified by the Company. No Advance Notice may cause Yorkville’s beneficial ownership to exceed 4.99% of the Company’s outstanding Common Stock. The Company may not deliver Advance Notices that would cause the aggregate number of shares issued under the SEPA to exceed the Exchange Cap (representing 19.99% of the Common Stock outstanding as of the effective date of the SEPA), unless (a) approval of the Company’s stockholders is obtained or (b) the average price of all sales of Common Stock under the SEPA equals or exceeds $9.414, as defined in the agreement.

The Company is required file a registration statement with the SEC to register for resale the Common Stock issuable under the SEPA and is required agree to maintain its effectiveness during the term of the SEPA. Yorkville’s obligation to purchase Common Stock under the SEPA is subject to customary closing conditions, including the effectiveness of the registration statement.

As consideration for Yorkville’s commitment under the SEPA, the Company agreed to pay a commitment fee equal to 1.0% of the commitment amount, with the initial payment due concurrently with the first closing of a sale under the SEPA, and the balance payable in equal quarterly installments within fifteen days after the end of the applicable calendar quarter, in either cash or shares of Common Stock, at Yorkville’s discretion.

The SEPA contains customary representations, warranties, covenants, conditions, and indemnification obligations of the parties. The SEPA will terminate automatically on the earliest of (i) 36 months after the date of execution, or (ii) the date Yorkville has purchased the full commitment amount of Common Stock. The Company may also terminate the SEPA at any time without fee or penalty upon five business days’ written notice to Yorkville, provided there are no pending Advance Notices.

Both agreements are subject to customary closing conditions, including stockholder approval and, in the case of the SEPA, the effectiveness of a registration statement. The Company may not access proceeds under the SEPA until any issued debentures have been repaid or converted, unless waived by Yorkville.

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

The Investor’s obligation to purchase the Company’s shares of Common Stock pursuant to the Subscription Agreement is subject to a number of conditions, including that the Company file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), registering the issuance and sale of the Commitment Shares and the Advance Shares to be issued and sold pursuant to an Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement be declared effective by the SEC. The Company has not filed a registration statement on a Form S-1 or Form S-3 as of September 30, 2025.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

Finder Agreements Related to Streamex Exchange Transaction

On May 27, 2025, the Company and Streamex Exchange entered into separate Finder Agreements with three unaffiliated third parties (each, a “Finder”) in connection with the transactions contemplated by the Share Purchase Agreement dated May 23, 2025, among the Company, Streamex Exchange, and related parties.

Under the terms of the Finder Agreements, the Finders facilitated introductions between Streamex Exchange and Company management. As compensation for these introductory services, the Company agreed to issue to the Finders, in aggregate, shares of its common stock representing 3.75% of the Company’s outstanding shares immediately prior to the closing of the Share Purchase Agreement (the “Closing”). The shares are to be issued no later than two business days following shareholder approval of certain matters set forth in the Share Purchase Agreement (the “Parent Stockholder Matters”).

The Streamex transaction successfully closed on May 28, 2025. Although the issuance of shares to the Finders remains contingent upon shareholder approval of the Parent Stockholder Matters, the Company determined that the obligation to compensate the Finders was probable upon the Closing. Accordingly, the Company recognized expense and recorded an accrual of approximately $6,025,880 in connection with the Finder Agreements during the nine months ended September 30, 2025. The expense is reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.

On November 4, 2025, the Company obtained shareholder approval of the Parent Stockholder Matters. As a result, the share issuance obligation under the Finder Agreements became effective, and the Company expects to issue the shares in accordance with the terms of the agreements.

Letter of Intent with Simplify

On September 14, 2025, the Company entered into a non-binding Letter of Intent with Simplify Asset Management Inc. to explore a potential strategic partnership focused on developing tokenized exchange-traded products (ETPs) and ETFs incorporating Streamex’s Gold Yield Token. The LOI outlines preliminary terms for product co-development, revenue sharing, and regulatory cooperation; however, it does not create any binding obligation to consummate a transaction. The LOI includes customary confidentiality and other provisions and will expire 90 days from execution unless extended by mutual agreement. There can be no assurance that definitive agreements will be executed or that any transaction will occur.

Share Purchase Agreement with Streamex Exchange

On May 23, 2025, the Company entered into a Share Purchase Agreement with Streamex Exchange Corporation and related parties. The transaction closed on May 28, 2025, at which time the Company, through a wholly owned subsidiary, acquired all issued and outstanding shares of Streamex Exchange in exchange for 109,070,079 Exchangeable Shares. These Exchangeable Shares are convertible into shares of the Company’s common stock on a one-for-one basis, subject to certain conditions and shareholder approvals.

In accordance with Nasdaq listing rules, the Exchangeable Shares are initially limited to 19.9% of the Company’s pre-transaction common stock outstanding. The Company is seeking shareholder approval of certain matters outlined in the Share Purchase Agreement (the “Parent Stockholder Matters”), which would authorize sufficient common stock and remove the conversion cap. Upon approval, Streamex Exchange shareholders would be entitled to convert their Exchangeable Shares into the Company’s common stock up to a total of 75% of the Company’s fully diluted common stock. No additional shares are issued—rather, the approval enables full conversion of shares already held. If such approval is not obtained by November 28, 2025, the exchange ratio will adjust from 1.0 to 1.25, increasing the number of common stock issuable upon conversion of each Exchangeable Share.

As of September 30, 2025, shareholder approval of the Parent Stockholder Matters had not been obtained, and the Exchangeable Shares remain subject to the initial conversion limitations. On November 4, 2025 the Company received shareholder approval. As a result, the conversion cap was removed, and Streamex Exchange shareholders may now convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity.

Litigation

On February 22, 2024, the Company received a threat of litigation seeking restitution for losses resulting from alleged unlawful actions taken by the Company and its board of directors. The claimant contends that he and others have sustained losses totaling approximately $1,440,000. On March 22, 2024, September 3, 2024, September 27, 2024 and December 6, 2024, the claimant sent additional letters to the Company referencing the previous letters and requesting several documents. On September 19, 2024, the Company sent the claimant a cease and desist and litigation hold notice which threatened legal action against the claimant if the conduct continued. On March 24, 2025, the Company entered into a settlement agreement with the claimant and accrued $0 and $494,000 as of September 30, 2025 and December 31, 2024, respectively. The settlement was paid on April 24, 2025.

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

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 13 – BUSINESS ACQUISITION

Streamex Exchange Corporation

Transaction Overview

On May 28, 2025, the Company completed the acquisition of Streamex Exchange, a software development company based in Vancouver, British Columbia, specializing in digital tools for commodity trading and finance.

The acquisition was effected pursuant to a Share Purchase Agreement dated May 23, 2025, as amended on May 27, 2025 (collectively, the “Agreement”), by and among the Company, its wholly-owned subsidiaries ExchangeCo and Callco, the Stream Exchange Shareholders, and 1540873 B.C. Ltd., as trustee under the Exchange Rights Agreement.

Under the terms of the Agreement, ExchangeCo acquired all of the issued and outstanding shares of Streamex Exchange (the “Purchased Shares”) in exchange for 109,070,079 Exchangeable Shares of ExchangeCo, issued at a ratio of 2.046862 Exchangeable Shares per Purchased Share. The Exchangeable Shares are exchangeable on a one-for-one basis for shares of the Company’s common stock, subject to certain adjustments and conditions described below.

The purpose of the Acquisition is to enhance shareholder value by combining with a privately held operating company and positioning the combined entity for future growth with expansion into digital commodity trading and blockchain-based financial technologies. The acquisition is expected to enhance the Company’s product offerings, accelerate blockchain integration, and provide access to Streamex Exchange engineering talent and regulatory infrastructure.

Shareholder Approval and Contingent Features

Initially, the Exchangeable Shares are not exchangeable into more than 19.99% of the Company’s outstanding common stock on a pre-transaction basis, in accordance with Nasdaq listing rules. Following the closing, the Company intended to seek stockholder approval to the following:

A)	Approve the issuance of our shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Agreement.
B)	Approve the issuance of shares of our common stock underlying the Convertible Debentures to Yorkville.
C)	Approve the increase in the total number of shares of our common stock authorized for issuance under our 2023 Long-Term Incentive Plan by 10,359,211 shares to a total of 14,735,806 shares.
D)	Approve the potential issuance of 19.99% or more of our issued and outstanding common stock pursuant to the SEPA with Yorkville.
E)	Approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000.
F)	Approve of an amendment to our Amended and Restated Certificate of Incorporation to classify our board of directors into three staggered classes.

At the special meeting of stockholders held on September 5, 2025, Proposals B—F were approved. Proposal A was adjourned to November 4, 2025.

Upon stockholder approval of Proposal A, the holders of Exchangeable Shares are entitled to receive, in total, shares representing 75% of the Company’s fully diluted common stock as of the Agreement date.

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

In connection with the acquisition of Streamex Exchange, the Company incurred total acquisition-related costs of $7,116,411 during the nine months ended September 30, 2025. These costs primarily consisted of legal, accounting, and consulting fees directly attributable to the transaction. Included in this amount was the issuance of 200,000 shares of the Company’s common stock to a third-party consultant, valued at $1,010,000 based on the grant-date fair value and the expected issuance of 1,030,065 shares of the Company’s common stock to third party consultants in connection with a finders fee, valued at $6,025,880. These costs were expensed as incurred and are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

The Company recorded all tangible and identifiable intangible assets acquired and liabilities assumed at their preliminary estimated fair values as of the acquisition date. The preliminary allocation is as follows:

Preliminary Amount Recognized as of the Acquisition Date (In Thousands)
Assets acquired
Cash	$366
Due from related party	11
Sales tax receivable	14
Prepaid expenses	22
Trade name	5,100
Developed technology	40,000
Legal and compliance framework	2,400
Goodwill	70,435
Total assets acquired	$118,348
Liabilities assumed
Accounts payable and accrued expenses	$(262)
Deferred tax liability	(12,588)
Total liabilities assumed	$(12,850)
Net assets acquired	105,498

Deferred tax liability

In connection with the acquisition of Streamex Exchange, the transaction was structured as a stock acquisition for both U.S. and Canadian tax purposes. No election was made under IRC §338(g); therefore, no step-up in the tax basis of the acquired assets was obtained in either jurisdiction. The purchase price allocation created taxable temporary differences related to identifiable intangible assets, resulting in a deferred tax liability of approximately $12.6 million, measured using the enacted combined Canadian federal and provincial rate of 26.5%. Because these deferred tax liabilities arise in a separate foreign jurisdiction, they cannot offset deferred tax assets of the U.S. parent. The corresponding increase in goodwill was recognized as part of purchase accounting.

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

Goodwill

Goodwill of $70.4 million represents the excess of the purchase consideration over the fair value of net assets acquired. Goodwill of $70.4 million was recognized in connection with the acquisition. None of the goodwill is expected to be deductible for tax purposes. The goodwill is assigned to the consolidated reporting unit, as the Company operates as a single segment. The goodwill primarily represents expected synergies, assembled workforce, and future growth potential. No goodwill arose from step acquisitions or noncontrolling interests.

Measurement Period

During the three months ended September 30, 2025, the Company recorded a measurement period adjustment related to the acquisition of Streamex Exchange. The adjustment resulted in the recognition of a deferred tax liability of approximately $12.6 million, primarily related to permanent differences arising from the fair value of identifiable intangible assets acquired in the transaction. This adjustment was recorded as an increase to deferred tax liabilities and a corresponding increase to goodwill. The adjustment was identified based on additional information obtained about facts and circumstances that existed as of the acquisition date and was accounted for retrospectively as a measurement period adjustment. As such, the adjustment was reflected as if it had been recorded at the acquisition date and did not impact the Company’s consolidated statements of operations or cash flows for the three and nine months ended September 30, 2025.

The Acquisition was recorded as a business combination on a preliminary valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to their fair value of the assets and liabilities (“Level 3” inputs). We expect to complete our purchase price allocation, as well as our fair value estimate of the purchase price consideration as soon as reasonably possible, not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material. Goodwill represent the excess of the purchase price consideration over the preliminary valuation of the net assets acquired.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

As of September 30, 2025, the purchase price allocation remains preliminary. The Company is continuing to assess the fair values of certain identifiable intangible assets and contingent liabilities, including the potential adjustment to Exchangeable Shares in the event shareholder approval is not obtained. As the shareholder vote had not occurred as of September 30, 2025, the related contingency remains unresolved and subject to final valuation.

On November 4, 2025 the Company received shareholder approval for the issuance of our shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Agreement. As a result, the conversion cap was removed, and Streamex Exchange shareholders may now convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity.

Pro-Forma Financial Information (Unaudited)

The following unaudited pro forma information presents the consolidated results of Streamex Exchange included in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss for the nine months ended September 30, 2025, as if the acquisition was made on January 1, 2025, and operations for the three and nine months ended September 30, 2024, as if the Acquisition had occurred on April 5, 2024, the date of inception of Streamex Exchange. The unaudited pro forma information is presented for illustrative purposes only. It is not necessarily indicative of the results of operations of future periods, or the results of operations that actually would have been realized had the entities been a single company during the periods presented or the results that the combined company will experience after the acquisition. The unaudited pro forma information does not give effect to the potential impact of current financial conditions, regulatory matters or any anticipated synergies, operating efficiencies or cost savings that may be associated with the acquisition. The unaudited pro forma information also does not include any integration costs or remaining future transaction costs that the companies may incur related to the acquisition as part of combining the operations of the companies.

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisition had occurred on January 1, 2025, is as follows:

For the Nine Months Ended September 30, 2025
Revenue	$200
Net loss	(42,098)

The unaudited pro forma consolidated results of revenue and net loss, assuming the acquisitions had occurred on April 1, 2024, the date of inception of Streamex Exchange, is as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2024	2024
Revenue	$-	$27
Net loss	(4,038)	(20,753)

The unaudited pro forma results for the nine months ended September 30, 2025, include material nonrecurring adjustments of $2,297 related to the amortization of intangible assets acquired in connection with the Streamex Exchange acquisition, and $609 related to income tax benefit recognized from the deferred tax liability acquired in connection with the Streamex Exchange acquisition.

The unaudited pro forma results for the three months ended September 30, 2024, include material nonrecurring adjustments of $1,477 related to the amortization of intangible assets acquired in connection with the Streamex Exchange acquisition, and $391 related to income tax benefit recognized from the deferred tax liability acquired in connection with the Streamex Exchange acquisition.

The unaudited pro forma results for the nine months ended September 30, 2024, include material nonrecurring adjustments of $2,963 related to the amortization of intangible assets acquired in connection with the Streamex Exchange acquisition, $785 related to income tax benefit recognized from the deferred tax liability acquired in connection with the Streamex Exchange acquisition, $6,026 related to the finders fees incurred and earned upon closing of the transaction, $400 of severance expense related to the resignation of the Company’s former CEO following the acquisition, and $1,010 related to the issuance of 200,000 shares of the Company’s common stock to a consultant in lieu of cash compensation in connection with the acquisition.

For the nine months ended September 30, 2025, the operating activities of Streamex Exchange included in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss were insignificant to the Company’s financial results.

For the three months ended September 30, 2025 the operating activities of Streamex Exchange are fully reflected in the Company’s unaudited condensed consolidated statement of operations and comprehensive loss.

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

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

Assets that are measured at fair value and classified as level 3 on a nonrecurring basis are as follows:

Description	May 28, 2025
Trade name	$5,100
Developed technology	$40,000
Legal and compliance framework	$2,400
Goodwill	$70,435

All these assets were measured at the acquisition dates in conjunction with the Streamex Exchange acquisition.

The significant unobservable inputs used in our level 3 fair value measurements during the nine months ended September 30, 2025 are as follows:

Areas	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Trade name	Relief-from-Royalty Method	Royality Rate	1%
		Revenue Growth Rate	53% average through FY2030, 3% thereafter
		Discount rate	40%
		Income tax rate	26%
		Tax amortization period	20 yrs
Developed technology	Multi-Period Excess Earnings Method (MPEEM)	Royalty rate	1%
		Revenue Growth Rates	53% average through FY2030, 3% thereafter
		Expense Growth Rates	16% - 26%
		Contributory Assets’ Charge	17.1% - 193.6%
		Obsolesce	Sigmoid curve over 8-year life
		Distributor EBIT margin for customer relationships	9%
		Discount rate	40%
		Income tax rate	26%
		Tax amortization period	20 yrs
Legal and compliance framework	Cost Approach	Replacement cost growth rate	3%
		Cap Ex Rates	1%
		Contributory Assets Rates	40%
		After tax rate of return	40%
		Useful life	7 yrs

In connection with the acquisition of Streamex Exchange Corporation on May 28, 2025, Streamex Corp. issued 109,070,079 Exchangeable Shares through its wholly-owned subsidiary, ExchangeCo, as purchase consideration. The Exchangeable Shares are convertible into the Company’s common stock on a 1:1 basis, subject to a 1.25:1 adjustment if shareholder approval is not obtained within six months. As of the acquisition date, the Exchangeable Shares were not exchangeable into more than 19.9% of the Company’s outstanding common stock, pending shareholder approval.

Due to the lack of an active market and the contingent nature of conversion, the Exchangeable Shares were classified as a Level 3 instrument under ASC 820.

The fair value of the derivative liability was estimated using a discounted cash flow method and a market capitalization reconciliation. The following table summarizes the significant unobservable inputs used in the valuation:

Initial Recognition – May 28, 2025

The valuation incorporated:

●	Valuation technique: Discounted Cash Flow (DCF) method and a market capitalization reconciliation
●	Key unobservable inputs:

○	Discount rate: 40.0%
○	Terminal growth rate: 3.0%
○	Capitalization rate: 37.0%
○	Revenue growth rate: 53% average annual growth through FY2030, 3% thereafter
○	Expense rate: ~16% to ~26% of tokenization revenue over the forecast period
○	Capital expenditure rate: 1% of revenue annually
○	Income tax rate: 26%

●	Fair value conclusion: $105.5 million (USD in 000s)

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

This valuation was used to determine the total preliminary purchase consideration for the acquisition.

Remeasurement – September 30, 2025

As of September 30, 2025, the Exchangeable Shares remained unlisted and subject to shareholder approval for full conversion. No observable market transactions occurred during the period. The Company reassessed the fair value using updated inputs, including:

●	Valuation technique: Discounted Cash Flow (DCF) method and a market capitalization reconciliation
●	Key unobservable inputs:

○	Discount rate: 40.0%
○	Terminal growth rate: 3.0%
○	Capitalization rate: 37.0%
○	Revenue growth rate: ~106% average annual growth through FY2032, 3% thereafter
○	Expense rate: ~16% to ~26% of tokenization revenue over the forecast period
○	Capital expenditure rate: 1% of revenue annually
○	Income tax rate: 26%

●	Fair value conclusion: $115.7 million (USD in 000s)

As a result, the fair value of the Exchangeable Shares remained was $115.7 million as of September 30, 2025. The instrument continues to be classified as Level 3 due to the absence of observable market inputs and the contingent nature of conversion.

Rollforward of Level 3 Fair Value Measurements:

Amount ($000s)
Initial recognition (May 28, 2025)	$105,498
Change in fair value	10,214
Settlements (Exchange to Common Stock)*	-
Balance as of September 30, 2025	$115,712

*	Represents the reduction in derivative liability for Exchangeable Shares exchanged for common stock upon shareholder approval. No exchanges occurred during the period ended September 30, 2025.

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

The fair value of the Exchangeable Shares is sensitive to changes in key unobservable inputs, particularly the discount rate and projected cash flows. An increase in the discount rate or a decrease in projected cash flows would result in a lower fair value measurement. These inputs are interrelated, as higher perceived risk (reflected in the discount rate) may also impact management’s cash flow expectations. Due to the venture-stage nature of Streamex Exchange and the contingent conversion feature, the valuation remains highly sensitive to these assumptions.

NOTE 15 – INVESTMENT IN TRIVIEW CAPITAL LTD.

On June 1, 2025, the Company entered into an agreement with TriView Capital Ltd. (“TriView”) to acquire 9.9% of TriView’s issued and outstanding shares for a total purchase price of CAD $198,000 (approximately USD $146,843), payable in four equal monthly installments from June through September 2025. The Company completed all installment payments during the quarter ended September 30, 2025 and expects to receive the shares representing its 9.9% ownership interest.

The investment is accounted for under ASC 321, Investments – Equity Securities, and is recorded at cost as a non-marketable equity security. As of September 30, 2025, the carrying amount of the investment was approximately USD $142,000, based on the cumulative USD equivalent of CAD $198,000 translated at payment dates. The Company will evaluate the investment for impairment and adjust for observable price changes in orderly transactions for identical or similar securities, if any.

Under the agreement, the Company also holds an option to acquire the remaining 90.1% of TriView’s outstanding shares for CAD $1.8 million (approximately USD $1.3 million) at any time prior to December 12, 2025. This option has not been exercised as of September 30, 2025 and is disclosed as a commitment. TriView retains the right to cancel the agreement prior to issuance of shares, in which case amounts paid would be refunded; management believes the likelihood of cancellation is remote.

NOTE 16 – SEGMENT REPORTING

Chief Operating Decision Maker (CODM) and Segment Evaluation

On May 28, 2025, in connection with the acquisition of Streamex Exchange, the Company appointed Henry McPhie, former co-founder and CEO of Streamex Exchange, as its new Chief Executive Officer and Board of Directors. As a result of this leadership change, Mr. McPhie was designated as the Company’s new Chief Operating Decision Maker (“CODM”), replacing Anthony Amato, the Company’s former CEO and director.

Following this change, the Company re-evaluated its operating and reportable segments based on the internal financial information reviewed by the CODM for purposes of performance assessment and resource allocation. Although the acquisition of Streamex Exchange introduced a new line of business focused on digital asset infrastructure, the CODM has not yet begun reviewing Streamex Exchange’s operating results separately for purposes of performance assessment or resource allocation. As of September 30, 2025, the CODM continues to evaluate the Company’s financial performance on a consolidated basis, and the internal reporting structure has not been modified to reflect discrete segment-level financial information.

Management believes that a transitional period is appropriate given the timing of the acquisition, the pre-revenue status of Streamex Exchange, and the pending financing and shareholder approvals necessary to operationalize the Streamex Exchange platform. Accordingly, the Company has concluded that no change in reportable segments has occurred as of September 30, 2025. The Company will continue to monitor the CODM’s review practices and internal reporting structure and will update its segment disclosures in future periods if and when discrete financial information is regularly reviewed at the segment level.

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

In accordance with ASC 280-10-50-34, if a change in reportable segments occurs in a future period, the Company will recast prior-period segment disclosures retrospectively to reflect the new segment structure.

Basis of Segmentation

The Company’s CODM evaluates financial performance and allocates resources on a consolidated basis. The Company manages its operations as one integrated business, and the CODM does not receive or review separate financial information for Streamex Exchange or any other business unit. This approach reflects the manner in which the CODM:

●	Assesses performance against budgeted targets;
●	Forecasts future financial results;
●	Makes strategic and operational decisions;
●	Allocates resources across the organization.

Accordingly, the Company has determined that it operates as one reportable and operating segment as of September 30, 2025

Management continues to evaluate whether the Streamex Exchange business may become a separate reportable segment in future periods, depending on the scale and financial significance, and the CODM’s review of discrete operating results.

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

Revenue and Expense Information

Information concerning the operations of the Company’s reportable segments is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
	(000’s)	(000’s)	(000’s)	(000’s)

Revenues	$-	$-	$-	$27
Less Segment expenses:
Research and development	6	23	31	661
Research and development - stock-based compensation expenses	-	133	-	75
General and administrative	3,747	1,246	11,805	3,624
General and administrative - stock-based compensation expenses	872	1,517	15,560	6,935
Impairment of long term assets	-	-	-	253
Depreciation and amortization	1,488	31	2,065	158
Total operating and segment expense	(6,113)	(2,950)	(29,461)	(11,679)
Plus:
Interest income (expense)	(10)	-	3	(8)
Change in fair value of derivative liability	(10,214)	-	(10,214)	-
Gain on settlement and extinguishment of debt	-	1,021	196	2,409
Other income (expense)	(12)	15	(40)	38
Total other income (expense)	(10,236)	1,036	(10,055)	2,439
Income taxes (benefit)	(765)	-	(765)	-
Segment Net Loss	$(15,584)	$(1,914)	$(38,751)	$(9,240)
Non-controlling interest	-	-	(16)	9
Net loss attributable to Streamex Corp.	$(15,584)	$(1,914)	$(38,767)	$(9,231)

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (Unaudited)

NOTE 17 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses as of September 30, 2025 include approximately $499 thousand due to related parties, compared to $19 thousand as of December 31, 2024. These amounts primarily relate to executives and board compensation, severance, and reimbursements. Included in the due from related party balance as of September 30, 2025 is $11 thousand due from Henry McPhie, the Company’s new Chief Executive Officer and Board of Directors.

During the nine months ended September 30, 2025, the Company issued an aggregate of 235,000 shares of its common stock to Mr. Groenewald, the Interim Chief Financial Officer, with a total grant-date fair value of $0.95 million

During the nine months ended September 30, 2025, the Company issued 2,198,345 shares of its common stock to Mr. Amato, the Chief Executive Officer, with an aggregate grant date fair value of $5.9 million. The issuances were primarily made in connection with Mr. Amato’s resignation pursuant to the terms of the Purchase Agreement dated May 23, 2025, and the First Amendment to his Executive Employment Agreement. Under the amendment, all previously granted equity awards — including vested and unvested stock options, RSUs, PSUs, and other equity-based awards — were accelerated and deemed fully vested and nonforfeitable as of the Effective Date of the transaction. This treatment was contractually agreed upon as part of the severance provisions associated with Mr. Amato’s resignation in connection with the Company’s acquisition of Streamex Exchange Corporation.

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed financial statements were issued. Other than as described in the notes above, the Company did not have any material subsequent events that impacted its unaudited condensed financial statements or disclosures.

Amendments and First Closing to Senior Secured Convertible Debenture

On October 28, 2025, Streamex Corp. entered into Amendment No. 2 to the Secured Convertible Debenture Purchase Agreement with Yorkville. The amendment revised certain terms of the original agreement, including:

●	Requiring that $25.1 million of aggregate proceeds from the first and second closings be allocated to purchase Allocated Vaulted Gold Bullion as collateral, consisting of:
◌	$12.6 million at the first closing, and
◌	$12.5 million at the second closing.
●	Confirming formation of special purpose entities for collateral arrangements.
●	Updating closing conditions and related security documentation requirements.

The amendment did not change the aggregate commitment of up to $100 million in secured convertible debentures but modified certain mechanics for funding and collateral compliance.

On November 4, 2025, the Company entered into Amendment No. 3 to its Secured Convertible Debenture Purchase Agreement with Yorkville, further updating closing conditions and related documentation requirements. No material economic terms were amended.

On the same date (the “First Closing Date”), the Company issued a secured convertible debenture to Yorkville in the principal amount of $25,000,000 (the “First Convertible Debenture”). The First Convertible Debenture matures on November 4, 2027, accrues interest at 4.00% per annum (increasing to 18.00% upon an event of default), and is payable in cash at maturity or earlier upon acceleration or conversion. Interest may be paid in cash or, at the Company’s election, in kind through the issuance of common stock upon conversion.

The conversion price is the lower of (i) $6.016 per share (125% of the VWAP on November 3, 2025), subject to a one-time downward-only reset based on the average VWAP over the 30 trading days following effectiveness of the resale registration statement, and (ii) 97.0% of the lowest daily VWAP during the three trading days prior to conversion, subject to a floor price of $4.00 per share. The debenture includes customary anti-dilution adjustments.

Gross proceeds from the First Convertible Debenture were approximately $24,000,000, representing 96.0% of the principal amount. The Company allocated $12.6 million of the proceeds toward the purchase of Allocated Vaulted Gold Bullion as collateral, in accordance with Amendment No. 2 to the agreement.

The Company may prepay the First Convertible Debenture prior to maturity, subject to a 10% premium and a ten-trading-day notice period during which the holder retains conversion rights. The debenture includes customary covenants, default provisions, and rights of the holder, including restrictions on beneficial ownership exceeding 4.99% of outstanding common stock post-conversion.

Yorkville may purchase a second $25,000,000 debenture upon satisfaction of specified conditions and may purchase additional debentures up to $50,000,000 upon mutual agreement. In connection with the first closing on November 4, 2025, the company also entered into a U.S. guaranty agreement, a Canadian guarantee, and a registration rights agreement with Yorkville. Pursuant to the registration rights agreement, the company agreed to register for resale, under the Securities Act of 1933, as amended, the shares of common stock issuable upon conversion of the first convertible debenture.

Shareholder Approval for Streamex Exchange Proposal

On November 4, 2025, the Company reconvened its Special Meeting of stockholders, which had been partially adjourned solely with respect to Proposal 1 (the “Acquisition Proposal”). Stockholders approved the issuance of approximately 109,070,079 shares of Common Stock, subject to adjustment, and one share of Special Voting Preferred Stock pursuant to the Share Purchase Agreement dated May 23, 2025, as amended, among the Company, its subsidiaries, Streamex Exchange, and its shareholders.

As a result, the conversion cap on the Exchangeable Shares issued in connection with the acquisition was removed, enabling holders to convert into Common Stock. The related derivative liability was reclassified to permanent equity as of the approval date. Following this reclassification, the Company’s stockholders’ equity increased above the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market.

Equity transactions

In October 2025, the Company granted an aggregate of 2,428,399 shares of its common stock in lieu of cash for services to key consultants under the Company’s 2023 Long Term Incentive Plan at a value of $13,234,823.

In November 2025, the Company granted 425,000 shares of its common stock in lieu of cash for services to a key consultant under the Company’s 2023 Long Term Incentive Plan at a value of $2,014,500.

On October 6, 2025, the Company granted 2,500,000 restricted stock units to a key consultant under the Company’s 2023 Long Term Incentive Plan in lieu of cash for services. Of these units, 50% (1,125,000) vested on the grant date, and the remaining 50% (1,125,000) are scheduled to vest two months from the grant date. The 1,125,000 granted on October 6, 2025 had a value of $7,098,750.

On October 6, 2025, the Company granted 200,000 restricted stock units to a key consultant under the Company’s 2023 Long Term Incentive Plan in lieu of cash for services. Of these units, 50% (100,000) vested on the grant date, and the remaining 50% (100,000) are scheduled to vest three months from the grant date. The 100,000 granted on October 6, 2025 had a value of $631,000.

On October 1, 2025, the Company granted an aggregate of 937,500 restricted stock units vesting over three years from the date of grant in equal quarterly installments in lieu of cash for services to key consultants under the Company’s 2023 Long Term Incentive Plan.

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

Business Overview

On May 28, 2025, Streamex Corp. completed its acquisition of Streamex Exchange. The financial results for the three months ended September 30, 2025 include the full activity of Streamex Corp. and all of its wholly and majority-owned subsidiaries, including Streamex Exchange, which has been fully consolidated since the acquisition date. Accordingly, the consolidated financial statements for the third quarter reflect the complete operations of Streamex Exchange for the entire three-month period.

The Company has expanded from its historical focus as a medical device technology company to a diversified technology platform. Historically, the Company developed and commercialized advanced digital signal processing solutions for electrophysiology, including its flagship PURE EP™ Platform (“PURE EP™”), designed to deliver real-time, high-fidelity cardiac signal data to electrophysiologists during ablation procedures for the treatment of cardiovascular arrhythmias. PURE EP™ enables the acquisition of raw intracardiac signals with minimal noise and interference, supporting improved procedural outcomes and clinical decision-making. By preserving the integrity of complex cardiac signals, PURE EP™ is intended to enhance workflow efficiency and support the treatment of challenging arrhythmias, including ventricular tachycardia (VT) and atrial fibrillation (AF).

In recent quarters, the Company has expanded its strategic focus from commercial hardware distribution to the research and development of proprietary software algorithms. These algorithms aim to advance the understanding of cardiac tissue characteristics and ablation mechanisms. Data collection efforts began in December 2023 and remain ongoing. A key area of focus is improving the specificity and long-term outcomes of pulsed field ablation (PFA), a rapidly adopted technique in electrophysiology.

As of September 30, 2025, the Company’s intellectual property portfolio includes:

●	41 issued or allowed utility patents, of which 29 list the Company as at least one of the applicants;
●	31 pending U.S. and foreign utility patent applications, jointly or solely filed by the Company and Mayo Foundation for Medical Education and Research (“Mayo”);
●	1 issued U.S. patent and 1 pending U.S. application related to artificial intelligence (AI);
●	30 issued worldwide design patents, covering display screens and graphical user interfaces for biomedical signal visualization;
●	12 issued/allowed patents and 9 pending applications licensed from Mayo, primarily directed to electroporation and stimulation technologies.

Through the acquisition of Streamex Exchange, the Company has expanded its strategic focus to include digital infrastructure for the tokenization and exchange of real-world assets (“RWAs”), with an initial emphasis on gold-backed financial products. Streamex Exchange is developing a blockchain-based platform designed to facilitate the compliant issuance, trading, and custody of tokenized commodities and structured digital securities. As of the reporting date, Streamex Exchange remains in the development stage and is pre-revenue. The Company is actively building out the platform’s architecture, regulatory framework, and strategic partnerships. Revenue-generating activities are expected to commence upon the launch of Streamex Exchange’s tokenized gold financing product, which is currently under development.

Results of Operations (000’s)

We anticipate that our results of operations will fluctuate for the foreseeable future due to several factors, such as the progress of our research and development and commercialization efforts, the timing and outcome of future regulatory submissions, and other macroeconomic and operational uncertainties. Due to these uncertainties, accurate predictions of future operations are difficult or impossible to make.

Three Months Ended September 30, 2025 Compared to Three Months September 30, 2024 (000’s)

Revenues and Cost of Goods Sold. Revenue for the three months ended September 30, 2025 and 2024 was $0 and $0, respectively, and comprised of recognized service revenue.

We derive our revenue primarily from the sale of our medical device, PURE EP™ Platform, as well as related support and maintenance services and software upgrades in connection with the device.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2025 were $6, a decrease of $150, or 96%, from $156 for the three months ended September 30, 2024. The decrease is primarily attributable to reductions in payroll, Data/AI development, and clinical research and design activities. These reductions were the result of a temporary reallocation of internal resources during the quarter, as the Company focused on supporting the Streamex Exchange acquisition. Research and development programs remained active but operated at reduced levels while management and technical teams engaged in due diligence, integration planning, and related activities. The Company expects research and development activity to resume at normalized levels in future periods.

Research and development expenses were comprised of the following:

Three months ended:

	September 30, 2025	September 30, 2024
Salaries and equity compensation	$-	$105
Research and clinical studies and design work	6	34
Regulatory	-	1
Travel, supplies, other	-	16
Total	$6	$156

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2025 were $4,619, an increase of $1,856 or 67%, from $2,763 incurred in the three months ended September 30, 2024. The increase was primarily driven by higher professional fees and consulting costs associated with the Streamex Exchange acquisition and related integration activities. Accounting fees rose by approximately $292 for audit and compliance support. Shareholder relations costs also increased by $418, mainly due to board fees and higher investor relations and public relations spending. Marketing expenses of approximately $579 were incurred in the current period compared to none in the prior period, as the Company launched initiatives to enhance brand visibility. Payroll and related costs increased by approximately $429, primarily due to expanded corporate staffing and executive compensation, and directors’ and officers’ insurance premiums. Legal fees increased by approximately $596, due to the acquisition with Streamex Exchange Corp. and expanding of the operations under Streamex Exchange Corp. These increases were partially offset by lower patent-related costs compared to the prior period. Overall, the increase reflects the Company’s strategic focus on completing the Streamex Exchange acquisition and positioning for future growth.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended September 30, 2025 totaled $1,488, an increase of $1,457, or 4700%, over the expense of $31 incurred in the three months ended September 30, 2024, as a direct result of the amortization of the intangible assets recognized from the acquisition of Streamex Exchange. The Company’s intangible assets primarily consist of trade name, developed technology, legal and compliance framework, and patents.

Other Income (Expense), net. Other income (expense), net for the three months ended September 30, 2025 totaled $10,236, a decrease in other income of $11,272, over the income of $1,036 incurred in the three months ended September 30, 2024. The decrease was mainly due to the change in fair value related to the derivative liability offset by the gain on settlement and extinguishment of accounts payable negotiated by management during the prior period.

Income taxes (benefit). For the three months ended September 30, 2025, the Company recorded an income tax benefit of $765,000, compared to $0 in the prior-year periods. The benefit resulted from the reversal of a deferred tax liability associated with the amortization of identifiable intangible assets acquired in the Company’s Canadian subsidiary. The deferred tax liability was recognized during the measurement period as part of the acquisition accounting and reflects a temporary difference due to the non-deductibility of the intangible amortization under Canadian tax law. The benefit recognized in the current period reflects the impact of this measurement period adjustment and was recorded retrospectively as of the acquisition date. No comparable benefit was recorded in the prior-year periods as the acquisition and related tax effects did not exist at that time.

Preferred Stock Dividend. Preferred stock dividend for the three months ended September 30, 2025 and 2024 totaled $2 and $2, respectively. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to Streamex Corp. Common Stockholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended September 30, 2025 was $15,586 compared to a net loss of $1,940 for the three months ended September 30, 2024.

Nine Months Ended September 30, 2025 Compared to Nine Months September 30, 2024 (000’s)

Revenues and Cost of Goods Sold. Revenue for the nine months ended September 30, 2025 and 2024 was $0 and $27, respectively, and comprised of recognized service revenue.

We derive our revenue primarily from the sale of our medical device, PURE EP™ Platform, as well as related support and maintenance services and software upgrades in connection with the device.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2025 were $31 a decrease of $705, or 96%, from $736 for the nine months ended September 30, 2024. The decrease primarily reflects lower payroll and reduced spend on research, clinical studies, and design work as resources were temporarily reallocated to support the Streamex Exchange acquisition. Management expects research and development activity to normalize in future periods.

Research and development expenses were comprised of the following:

Nine months ended:

	September 30, 2025	September 30, 2024
Salaries and equity compensation	$-	$469
Consulting expenses	1	120
Research and clinical studies and design work	6	85
Regulatory	-	3
Travel, supplies, other	24	59
Total	$31	$736

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2025 were $27,365 an increase of $16,806 or 159%, from $10,559 incurred in the nine months ended September 30, 2024. The increase was primarily driven by higher stock-based compensation and professional fees related to the Streamex Exchange acquisition. Stock-based compensation and common stock issued for services totaled $15,560 in the current period, representing approximately 57% of total general and administrative expenses, compared to $6,804 in the prior period. The increase reflects equity awards issued under the amended executive employment agreement with Mr. Amato and stock grants to third-party consultants in connection with the acquisition. Professional fees and consulting costs increased significantly, with consulting expenses rising to $6,492 from $830, and accounting fees increasing by $311, primarily for transaction support and integration planning. Additional increases were noted in payroll ($1,670 vs $1,248), marketing ($607 vs. $98), shareholder services ($999 vs. $383), legal fees ($975 vs. 556), and D&O insurance premiums ($321 vs. $92), reflecting expanded governance and investor relations activities. These increases were partially offset by lower payroll-related costs compared to the prior-year period. Overall, the increase reflects the Company’s strategic focus on completing the Streamex Exchange acquisition and positioning for future growth.

Impairment of Long Term Assets. For the nine months ended September 30, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. During the nine months ended September 30, 2024, the Company re-assessed it’s carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2025 totaled $2,065, an increase of $1,907, or 1207%, over the expense of $158 incurred in the nine months ended September 30, 2024, as a direct result of the amortization of the intangible assets recognized from the acquisition of Streamex Exchange.

Other Income (Expense), Net. Other income (expense), net for the nine months ended September 30, 2025 totaled $10,055, a decrease in other income of $12,494, over the income of $2,439 incurred in the nine months ended September 30, 2024. The decrease was mainly due to the change in fair value related to the derivative liability offset by the gain on settlement and extinguishment of accounts payable negotiated by management during the prior period.

Preferred Stock Dividend. Preferred stock dividend for the nine months ended September 30, 2025 and 2024 totaled $(7) for both periods. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.5302 in during the nine months ended September 30, 2024, therefore we recorded a noncash deemed preferred stock dividend of $157 in the prior period.

Income taxes (benefit). For the nine months ended September 30, 2025, the Company recorded an income tax benefit of $765,000, compared to $0 in the prior-year periods. The benefit resulted from the reversal of a deferred tax liability associated with the amortization of identifiable intangible assets acquired in the Company’s Canadian subsidiary. The deferred tax liability was recognized during the measurement period as part of the acquisition accounting and reflects a temporary difference due to the non-deductibility of the intangible amortization under Canadian tax law. The benefit recognized in the current period reflects the impact of this measurement period adjustment and was recorded retrospectively as of the acquisition date. No comparable benefit was recorded in the prior-year periods as the acquisition and related tax effects did not exist at that time.

Net Loss Attributable to Streamex Corp. Common Stockholders. As a result of the foregoing, net loss attributable to common shareholders for the nine months ended September 30, 2025 was $38,774 compared to a net loss of $9,395 for the nine months ended September 30, 2024.

Liquidity and Capital Resources and Going Concern ($000’s)

As of September 30, 2025, we had a working capital deficit of approximately $111 million and cash of $11.0 million. For the nine months ended September 30, 2025, we used $7.4 million in operating activities, provided $0.2 million from investing activities, and generated $18.1 million from financing activities, primarily from equity offerings including $14.4 million from common stock and warrants and $3.9 million from at-the-market sales.

We have an accumulated deficit of $294.1 million, a net loss attributable to common shareholders of $39.0 million for the nine months ended September 30, 2025, and continued negative cash flows from operations. We do not currently have sufficient cash or committed financing to fund operations for the twelve months following issuance of this Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern.

Our financial results for the three months ended September 30, 2025 fully reflect the operations of Streamex Corp. and its wholly and majority-owned subsidiaries, including Streamex Exchange, which was acquired on May 28, 2025, which has been fully consolidated since the acquisition date. Accordingly, the consolidated financial statements for the third quarter reflect the complete operations of Streamex Exchange for the entire three-month period. The acquisition marks a strategic expansion of the Company’s platform beyond its medical device technology to a diversified technology platform. While continuing to advance proprietary software algorithms for cardiac signal analysis and pulsed field ablation research, the Company has broadened its scope to include blockchain-based infrastructure for tokenization and exchange of real-world assets. This expansion builds on the Company’s legacy in digital signal processing, including its PURE EP™ Platform, and reflects a multi-sector technology strategy.

We expect to continue incurring operating losses and negative cash flows until our products—including the PURE EP™ Platform and Streamex Exchange’s blockchain solutions—achieve sustained commercial success. While commercial products are available for sale, revenues have not been significant, and there is no assurance future revenues will be sufficient to fund operations. Streamex Exchange remains in the development stage and is pre-revenue; we expect additional costs for platform development, regulatory compliance, and strategic partnerships before revenue generation begins. Initial revenue is expected upon launch of Streamex Exchange’s tokenized gold financing product, which is currently under development.

Our ability to continue as a going concern is dependent on securing additional financing. We are actively exploring various funding sources, including:

●	Public or private equity offerings
●	Strategic partnerships or licensing arrangements
●	Government grants or non-dilutive funding
●	Debt financing, where feasible

While we previously implemented cost-saving measures to reduce cash burn, we have recently increased spending to accelerate development of the Streamex Exchange platform. These initiatives are expected to support long-term growth but will increase near-term cash requirements. There can be no assurance that we will successfully obtain the additional funding needed to support these activities.

On October 24, 2025, we entered into Amendment No. 2 to our Secured Convertible Debenture Purchase Agreement with YA II PN, Ltd., which provides for up to $100 million in secured convertible debentures, including two initial tranches of $25 million each. The amendment also requires that $25.1 million of proceeds be allocated to purchase Allocated Vaulted Gold Bullion as collateral ($12.6 million at the first closing; $12.5 million at the second closing). Closings remain subject to Nasdaq approval and other conditions, and there can be no assurance these conditions will be satisfied. The first closing occurred on November 4, 2025, resulting in the issuance of a $25 million Convertible Debenture and the allocation of approximately $12.6 million toward the purchase of Allocated Vaulted Gold Bullion.

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

As of September 30, 2025, the aggregate stated value of our Series C Preferred Stock was $105. Triggering events include, among others, judgments exceeding $100,000 or the initiation of bankruptcy proceedings. If such events occur, we may be required to redeem the Series C Preferred Stock, which could result in a significant liquidity obligation that we may not be able to satisfy. Unpaid redemption amounts accrue interest at a rate of up to 18% per annum or the maximum rate permitted by law.

Future Capital Requirements and Risks

We expect to continue incurring expenses related to:

●	Commercialization of the PURE EP™ Platform
●	Research and development of new product candidates
●	Clinical trials and regulatory activities
●	Expansion of business infrastructure and public company compliance
●	Integration and scaling of Streamex Exchange’s tokenization platform and digital asset infrastructure
●	Development of real-world asset (RWA) tokenization solutions, including commodities-on-chain initiatives

Our future capital requirements will depend on several factors, including:

●	Progress and results of our R&D programs
●	Timing and outcome of regulatory approvals
●	Costs associated with intellectual property protection
●	Market acceptance and commercialization success
●	Availability of financing and strategic partnerships
●	Execution of Streamex Exchange’s growth strategy within the global commodities and digital asset markets
●	Infrastructure and personnel investments required to support Streamex Exchange’s platform scalability and compliance

On July 7, 2025, the Company entered into two financing agreements to support its long-term capital needs: (i) a Senior Secured Convertible Debenture Purchase Agreement with YA II PN, Ltd. (“Yorkville”), pursuant to which the Company may issue up to $100 million in convertible debentures, and (ii) a Standby Equity Purchase Agreement (“SEPA”) with Yorkville, allowing the Company to sell up to $1 billion of common stock over a 36-month period.

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

Both agreements are subject to customary closing conditions, including stockholder approval and, in the case of the SEPA, the effectiveness of a registration statement. The Company may not access proceeds under the SEPA until any issued debentures have been repaid or converted, unless waived by Yorkville.

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

The Company’s liquidity forecast includes assumptions regarding the timing of Streamex Exchange’s product launch, expected capital inflows, and cost containment measures. A sensitivity analysis indicates that delays in product commercialization or capital raising could materially impact the Company’s ability to continue as a going concern.

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

ATM Sales Agreement

For the nine months ended September 30, 2025, the Company has sold 4,403,166 At The Market Offering Shares at an average offering price of $0.91 per share for aggregate gross proceeds of $4,019,063 or $3,882,420 net of fees of $136,643.

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

As of September 30, 2025, the following accounting estimates are considered critical:

Valuation of Exchangeable Shares (Derivative Liability)

Nature of Estimate: Exchangeable Shares issued in connection with the Streamex Exchange acquisition are classified as a derivative liability under ASC 815 due to contingent conversion rights.

Methodology: Fair value is estimated using a discounted cash flow model incorporating projected cash flows, a 40% discount rate, and a 3% terminal growth rate. The valuation uses Level 3 inputs due to the absence of observable market data.

Estimation Uncertainty: The valuation is highly sensitive to assumptions regarding future performance, regulatory milestones, and shareholder approval timing.

Historical Accuracy and Changes: As of September 30, 2025, the fair value of the derivative liability was $115.7 million resulting in change in derivate liability of $10.2 million recognized in other income (expense) on the statement of operations.

Drivers of Variability: Key drivers include commercialization timelines, macroeconomic conditions, and investor sentiment.

Future Sensitivity: If shareholder approval is not obtained by November 28, 2025, the exchange ratio will adjust from 1.0 to 1.25, which could require a material upward revision to the liability. However, on November 4, 2025, the Company received shareholder approval of the Parent Stockholder Matters. As a result, the conversion cap was removed, and Streamex Exchange shareholders may now convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity. The final valuation will reflect this reclassification as of November 4, 2025.

Purchase Price Allocation (PPA) for Streamex Exchange Acquisition

Nature of Estimate: The allocation of purchase consideration to identifiable assets and liabilities involves significant judgment, particularly for intangible assets and goodwill.

Methodology: We applied Level 3 valuation techniques under ASC 805, including the relief-from-royalty method for trade name, multi-period excess earnings method for developed technology, and cost approach for legal and compliance framework.

Estimation Uncertainty: These valuations rely on unobservable inputs such as royalty rates (1%), discount rates (40%), and projected cash flows.

Historical Accuracy and Changes: The PPA remains preliminary as of September 30, 2025. No adjustments have been recorded during the measurement period.

Drivers of Variability: Finalization of financial forecasts, market comparables, and tax amortization benefits may materially affect the allocation.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2025, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of September 30, 2025, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, (iii) inadequate segregation of duties for transaction posting and processing, amounted to a material weakness in the Company’s internal control over financial reporting. and (iv)  ineffective review controls, over the accounting for business combinations and related financial instruments.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Plan

In 2026, we have intents to add sufficient staff and oversight supervision controls to provide adequate accounting segregation. We believe these changes will remediate the underlying deficiencies as identified by us. The remediation efforts will include an ongoing review of the implementation of additional controls to ensure all risks have been addressed.

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

“Item 1 - Legal Proceedings” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed on August 15, 2025 (the “June 2025 10-Q”), include a discussion of our legal proceedings. During the fiscal quarter ended September 30, 2025, there have been no material changes from the legal proceedings discussed in the June 2025 10-Q.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2025, the Company issued the following shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

●	July 7, 2025: Issued 450,987 shares of common stock upon cashless exercise of warrants to purchase 524,412 shares at a weighted average exercise price of $12.76 per share.

●	July 8, 2025: Issued 82,537 shares of common stock upon cashless exercise of warrants to purchase 171,849 shares at an a weighted average exercise price of $11.79 per share.

●	August 8, 2025: Issued 92,136 shares of common stock upon cashless exercise of warrants to purchase 100,000 shares at an exercise price of $3.82 per share.

●	August 19, 2025: Issued 69,841 shares of common stock upon cashless exercise of warrants to purchase 74,312 shares at an exercise price of $4.99 per share.

●	August 26, 2025: Issued 100 shares of common stock upon cashless exercise of warrants to purchase 600 shares at an exercise price of $5.34 per share.

●	September 5, 2025: Issued 36,666 shares of common stock upon cashless exercise of warrants to purchase 46,307 shares at an exercise price of $4.59 per share.

●	September 8, 2025: Issued 40,000 shares of common stock to consultant for services rendered, valued at $155,200.

●	September 12, 2025: Issued 38,808 shares of common stock upon cashless exercise of warrants to purchase 46,307 shares at an exercise price of $5.90 per share.

●	September 17, 2025: Issued 5,845 shares of common stock upon cashless exercise of warrants to purchase 12,535 shares at an exercise price of $6.30 per share.

All of the above issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D, as applicable. These transactions did not involve any public offering, and the recipients represented their intent to acquire the securities for investment purposes only and not with a view to distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Ninth Certificate of Amendment (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 5, 2025)
3.2	Certificate of Amendment of Amended And Restated Certificate Of Incorporation of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 11, 2025)
10.1	Secured Convertible Debenture Purchase Agreement, dated as of July 7, 2025, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2025)
10.2	Standby Equity Purchase Agreement, dated as of July 7, 2025, between Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2025)
10.3	Form of Registration Rights Agreement, by and between Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2025)
10.4	Amendment to Secured Convertible Debenture Purchase Agreement, dated as of August 13, 2025, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 13, 2025)
10.5	Tokenized Yield Partnership Agreement, dated as of September 8, 2025, between BioSig Technologies, Inc. and Monetary Metals & Co. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2025)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMEX CORP.

Date: November 14, 2025	By:	/s/ Henry McPhie
Henry McPhie
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2025	By:	/s/ Ferdinand Groenewald
Ferdinand Groenewald
Acting Chief Financial Officer (Principal Accounting Officer)

