Form 10-K
period 2025-12-31
Streamex Corp.
filed 2026-03-31
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

Or

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-38659

STREAMEX CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2431 Aloma Avenue, Suite 243 Winter Park, Florida	32792	(203) 409-5444
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	STEX	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $190 million.

As of March 27, 2026, there were 97,721,696 shares of the registrant’s common stock outstanding.

Exchangeable Shares and Special Voting Stock:

As of March 27, 2026, there were outstanding 83,420,765 exchangeable shares of BST Sub ULC, a wholly owned subsidiary of the registrant. The exchangeable shares are exchangeable for an equal number of the registrant’s common stock, and carry rights substantially equivalent to the Company’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee).

PART I

Note on Forward-Looking Statements

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Annual Report on Form 10-K are forward-looking statements. These forward-looking statements relate to, among other things, our business, financial condition, results of operations, and prospects, including, but not limited to, statements regarding our business strategy and objectives; our expectations concerning the regulatory compliance, and commercialization of our products and services (including our digital asset tokenization platform and the GLDY gold-backed digital token, which has launched and is actively accepting subscriptions); the integration and development of the Streamex business; our future capital needs and financial position, including our ability to raise capital or refinance obligations and the impact on our liquidity; our plans to develop additional tokenized financial products and any expected benefits, adoption, or regulatory approvals related thereto; our anticipated future operating results; and our plans and prospects for sales, marketing, and product expansion in our digital asset segments. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms, and similar expressions or variations of such words.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” below, as well as those discussed elsewhere in this Annual Report on Form 10-K, including risks and uncertainties related to (among other things) the technical and market feasibility of digital asset products (such as our GLDY gold-backed token, which has launched, and related tokenization platforms); evolving regulatory requirements applicable to digital assets, token offerings, and related financial services activities; difficulties or delays in integrating acquired businesses or realizing anticipated benefits from such acquisitions; volatility in the market price of gold or other underlying assets; development, clinical validation, and regulatory clearance of medical devices and related software; our ability to manage and finance our operations and repay or refinance indebtedness; our dependence on key personnel; our relationships with strategic partners, third-party custodians, manufacturers, and suppliers; and the outcome of corporate transactions and financing arrangements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report on Form 10-K, including the disclosures under the heading “Risk Factors,” which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” “Streamex,” or similar terms refer to Streamex Corp., a Delaware corporation, and its consolidated subsidiaries.

ITEM 1 – BUSINESS

Corporate Structure

Streamex Corp. (formerly BioSig Technologies, Inc.) (“Streamex,” “we,” “us,” or the “Company”) was originally formed as a Nevada corporation in February 2009 and reincorporated in Delaware in April 2011 through a merger with its wholly owned Delaware subsidiary, with the Delaware entity surviving.

On May 28, 2025, the Company completed the acquisition of Streamex Exchange Corporation (“Streamex Exchange”), a corporation incorporated under the laws of British Columbia on April 5, 2024. The acquisition was consummated pursuant to a share purchase agreement dated May 23, 2025, as amended (the “Share Purchase Agreement”).

The Streamex Exchange acquisition was structured through the issuance of exchangeable shares by the Company’s wholly owned British Columbia unlimited liability company subsidiary (“ExchangeCo”). Each exchangeable share is exchangeable, on a one-for-one basis and subject to certain adjustments, for a share of the Company’s common stock. The holders of exchangeable shares would be entitled to exchange such shares for an aggregate of 109,070,039 shares of the Company’s common stock representing up to 75% of the Company’s fully diluted common stock as of the Agreement date. The exchangeable shares carry rights that are substantially equivalent to those of the Company’s common stock. On November 4, 2025, the Company obtained shareholder approval, which removed the conversion cap and allowed holders to exchange the exchangeable shares into the Company’s common stock in accordance with the exchange rights.

On September 12, 2025, the Company changed its name from BioSig Technologies, Inc. to Streamex Corp., and on September 12, 2025, its common stock, listed on The Nasdaq Capital Market, began trading under the ticker symbol “STEX,” replacing the former ticker symbol “BSGM.”

The Company’s principal business is tokenized finance and real-world asset (“RWA”) digitization, conducted through Streamex. The Company also retains a legacy healthcare technology innovation, focused on advanced signal acquisition and analysis through the Company’s PURE EP™ platform.

On November 7, 2018, the Company formed a Delaware subsidiary originally named NeuroClear Technologies, Inc. to pursue additional applications of its signal processing technology outside of cardiac electrophysiology. In March 2020, this subsidiary was renamed ViralClear Pharmaceuticals, Inc. (“ViralClear”). As of December 31, 2025, the Company owned approximately 69.7% of ViralClear’s outstanding equity. See “ViralClear Business Overview” for additional information.

On July 2, 2020, the Company formed another Delaware subsidiary, NeuroClear Technologies, Inc., which was renamed BioSig AI Sciences, Inc. (“BioSig AI”) on May 31, 2023. BioSig AI was established to pursue applications in cardiac and neurological disorders through advanced recordings and analyses of action potentials, including artificial intelligence-enabled diagnostic and therapeutic technologies. As of December 31, 2025, the Company owned approximately 84.5% of BioSig AI’s outstanding equity.

Business Overview

The Company is a technology company with two principal lines of business: (i) Tokenized Asset Finance, focused on digital asset and real-world asset tokenization via our Streamex Exchange platform, and (ii) Biomedical Technology, focused on advanced signal processing solutions in electrophysiology. In 2025, we expanded beyond our historical biomedical business through the strategic acquisition of Streamex Exchange, a developer of blockchain-based financial technology. This acquisition (completed in May 2025) marked our entry into financial technology, specifically the tokenization of real-world assets (“RWAs”), such as precious metals, via secure digital tokens.

Our Streamex Exchange platform (developed by Streamex Exchange prior to its acquisition) is designed as an institutional-grade system that enables the issuance, trading, and custody of digital tokens backed by tangible assets. The initial application of this platform is in the tokenized gold market: we have launched a tokenized gold product called GLDY, which provides investors with a digital token representing fractional interests in a special purpose vehicle domiciled in the Cayman Islands (the “SPV”), which holds physical gold and participates in a gold leasing program. Each GLDY Token corresponds to one troy ounce of gold held by the SPV, with yield features generated through gold leasing activities administered through a Tokenized Yield Partnership Agreement (the “MM Agreement”), by and between the Company and Monetary Metals & Co., a Delaware corporation (“Monetary Metals”). The Company intends to issue other products offering tokenized exposure to metals and other commodities in the future.

With the integration of the Streamex Exchange business, the Company intends to position itself as a leader in financial technology. Our long-term vision is to leverage our expertise in high-fidelity signal processing and secure, scalable transactions to facilitate the digital transformation of real-world assets in a regulated, transparent manner, while continuing to support our advanced medical devices that improve patient care.

Streamex

Streamex developed and is operating an institutional grade technology platform that supports the tokenization of real-world assets, including gold, and other physical commodity asset interests. The Company operates as an infrastructure provider, enabling the issuance, trading, and backend infrastructure for digital tokens backed by tangible commodities, beginning with gold.

Business Model

Nature of Operations

Streamex is a technology focused Company on digital infrastructure for the tokenization and exchange of real-world assets and other commodity-linked financial products. On May 28, 2025, we acquired Streamex Exchange, a software development company based in Vancouver, British Columbia. In connection with this strategic expansion, on September 12, 2025, we changed our corporate name from BioSig Technologies, Inc. to Streamex Corp., and effective September 12, 2025, our common stock began trading on The Nasdaq Capital Market under the ticker symbol “STEX” (formerly “BSGM”).

On May 28, 2025, the Company completed the acquisition of Streamex Exchange pursuant to that certain Share Purchase Agreement dated as of May 23, 2025 (as amended on May 27, 2025, the “Share Purchase Agreement”) by and among the Company, BST Sub ULC, an unlimited liability company organized under the laws of the Province of British Columbia and a wholly owned subsidiary of the Company (“ExchangeCo”), 1540875 B.C. Ltd., a British Columbia company and a wholly owned subsidiary of the Company (“Callco”), the shareholders of Streamex Exchange, and 1540873 B.C. Ltd., as trustee (the “Trustee”) under the exchange rights agreement entered into among the Company, ExchangeCo, Callco, and the Trustee (the “Exchange Rights Agreement”). Streamex Exchange is a software development company based in Vancouver, British Columbia focused on building digital tools and platforms intended to facilitate commodity trading and finance.

●	Tokenized Real-World Assets (RWAs).
●	Decentralized exchange infrastructure.
●	Private placement and capital markets access platforms.
●	Gold denominated structured products.

These outputs are expected to enable monetization through multiple fee-based and recurring revenue models across the commodity and digital asset lifecycle.

Streamex Potential Revenue Streams

Streamex’s revenue model consists of the following core business lines:

1.	Tokenization of Real-World Assets (RWAs): Streamex seeks to enable the digital transformation of tangible and intangible assets—such as gold and other commodities—into blockchain-based tokens. Revenue is generated through:

●	Issuance fees on new token creation;
●	Secondary trading and exchange-related transaction fees; and
●	Spread from yield

2.	Issuance Infrastructure: Streamex will operate a compliant digital issuance platform for tokenized assets. The platform supports listing, custody, and liquidity mechanisms for RWAs. Revenue streams include:

●	Transaction and trading fees;
●	Listing fees for new tokens; and
●	Liquidity provisioning incentives and spreads.

3.	Private Placement and Capital Markets Access: Streamex intends to offer access to tokenized instruments representing private placements and structured deals for institutional and qualified investors. Revenue sources include:

●	Underwriting and origination fees;
●	Placement agent fees; and
●	Subscription-based services and investor access products.

Streamex’s Strategy

Streamex has launched a tokenized gold product called GLDY, tokenized security representing fractional interests in the SPV, which is designed to provide investors with yield on gold leases. This asset is designed to provide accredited and qualified investors with exposure to the spot price of gold through the SPV’s physical gold storage, as well as a yield from the SPV’s gold leasing program.

Streamex expects to earn revenue through tokenization fees, trading fees, and yield spreads, while operating with minimal direct exposure to commodity price risk.

Growth Strategy

Streamex plans to scale its operations through:

●	Increasing the number and volume of GLDY issued.
●	Growing secondary marketplace token liquidity.
●	Expanding the platform to support additional asset classes such as industrial metals, energy royalties, and other RWAs.
●	Partnering with institutional market participants for underwriting, syndication, and capital markets integration.

The Company also intends to scale its internal treasury strategy, re-deploying capital across multiple token issuance cycles per year to increase gold-linked asset holdings and maximize capital efficiency.

Technology Platform

Streamex’s proprietary tokenization protocol supports:

●	Asset onboarding and digitization
●	Smart contract enforcement
●	Investor onboarding (with AML/KYC)
●	Settlement and compliance workflows

The Company seeks to actively develop features such as real-time proof-of-reserves dashboards, physical redemption protocols, and third-party custodial integrations.

BioSig

The Company retains a legacy technology business focused on advanced digital signal processing solutions for electrophysiology. The Company’s PURE EP™ Platform (“PURE EP™”), is designed to deliver real-time, high-fidelity cardiac signal data to electrophysiologists during ablation procedures for the treatment of cardiovascular arrhythmias.

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

In recent quarters, we have shifted our strategic focus from commercial hardware distribution to the research and development of proprietary software algorithms. These algorithms aim to advance the understanding of cardiac tissue characteristics and ablation mechanisms. Data collection efforts began in December 2023 and remain ongoing. A key area of focus is improving the specificity and long-term outcomes of pulsed field ablation (PFA), a rapidly adopted technique in electrophysiology.

As of December 31, 2025, our intellectual property portfolio related to the medical device business includes:

●	46 issued or allowed utility patents, of which 34 list the Company as at least one of the applicants;
●	30 pending U.S. and foreign utility patent applications, jointly or solely filed by the Company and Mayo Foundation for Medical Education and Research (“Mayo”);
●	1 issued U.S. patent and 1 pending U.S. application related to artificial intelligence (AI);
●	30 issued worldwide design patents, covering display screens and graphical user interfaces for biomedical signal visualization;
●	12 issued/allowed patents and 7 pending applications licensed from Mayo, primarily directed to electroporation and stimulation technologies.

The Company continues to evaluate strategic alternatives for its legacy majority-owned subsidiaries ViralClear Pharmaceuticals, Inc. (“ViralClear”) and BioSig AI Sciences, Inc. (“BioSig AI”).

ViralClear was established to pursue additional applications of PURE EP™ signal processing technology outside of EP. Subsequently it also was developing merimepodib, a broad-spectrum anti-viral agent that showed potential to treat COVID-19. We ceased the development of merimepodib in late 2020 and realigned ViralClear with its original objective. Currently, the business is dormant and ViralClear’s business objectives are being evaluated. As of December 31, 2025, the Company held a majority interest of approximately 69.7% in ViralClear.

BioSig AI was established to pursue clinical needs of cardiac and neurological disorders through recordings and analyses of action potentials. BioSig AI aims to contribute to the advancements of AI-based diagnoses and therapies. BioSig AI was developing AI solutions for the hospital marketplace utilizing structured, semi-structured, and unstructured data. BioSig AI’s business operations have currently been placed on hold. At December 31, 2025, the Company held a majority interest of approximately 84.5% in BioSig AI.

As of December 31, 2025 and 2024, the Company held majority interests of approximately 69.7% and 69.08%, respectively, in ViralClear. As of December 31, 2025 and 2024, the Company held majority interests of approximately 84.5% in BioSig AI.

Recent Developments

GLDY Launch

On February 25, 2026, Streamex officially launched GLDY and opened its platform, app.streamex.com, to accept subscriptions from qualified investors. Investors can view information about GLDY on Streamex’s website, and view data about its deployment at https://app.rwa.xyz/assets/GLDY. Information contained on, or accessible through, these websites is not incorporated by reference into, and does not form a part of, this Annual Report on Form 10-K.

Underwritten Public Offering

On January 26, 2026, the Company closed on an underwritten public offering with Needham & Company, LLC, as representative of the several underwriters (the “Underwriters”), pursuant to which the Company sold and issued to the Underwriters an aggregate of 11,666,667 shares of the Company’s common stock, at $3.00 per share. In addition, on January 27, 2026, the Underwriters fully-exercised their over-allotment option, purchasing an additional 1,750,000 shares of common stock at the public offering price, less underwriting discounts and commissions. The aggregate gross proceeds to the Company from the offering (including the over-allotment option), before deducting the underwriting commissions and other estimated offering expenses, were $40.25 million. The Company used the net proceeds from the Offering to repay prior indebtedness in accordance with our financing strategy, and for working capital and general corporate purposes.

Secured Convertible Debenture Financing

On July 7, 2025, we entered into a Debenture Purchase Agreement (as amended, the “DPA”) with YA II PN, Ltd. (“Yorkville”), pursuant to which we may issue, subject to conditions, up to $50.0 million aggregate principal amount of secured convertible debentures (with an additional $50.0 million option subject to mutual agreement). We issued a $25.0 million first tranche on November 4, 2025 (net proceeds of approximately $22.2 million), of which $12.6 million was allocated to vaulted physical gold, and a $25.0 million second tranche on December 17, 2025 at 96% of principal (before expenses). The November 4, 2025 debenture and the December 17, 2025 debenture mature on November 4, 2027 and December 17, 2027, respectively, the debentures bear interest at 4.00% per annum (increasing to 18.00% upon an event of default until cured), and are convertible into shares of our common stock at a conversion price equal to the lower of (i) $6.016 per share (subject to a one-time downward-only reset) and (ii) 97.0% of the lowest daily VWAP during the three trading days immediately preceding conversion, subject to a $4.00 floor and customary adjustments; conversions are subject to a 4.99% beneficial ownership limitation. We may prepay the debentures prior to maturity, subject to a 10% prepayment premium and a notice period during which Yorkville retains the right to convert, and there can be no assurance that we will be able to issue any additional debentures under the DPA. Pursuant to a registration rights agreement, we filed a resale registration statement on November 19, 2025, which the SEC declared effective on December 10, 2025, to register the shares issuable upon conversion (including interest). On January 22, 2026, we delivered an irrevocable optional prepayment notice; on February 6, 2026, Yorkville converted $15.0 million of principal at $4.00 per share, resulting in the issuance of 3,750,000 shares, and we prepaid the remaining amounts for an aggregate cash payoff of $38.9 million (comprised of $35.0 million principal, $3.5 million prepayment premium, and $403 accrued interest), after which the related security interests were released.

Standby Equity Purchase Agreement

On July 7, 2025, we entered into the SEPA with Yorkville, pursuant to which the Company has the right, but not the obligation, to issue and sell to Yorkville up to $1.0 billion of its common stock, from time to time during the 36-month commitment period under the SEPA, subject to certain terms, limitations and conditions.

On January 22, 2026, we delivered a notice to Yorkville terminating the SEPA, effective as of January 29, 2026. During the term of the SEPA, we did not sell any shares of common stock under the SEPA.

Our Industry

Digital Asset Infrastructure and Real-World Asset Tokenization

The Company operates in the emerging digital financial infrastructure industry, with a focus on the tokenization, issuance, custody, and exchange of real-world assets (“RWAs”), beginning with precious metals such as gold. Real-world asset tokenization refers to the representation of ownership interests in physical or financial assets through blockchain-based digital tokens. These tokens are designed to reflect direct or indirect economic exposure to the underlying asset and may facilitate improved transferability, settlement efficiency, transparency, and programmability relative to traditional financial instruments.

Historically, ownership and financing of physical commodities such as gold have relied on a combination of physical custody arrangements, warehouse receipts, exchange-traded products, and over-the-counter contracts. These structures often involve multiple intermediaries, limited transparency into underlying reserves, manual reconciliation processes, extended settlement cycles, and operational friction. In addition, access to commodity-backed yield products has traditionally been limited to institutional participants or specialized financial vehicles.

Recent advances in distributed ledger technology, cryptographic security, and digital custody frameworks have enabled the development of platforms that seek to modernize commodity ownership and financing by integrating physical asset custody with digital issuance and transfer mechanisms. Tokenized commodity platforms are intended to allow for fractionalized ownership, near-real-time settlement, enhanced auditability, and programmable compliance features, while maintaining linkage to physical assets held in secure custody.

Gold-Backed Digital Assets and Yield Structures

Gold has historically served as a store of value and a monetary asset, particularly during periods of macroeconomic uncertainty, inflation, or geopolitical instability. Demand for gold exposure spans retail, institutional, and sovereign participants and includes both investment and treasury management use cases. Traditional gold investment vehicles include physical bullion, allocated and unallocated accounts, exchange-traded funds, futures contracts, and leasing arrangements. Each of these structures carries varying degrees of counterparty risk, liquidity constraints, settlement complexity, and operational overhead.

Tokenized gold products seek to combine attributes of physical ownership with the operational efficiencies of digital assets. These products may be structured to provide exposure to spot gold prices, enable transferability through blockchain-based systems, and, in certain cases, incorporate yield-generating mechanisms derived from underlying leasing, financing, or structured arrangements. Yield-bearing gold products have historically been limited in accessibility and often require specialized counterparties, minimum investment sizes, or bespoke contractual frameworks.

The Company’s Streamex platform is being developed to support compliant issuance and lifecycle management of tokenized commodity linked products, including gold denominated instruments. accredited, qualified, or institutional investors, as applicable.

Market Evolution and Institutional Adoption

The broader digital asset industry has evolved beyond cryptocurrencies toward infrastructure supporting regulated financial instruments, tokenized securities, and on-chain representations of traditional assets. Financial institutions, commodity market participants, and technology providers are increasingly exploring blockchain-based systems for settlement, custody, collateral management, and issuance of asset-backed products. This evolution has been driven by demand for operational efficiency, improved risk management, enhanced transparency, and reduced settlement times.

Institutional adoption of digital asset infrastructure has accelerated as regulatory clarity, enterprise-grade custody solutions, and compliance tooling have improved. At the same time, market participants continue to face challenges related to interoperability, regulatory uncertainty, counterparty risk, cybersecurity, and scalability. Platforms operating in this industry must address these challenges through robust governance frameworks, secure system architecture, third-party custody arrangements, and comprehensive compliance controls.

Regulatory Environment

The tokenization and digital asset infrastructure industry is subject to an evolving and complex regulatory landscape that varies by jurisdiction. Activities related to the issuance, trading, custody, and settlement of tokenized assets may be subject to regulation under securities laws, commodities laws, anti-money laundering and know-your-customer requirements, and other financial services regulations. Regulatory authorities in multiple jurisdictions continue to evaluate and refine frameworks applicable to digital assets and tokenized financial products.

Compliance with applicable regulatory requirements is a critical component of operating in this industry. Market participants must design systems and products that incorporate appropriate investor eligibility controls, disclosure practices, custody safeguards, and reporting mechanisms. Regulatory developments may impact product design, market access, operating costs, and the timing or feasibility of commercial launches.

Industry Risks and Competitive Landscape

The digital asset and tokenized RWA industry is characterized by rapid technological change, evolving standards, and increasing competition from both established financial institutions and emerging technology firms. Competitors may include digital asset exchanges, commodity trading platforms, fintech companies, and traditional financial services providers developing proprietary blockchain-based solutions.

Risks inherent in the industry include technology failures, cybersecurity incidents, regulatory changes, market volatility, counterparty risk, and uncertainty regarding user adoption.

Our Product

Streamex Digital Asset Infrastructure Business

Through Streamex, the Company operates a digital infrastructure business focused on the tokenization, issuance, and lifecycle management of real world asset (“RWA”) financial products, with an initial emphasis on gold backed and commodity linked instruments. Streamex operates as a technology and infrastructure platform intended to support digital issuance, custody integration, and transactional workflows for asset backed financial products.

The Streamex platform (the “Streamex Platform”) is designed to operate as an infrastructure provider rather than a principal commodity owner or trading counterparty. The platform is intended to enable third-party issuers, institutional participants, and qualified investors to access tokenized representations of real-world assets within applicable regulatory frameworks. Streamex is not designed to take proprietary commodity price exposure and is structured to operate with limited direct exposure to underlying commodity price volatility.

Business Model and Platform Scope

Streamex’s business model is focused on the development and operation of the Streamex Platform, a software based infrastructure solution that supports the digital representation and administration of tokenized RWA products. The platform is intended to support multiple stages of the asset lifecycle, including onboarding, issuance, transfer, settlement, reporting, and redemption, subject to applicable regulatory requirements.

The Streamex Platform is being designed to support:

●	Tokenized real-world asset issuance
●	Digital recordkeeping and transaction processing
●	Integration with third-party custodians and service providers
●	Investor eligibility, compliance, and reporting workflows

The Company expects the Streamex Platform to generate revenue primarily through fee based models, including issuance fees, transaction based fees, platform access fees, and other recurring or usage based fees, depending on product structure and market adoption. While subscriptions for GLDY are actively being accepted, Streamex has not yet generated material revenue from its fee models.

Initial Product Focus: Gold-Linked Digital Instruments

In connection with the ongoing development of the Streamex Platform, Streamex has announced the launch of GLDY (“GLDY”), a gold backed tokenized security representing fractional interests in a Cayman Islands exempted company (the “GLDY SPV”), which holds physical gold in custody with an LBMA-accredited custodian and participates in a gold leasing program administered by Monetary Metals. GLDY is currently being offered and sold on the Streamex Platform to accredited and qualified investors.

Gold has historically served as a store of value and a component of institutional and treasury level asset allocation strategies. Traditional gold investment and financing structures often involve operational complexity, limited transparency, and settlement inefficiencies. Tokenized gold structures seek to combine attributes of physical ownership with digital transaction capabilities, including enhanced transparency, transferability, and reporting functionality.

The Streamex Platform is intended to support the issuance and administration of GLDY, as well as any other tokenized RWA products developed in the future, in each case without investors taking direct ownership of, or trading positions in, the underlying assets of such RWA products.

Technology and Development Status

The Streamex Platform incorporates security, access controls, auditability, and data integrity features consistent with enterprise-grade financial infrastructure requirements. The Company continues to invest in platform enhancements, compliance workflows, and third-party integrations to support ongoing operations and future product development.

The Company expects to continue incurring development, compliance, and operating costs related to Streamex as it scales operations, expands product offerings, and supports the issuance and administration of GLDY and future tokenized asset products.

Regulatory Considerations

The tokenization and digital asset infrastructure industry is subject to evolving and complex regulatory requirements that vary by jurisdiction. Activities related to the issuance, transfer, custody, and settlement of tokenized assets may be subject to regulation under securities laws, commodities laws, anti-money laundering and know-your-customer regulations, and other financial services frameworks.

The Company intends for Streamex-supported products to operate within applicable regulatory requirements. However, regulatory interpretations and requirements may change, and such changes could impact product design, timing, operating costs, or the feasibility of commercial launch.

Competitive Landscape and Risks

The digital asset and real-world asset tokenization market is characterized by rapid technological change and increasing competition from both established financial institutions and emerging technology firms. Competitors may include digital asset platforms, fintech companies, commodity market participants, and traditional financial services providers developing proprietary digital infrastructure.

Risks associated with the Streamex business include, but are not limited to, regulatory uncertainty, technology development risk, cybersecurity risk, market adoption risk, integration with third-party service providers, and operational execution risk. There can be no assurance that Streamex will achieve commercial success.

Technology and Development Plan

The Company’s technology and development activities are focused primarily on digital asset infrastructure for the tokenization and administration of real world assets through the Streamex Platform, a software based digital infrastructure platform intended to support the tokenization, issuance, and lifecycle management of real world asset instruments, including GLDY and other tokenized products that may be developed in the future. Technology development efforts continue to focus on platform enhancements, compliance and regulatory workflows, system security, auditability, and integration with third party custodians and service providers.

The Streamex Platform supports asset onboarding, digital issuance, transaction processing, reporting, and redemption functionality, subject to applicable regulatory requirements. The Company expects to continue incurring development, compliance, and operating costs related to the Streamex Platform as it scales operations and pursues additional product launches.

Customers

The Streamex Platform is now operational and is currently supporting the issuance and administration of GLDY. Accredited and qualified investors are permitted to purchase and hold GLDY. Over time, customers are expected to include institutional participants, qualified investors, and third-party issuers, subject to regulatory requirements.

Competition

The digital asset and real-world asset tokenization market is highly competitive and rapidly evolving. Competitors may include digital asset platforms, fintech companies, commodity market participants, and traditional financial institutions developing proprietary blockchain-based infrastructure. Many potential competitors have substantially greater financial, technical, and operational resources than the Company.

Competition in this market is driven by factors including regulatory compliance capabilities, technology reliability, security, integration with custodians and financial institutions, and market adoption. There can be no assurance that Streamex will be able to compete effectively or achieve commercial success.

Large financial firms are entering the RWA tokenization arena:

●	Pax Gold (PAXG) issues gold-backed tokens, redeemable one-for-one for physical gold stored in LBMA vaults, with $810M market cap.
●	Securitize, Inc., a regulated issuer of security tokens, has enabled $4B+ in tokenized assets (including tokenized treasury and equity funds) using regulated infrastructure.
●	Tradeweb and other institutional platforms are integrating blockchain capabilities into conventional markets, complementing the trend.

Other RWA tokenization platforms—e.g., Tokeny, Polymesh, and Spydra—span real estate, carbon credit, and commodities segments, reflecting broadening market demand. This evolving landscape validates Streamex’s initiative while highlighting the need for strong competitive positioning.

Suppliers

Streamex has established operational relationships with third-party service providers that are material to its tokenization business. With respect to GLDY, the Company has engaged, either directly or indirectly through its relationships with subsidiaries, affiliates, the GLDY SPV and other third parties, a fund administrator, a gold leasing agent, a gold custodian, and an auditor. The Company relies on an LBMA-accredited custodian for physical gold storage to support the administration of GLDY, and the gold leasing program in which the GLDY SPV participates is administered through the MM Agreement. The success of GLDY and the Company’s broader tokenization operations facilitated via the Streamex Platform depend on the continued performance of these and other key service providers, and any failure, insolvency, or withdrawal of services by any one of these providers could adversely affect the Company’s ability to operate the platform and support its current or future tokenized products.

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

Intellectual Property

Patents

Our success with our medical device technology depends in large part on our ability to establish and maintain the proprietary nature of our technology. We have retained Sterne Kessler Goldstein & Fox P.L.L.C., a patent firm based in Washington DC, to help develop and execute a strategy for the development of our patent portfolio.

Our owned patent portfolio now includes 46 issued/allowed utility patents (34 utility patents where the Company is at least one of the applicants). Thirty additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (30 U.S. and foreign utility patent applications where either the Company, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where the Company is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 7 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 7 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

The Company and ViralClear signed three patent and know-how license agreements with Mayo Foundation for Medical Education and Research in November 2019. Under the terms of such agreements, the Company exclusively licensed additional patents and applications of the Mayo Clinic related to novel ways for ablation therapy and to treat autonomic nervous system disease including hardware, software and algorithmic solutions to be integrated into PURE EPtechnology. The Company intends to take the licensed intellectual properties and products, which have been developed by Mayo Clinic over the last decade, through FDA approval, manufacturing, and commercialization. The development program is run under the leadership of Dr. Asirvatham. On March 5, 2021, we announced that the U.S. Patent Office had allowed a utility patent that ViralClear has exclusively licensed from the Mayo Foundation for Medical Education and Research. The patent application number 16,805,017 entitled, “Systems and Methods for Electroporation” was filed on February 28, 2020. The patent describes and claims methods and materials for improving the treatment of hypertension via electroporation of nerves in the renal area. Electroporation is an emerging technique that has demonstrated efficacy in treatments for several critical conditions and is currently being evaluated for the treatments of autonomic nervous disorders, including hyper- and hypotension / syncope.

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

We also have a pending U.S. trademark application for “GLDY,” which has received a Notice of Allowance from the United States Patent and Trademark Office and is used in connection with our digital asset and tokenization platform. Registration of this mark is subject to the filing and acceptance of a Statement of Use.

Government Regulation

Digital Asset Infrastructure and Real-World Asset Tokenization

Streamex operates a technology and infrastructure platform intended to support the tokenization, issuance, custody integration, and lifecycle management of real-world asset (“RWA”) financial products, including commodity-linked digital instruments. As a result, Streamex is subject to an evolving and complex regulatory framework that spans securities, commodities, financial services, anti-money laundering, sanctions, data privacy, and consumer protection laws in the United States and internationally.

U.S. Federal and State Regulation

Depending on product structure, participant roles, and transactional features, Streamex’s activities may be subject to regulation by, among others:

●	The U.S. Securities and Exchange Commission (SEC) under the Securities Act of 1933 and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including regulations applicable to the offer, sale, and secondary trading of securities, broker-dealer activities, alternative trading systems, transfer agents, and investment advisers;
●	The Commodity Futures Trading Commission (CFTC) with respect to commodities, derivatives, swaps, and certain digital asset products or transactions;
●	The Financial Crimes Enforcement Network (FinCEN) under the Bank Secrecy Act (“BSA”) and related anti-money laundering (“AML”) and know-your-customer (“KYC”) requirements applicable to money services businesses and other covered entities;
●	The Office of Foreign Assets Control (OFAC) with respect to U.S. economic sanctions programs and restrictions on transactions involving sanctioned jurisdictions, entities, or individuals;
●	State financial regulators, including state securities regulators and state money transmission authorities, which may impose licensing, registration, bonding, net worth, reporting, and examination requirements depending on the nature of activities conducted.

Regulatory classifications applicable to digital assets and tokenized financial instruments remain subject to interpretation and change, and regulatory authorities may adopt new rules, guidance, or enforcement positions that impact Streamex’s business model, product design, operating costs, or ability to conduct certain activities.

Securities and Commodity Law Considerations

Certain tokenized assets supported by the Streamex platform may be deemed “securities” under federal or state securities laws, or “commodities” under the Commodity Exchange Act, depending on their structure, rights, economic characteristics, and manner of distribution. As a result, such products may be subject to registration requirements or exemptions, transfer restrictions, disclosure obligations, resale limitations, and ongoing reporting or compliance obligations.

There can be no assurance that regulatory authorities will agree with Streamex’s characterization of any particular digital asset or transaction, and adverse regulatory determinations could require changes to product structure, limitations on distribution, suspension of offerings, or enforcement actions.

AML, KYC, and Financial Crime Compliance

Streamex is subject to AML, KYC, and counter-terrorist financing requirements under U.S. and international laws and regulations. These requirements include customer identification, transaction monitoring, recordkeeping, suspicious activity reporting, and sanctions screening. Compliance with these obligations may increase operating costs and requires ongoing investment in compliance systems, controls, and personnel.

Failure to comply with applicable AML, sanctions, or financial crime regulations could result in significant civil or criminal penalties, reputational harm, and restrictions on operations.

Data Privacy, Cybersecurity, and Technology Regulation

Streamex’s operations involve the collection, processing, storage, and transmission of sensitive customer, transactional, and financial data. As a result, Streamex is subject to data protection, privacy, and cybersecurity laws and regulations, including U.S. federal and state privacy laws and, where applicable, foreign data protection regimes such as the European Union’s General Data Protection Regulation (“GDPR”).

Cybersecurity incidents, data breaches, or failures of information systems could result in regulatory investigations, enforcement actions, civil liability, and reputational harm.

International Regulation

Streamex intends to operate and support transactions involving participants, assets, or custodians located outside the United States. International activities may subject Streamex to foreign securities, commodities, payments, AML, sanctions, and data protection laws, which vary significantly by jurisdiction and may impose additional licensing, registration, or compliance obligations.

Regulatory requirements in non-U.S. jurisdictions may be inconsistent or conflict with U.S. regulations, increasing compliance complexity and risk.

Regulatory Uncertainty

The regulatory framework applicable to digital assets, tokenization platforms, and blockchain-based financial infrastructure continues to evolve rapidly. Legislative, regulatory, or enforcement developments could materially and adversely affect Streamex’s business, operating results, or strategic plans. Compliance with existing and future regulations may require substantial resources and could limit the development, launch, or scalability of certain products or services.

Legacy Medical Device Regulation

The Company’s legacy PURE EP™ Platform received FDA 510(k) clearance on August 8, 2018. The medical device business remains subject to FDA regulations governing product design and development, testing, manufacturing, labeling and packaging, advertising and promotion, and product sales, distribution, and servicing. Medical devices are also subject to Quality System Regulation (QSR), establishment registration, medical device listing, labeling regulations, and medical device reporting regulations. The Company is evaluating strategic alternatives for the legacy medical device business.

Employees

As of December 31, 2025, we had 6 full-time employees. Additionally, we use 4 consultants as needed to perform various specialized services. None of our employees are represented under a collective bargaining agreement.

Corporate and Other Information

We were originally incorporated in Nevada in February 2009 and, in April 2011, we merged with our wholly owned subsidiary, BioSig Technologies, Inc., a Delaware corporation, with the Delaware corporation continuing as the surviving entity. On September 12, 2025, we changed our name to Streamex Corp. Our principal executive offices are located at 2431 Aloma Avenue Suite 243, Winter Park, Florida 32792, and our telephone number is +1-203-409-5444. Our website addresses are www.streamex.com and https://ir.streamex.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

We file or furnish electronically with the U.S. Securities and Exchange Commission (the “SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. We make available on our website, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

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

●	Our digital asset infrastructure and real-world asset tokenization business is new and unproven, and we may not successfully commercialize tokenized products or achieve market adoption.

●	The regulatory environment for digital assets and tokenized products is evolving and uncertain; our products and platform may be subject to securities, commodities, broker-dealer/ATS, money transmission, AML/KYC, sanctions, and other regulatory requirements that could restrict our operations, delay launches, or increase costs.

●	Our tokenized gold strategy exposes us to risks related to gold custody frameworks, reserve verification, liquidity, and (if applicable) redemption functionality, including risks relating to unallocated custody, the absence of linkage of tokens to specific bullion bars, and the absence of live proof-of-reserves or independent audit processes.

●	Tokenholders do not benefit from FDIC or SIPC protections, and may face delays, partial recovery, or total loss in the event of SPV insolvency or service provider failure.

●	The SPV does not pay cash distributions; yield is paid as additional Tokens (scrip dividends), which limits liquidity for investors who may not be able to easily convert their investment to cash.

●	The SPV’s gold may be commingled with gold from other lessors in Monetary Metals’ leasing program, and other lessors may receive more favorable terms or priority in enforcement scenarios.

●	The value of our gold-linked strategy and our financial results could be adversely affected by volatility in gold prices, including potential impairment of gold holdings or reduced demand for gold-linked token structures.

●	Our prior issuance of convertible debentures and related embedded derivative accounting created the potential for significant dilution and volatility in reported results, and similar financing in the future could have similar effects.

●	We are subject to cybersecurity and data privacy risks (including risks related to third-party vendors and cloud platforms), which could result in service disruptions, loss or theft of digital assets or data, regulatory scrutiny, liability, and reputational harm.

●	Because we have reverted to a development stage company, we expect to incur operating losses.

●	We may need to finance our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds that we obtain may not be on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

●	If we do not effectively manage changes in our business, these changes could place a significant strain on our management and operations.

●	Our strategic business plan may not produce the intended growth in revenue and operating income.

●	We currently have limited sales, marketing or distribution operations and will need to expand our expertise in these areas.

●	Our product development program depends upon third-party researchers, including Mayo, who are outside our control and whose negative performance could materially hinder or delay our pre-clinical testing or clinical trials.

●	We may face risks associated with future litigation and claims.

●	The Company has concluded that there were material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of the Company’s financial reporting depends on the effectiveness of its internal controls over financial reporting.

●	If we do not obtain protection for our intellectual property rights, our competitors may be able to take advantage of our research and development efforts to develop competing products.

●	If we infringe upon the rights of third parties, we could be prevented from selling products and forced to pay damages and defend against litigation.

●	We maintain license agreements with Mayo Clinic related to our legacy medical device business, and failure to comply with such agreements could result in loss of intellectual property rights.

●	If we fail to comply with our obligations under our license agreements, we could lose the rights to intellectual property that is important to our business.

●	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

●	Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

●	The market price for our common stock may fluctuate significantly, which could result in substantial losses by our investors.

●	Although our shares of common stock are now listed on the Nasdaq Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

●	Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock, which could negatively impact the market price and liquidity of our common stock and our ability to access the capital markets.

●	Future sales of our common stock in the public market or other financings could cause our stock price to fall.

●	If we sell additional equity or debt securities to fund our operations, it may impose restrictions on our business.

Risks Related to Our Business and Industry

Because we have reverted to a development stage company, we expect to incur operating losses.

We are a development stage company with respect to our principal business, the Streamex digital asset infrastructure and real-world asset tokenization platform. We have not generated material revenue from the Streamex platform and expect to incur substantial additional operating expenses over the next several years as we develop and launch our tokenized gold product (GLDY), other future tokenized asset offerings, and related infrastructure, invest in technology development and compliance capabilities, and build strategic partnerships in the digital asset and commodity finance markets.

●	The amount of our future losses and when, if ever, we will achieve profitability are uncertain. Our ability to generate revenue and achieve profitability will depend on, among other things:
●	successful completion of the Streamex platform’s technical development, including smart contract deployment, custody integration, and compliance infrastructure;
●	obtaining or maintaining any necessary regulatory approvals, licenses, or exemptions from the SEC, CFTC, FinCEN, state regulators, or other authorities;
●	establishing partnerships with third-party custodians, bullion providers, and financial institutions;
●	achieving market acceptance for our tokenized gold product (GLDY) and any future tokenized asset offerings;
●	developing liquid secondary markets for our tokens; and
●	raising sufficient funds to finance our development and commercialization activities.

We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations may be materially adversely affected.

The Company also retains a legacy medical device business focused on the PURE EP™ Platform, which is not a strategic priority and is being evaluated for strategic alternatives. Revenues from this legacy business have not been material, and no assurance can be given that the Company will realize any value from the disposition or continued operation of this business.

Our digital asset and tokenization business is new and unproven, subjecting us to numerous risks and uncertainties.

The Company’s ongoing primary focus will be scaling the Streamex Platform for the tokenization of real-world assets. The development and commercialization of digital tokens backed by physical assets involves significant technical, regulatory, and market uncertainties. The regulatory environment for digital assets and token offerings is rapidly evolving; changes in laws or regulations (or the interpretation of existing laws, including securities, commodities, and money transmission regulations) could impose costly compliance obligations, restrict our business model, or make our any token offering infeasible. Additionally, market acceptance of asset-backed digital tokens (such as GLDY) remains subject to ongoing validation. If we are unable to maintain regulatory compliance, attract users, and establish a liquid market for our tokens, our digital asset initiative may not generate the anticipated benefits, and our business, financial condition, and results of operations could be adversely affected.

Our tokenized gold products and platform may be subject to extensive and evolving regulation, and we may be required to obtain licenses or registrations (including broker-dealer or alternative trading system regulation) that could delay or prevent commercialization.

Digital tokens representing contractual interests in gold or other RWAs may be treated as “securities” and/or “commodities” depending on their structure, the rights conveyed, and how they are offered and traded. As a result, we may be required to rely on offering exemptions, implement transfer restrictions and resale limitations, and ensure that any secondary trading occurs through appropriately regulated venues. In addition, as we expand investor onboarding and platform functionality across jurisdictions, we may face overlapping and potentially conflicting requirements applicable to broker-dealers, alternative trading systems (“ATS”), custodial service providers, and other regulated financial activities. Regulatory scrutiny, new legislation, changing interpretations, or enforcement actions could require changes to our products or platform, limit our ability to operate in certain markets, increase compliance costs, or cause us to suspend or discontinue planned offerings.

Our tokenization strategy depends on third-party custody, reserve verification, and related operational controls that may not be fully implemented or may not operate as expected.

The success of our current and planned tokenized products rely on establishing third-party custody arrangements for underlying assets and the implementation of controls to manage credit risk, reserve verification, auditability, and related controls. With respect to GLDY, gold may be held on an unallocated basis, and there may be no current mechanism to link GLDY balances to physical gold held as individual bullion bars. As a result of these operational hurdles, physical redemption for underlying assets may only be available under certain conditions, We have not yet fully implemented a live proof-of-reserves dashboard or public confirmation of 1:1 gold backing for tokens, and we are in the process of implementing an independent audit process for bullion holdings on a defined timeline. If custody infrastructure, verification processes, or operational safeguards are delayed, incomplete, or fail (including smart-contract or operational safeguards designed to prevent issuance of tokens in excess of gold held), investor confidence, market adoption, and regulatory posture could be adversely affected.

If our tokens are not listed on an exchange and we do not engage market makers or establish liquid trading venues, tokenholders may face significant liquidity and pricing risk.

Our ability to attract investors and support token utility may depend on the availability of liquid secondary markets. Tokens are not currently listed on any exchange, and no market makers are engaged to provide liquidity or price stability. In addition, the transferability, lock-up restrictions, and resale mechanics applicable to tokenized products may be limited or may evolve over time. Limited liquidity could result in wide bid-ask spreads, price volatility, and difficulty exiting positions, which may reduce investor demand and materially adversely affect our business.

We may face operational and governance risks because we may retain centralized control over token smart contracts.

We may retain centralized control over token smart contracts, including upgrade authority. If governance controls, access controls, or change-management processes fail, or if smart contract upgrades are executed improperly, such events could cause operational disruption, unintended token behavior, losses to users, or regulatory scrutiny. These risks could adversely affect trust in our platform and the perceived integrity of our token offerings.

Tokenholders may not have perfected rights to underlying gold and may be treated as unsecured creditors in an insolvency scenario.

Depending on product structure, tokenholders may not have direct legal title to specific bullion bars or a perfected security interest in underlying assets. In an insolvency, recovery of value may depend on third-party custodian arrangements and could subject tokenholders to delays or losses, including the possibility that tokenholders rank as unsecured creditors. Any such outcomes could adversely affect token adoption and our ability to commercialize tokenized products.

Our financial results and the market price may be adversely affected by fluctuations in the price of gold, other precious metals, and the volatility inherent in digital asset markets.

We have deployed and continue to develop the Streamex Platform, a blockchain-based platform for the tokenization of real-world assets (“RWA”). The Streamex Platform has an initial focus on the issuance and administration of GLDY, a gold-backed tokenized security that seeks to provide holders exposure to the spot price of gold. The value proposition of GLDY—and the underlying demand for GLDY from prospective investors—is inherently linked to prevailing and expected future prices of gold.

While we seek to operate as a technology platform and facilitator—earning revenue through token issuance, platform usage, and transaction fees—our exposure to the issuance of GLDY introduces indirect but material risk. If the price of gold declines materially or becomes more volatile, demand for GLDY or gold-backed RWA more generally may decrease, impairing our ability to successfully issue new GLDY, develop future tokenized products, or generate secondary market activity. In addition, lower gold prices may increase counterparty risk among our gold leasing counterparties, potentially leading to defaults or contractual disputes that could harm our reputation and operations. Moreover, Streamex’s tokens are structured as digital assets and are subject to broader volatility and uncertainty inherent in the digital asset and blockchain ecosystem. This includes risks related to token pricing, investor adoption, smart contract execution, liquidity, regulatory scrutiny, cyber threats, and custodial integrity. The performance of our gold tokenization strategy may be further affected by sentiment across the broader digital asset market, regardless of the performance of gold itself.

As Streamex scales its balance sheet and operational footprint in support of its gold strategy, our consolidated financial results may increasingly reflect the performance of this line of business. Accordingly, any sustained disruption in the gold market or deterioration in investor confidence in digital asset–linked products could materially and adversely affect our financial condition, operating results, and the market price.

Our gold-linked tokenization and treasury strategy may expose us to complex liquidity risks across both traditional and digital asset markets, which could adversely affect our financial results.

The issuance and administration of GLDY requires the Company to deploy a capital strategy that ultimately involves the acquisition of physical gold by the GLDY SPV, which is held in custody with professional custodians and deployed into a leasing program administered by Monetary Metals under the MM Agreement. This model seeks to maintain a long gold position and generate yield for holders of GLDY through gold leasing activities. However, this approach introduces liquidity management challenges that may ultimately impact the financial performance of the Company, as the ability of the Streamex Platform to generate fee revenues for the Company is dependent upon the successful issuance and administration of GLDY and other tokenized RWA products that may be offered on the Streamex Platform in the future.

The gold market, while historically liquid, can be subject to temporary dislocations caused by geopolitical events, macroeconomic shocks, or supply chain disruptions. Similarly, emerging token markets—particularly those involving newly issued or bespoke digital assets—often exhibit reduced trading volumes, fragmented order books, and dependence on limited market makers or exchange infrastructure. These structural limitations may prevent timely exits or settlements, or may result in price slippage, widening spreads, or delayed conversions between tokenized assets and fiat currency.

Additionally, gold deployed into leases may not be immediately available for redemption or liquidation. If investor demand softens, market infrastructure fails to scale, or lessees default on their lease obligations, we may face constraints on accessing or redeploying gold-linked assets, reducing liquidity, delaying revenue recognition, and potentially impairing balance sheet efficiency.

These liquidity risks, across both traditional bullion markets and tokenized asset venues, may limit our ability to execute our gold strategy effectively. If we are unable to timely deploy or rotate capital, or if our token products fail to achieve meaningful market traction, our financial results, cash flows, and overall operating performance could be materially and adversely affected.

We operate in the highly competitive gold market, and established market participants with greater resources, regulatory positioning, or brand recognition may outperform us.

Streamex operates within the global gold market, a highly competitive industry dominated by well-established financial institutions, bullion banks, ETF sponsors, precious metals dealers, and newer entrants offering gold-backed digital assets. Many of these participants possess significantly greater financial resources, broader market access, deeper liquidity, established regulatory frameworks, and longstanding relationships with institutional investors and gold leasing counterparties.

We also face emerging competition from blockchain-native platforms offering gold-linked tokens or decentralized finance (DeFi) products that may offer alternative value propositions or pricing advantages. Some of our competitors may already have established physical custody infrastructure, tokenized offerings, or secondary markets in place. In addition, we face competition from traditional gold investment products such as exchange-traded funds (ETFs), futures contracts, and bullion dealers, which are already widely accepted by retail and institutional investors.

If we are unable to successfully differentiate our platform, build user trust, secure high-quality counterparties, or scale liquidity in our tokenized offerings, we may not be able to compete effectively. Any failure to compete successfully could adversely affect our ability to grow our market share, attract capital to our platform, or generate sustainable revenue, which would have a material and adverse effect on our business, financial condition, and results of operations.

Evolving regulatory requirements for gold trading and cross-border transactions may increase our compliance costs and could restrict or delay our operations.

The Company’s tokenization business model, including the infrastructure supporting the issuance and administration of GLDY, spans multiple regulated domains, including securities issuance, commodity-related activities, and digital asset markets, each of which is subject to evolving and potentially conflicting regulatory frameworks across jurisdictions.

In particular, the issuance and leasing activities underlying GLDY involve cross-border elements, which subject the Company to a range of regulatory regimes. These include anti-money laundering (“AML”) and know-your-customer (“KYC”) requirements, securities registration and exemptions, custody and safekeeping standards, and gold traceability obligations, all of which may become more stringent as regulators focus on precious metals and digital asset markets.

Simultaneously, tokenized representations of gold delivery rights are likely to be classified as securities in many jurisdictions, including Canada and the United States, subjecting our platform to securities registration requirements, prospectus exemptions, and potential enforcement action if deemed non-compliant. As we onboard investors, counterparties, and exchanges in different countries, we must assess and adhere to multiple legal frameworks, including those applicable to broker-dealers, alternative trading systems (“ATS”) operators, stablecoin providers, and custodial service providers.

The regulatory environment for tokenized commodities and cross-border digital assets remains fluid. New legislation or guidance from regulators such as the SEC, FINTRAC, FCA, MAS, or IOSCO could impose additional disclosure, reporting, registration, or licensing requirements on our business, including on our smart contracts, custody relationships, or token design. Meeting these evolving obligations may result in significant compliance costs, delays in product rollout, or restructuring of token features.

Failure to anticipate or comply with applicable laws and regulations could limit our ability to offer products in certain jurisdictions, subject us to enforcement actions or fines, or require us to unwind existing transactions. Any such regulatory developments could materially and adversely affect our business, platform scalability, and financial performance.

Our ability to execute our business plan depends on the successful development, deployment, and commercialization of blockchain-based enterprise solutions for tokenized commodities, on-chain commodity markets, and treasury management, which may not materialize as expected.

Streamex’s business model relies on the development and successful commercialization of blockchain-enabled infrastructure that supports the tokenization of real-world assets—beginning with gold—and the creation of on-chain commodity trading systems and treasury management strategies. Our ability to generate revenue and scale operations depends on the timely and functional integration of multiple technical, legal, and market-facing components, including:

●	Smart contracts capable of enforcing gold delivery claims;

●	Regulatory-compliant token issuance and transfer mechanics;

●	Scalable custody and proof-of-reserves solutions;

●	A compliant trading platform with liquidity support;

●	Institutional-grade treasury infrastructure for token settlement and redeployment.

Although the Streamex Platform is currently administering the issuance and trading of GLDY, the systems supporting tokenized commodity flows and digital secondary market infrastructure continue to evolve, and there can be no assurance that our technology will continue to function as intended, meet security or audit standards, or achieve broader market acceptance. Bugs, third-party integration failures, or regulatory developments may materially impair our ability to scale operations or meet investor expectations.

Moreover, widespread commercial acceptance of tokenized commodity assets particularly those not offering direct legal title to physical bullion is uncertain and may depend on user familiarity, platform trust, macroeconomic conditions, and evolving regulatory support. Even if we successfully deploy our core infrastructure, user adoption may lag or institutional counterparties may hesitate to participate in a new digital settlement framework.

If we are unable to successfully design, launch, or scale our blockchain enterprise solutions or if these solutions fail to gain sufficient traction among gold leasing participants, custodians, market makers, or institutional investors our ability to execute our strategic plan and generate sustainable revenue may be material and adversely affected.

Changes in laws and regulations, including increased regulation of blockchain technologies and digital assets, may adversely affect our business, product development, and compliance obligations.

The legal and regulatory environment applicable to blockchain-based platforms, digital asset issuance, and tokenized financial products is rapidly evolving. Streamex’s business involves the creation and distribution of tokenized claims on physical commodities through blockchain infrastructure. This structure intersects with regulatory regimes governing securities, commodities, financial services, payments, data privacy, and cross-border transactions. Any material change in applicable laws, regulatory guidance, or enforcement priorities could adversely affect our operations, increase compliance burdens, or require us to modify, delay, or cancel certain product offerings.

In particular, governments and regulatory agencies globally—including the SEC, the Commodity Futures Trading Commission (CFTC), the Canadian Securities Administrators, and other international bodies—have signaled increased scrutiny over blockchain-based activities. Areas of focus include the classification of digital tokens as securities, the registration of platforms as broker-dealers or ATS, custody and safekeeping standards, and AML compliance. Heightened regulation could also affect how smart contracts are governed, how token transfers are tracked, and how compliance responsibilities are allocated among issuers, custodians, and technology providers.

Changes in applicable law could impose new licensing or registration requirements, require changes to our token architecture, restrict our ability to engage in cross-border token sales, or subject our personnel or counterparties to additional oversight. In addition, regulatory developments may outpace technological adaptation, resulting in uncertainty or fragmentation that inhibits innovation or market adoption.

Complying with new or modified regulatory regimes could require significant legal, operational, and technical resources. Failure to comply—or perceived non-compliance—with applicable regulatory requirements may result in fines, enforcement actions, product delays, reputational harm, or even the inability to operate in certain jurisdictions. Any such developments could materially and adversely affect our business, prospects, and financial condition.

Our platform may fail to achieve market adoption or effectively address key inefficiencies in the traditional gold and commodities markets.

Streamex’s business model is predicated on the belief that blockchain-based tokenization can address long-standing inefficiencies in the gold and broader commodities markets—such as limited access to yield-bearing gold products, lack of real-time settlement infrastructure, illiquidity of gold leasing arrangements, and restricted investor access.

However, there is no assurance that our platform will gain traction among institutional investors, gold leasing participants, traders, or other key market participants.

Many participants in the traditional gold market operate within established commercial relationships, regulatory frameworks, and settlement processes that may be resistant to change or skeptical of blockchain-based alternatives. Institutional investors may be slow to embrace tokenized interests in a gold leasing vehicle, particularly those that do not confer direct legal title to physical bullion. Similarly, traditional gold market participants may prefer established financing models, and existing exchanges may be unwilling to support tokens issued through non-traditional mechanisms.

Even if the technology performs as intended, our platform may fail to differentiate itself meaningfully from other gold-backed token offerings or digital asset infrastructure providers, several of whom already have established user bases, liquidity, and regulatory licenses. Without sustained user engagement and ecosystem development, Streamex may struggle to reach commercial scale or justify its infrastructure investment.

If we are unable to demonstrate compelling advantages over traditional commodity market solutions—or if potential users are unwilling to change entrenched behaviors—our platform may not achieve meaningful adoption, which would materially and adversely affect our business prospects, financial performance, and growth trajectory.

Our gold-focused tokenization strategy will subject us to enhanced regulatory oversight across securities, commodities, and precious metals regimes, which may increase our compliance burdens and limit operational flexibility.

The infrastructure underlying the issuance and administration of GLDY combines elements of traditional commodity holding with gold leasing and blockchain-based digital asset issuance—triggering overlapping regulatory frameworks that are subject to heightened scrutiny from global regulators.

In particular, gold markets are subject to extensive regulation related to sourcing, trading, custody, and leasing. Regulatory bodies such as the London Bullion Market Association (“LBMA”), the Financial Transactions and Reports Analysis Centre of Canada (FINTRAC), the U.S. Department of the Treasury, and various central banks impose rules around gold purity standards, provenance, AML, and sanctions compliance. Our partnerships with bullion custodians, reliance on gold leasing arrangements through Monetary Metals, and participation in global trade flows may trigger reporting, licensing, and inspection obligations under these frameworks.

In parallel, the tokenization of gold-linked instruments is expected to be treated as the issuance of securities in most jurisdictions, subjecting Streamex to securities laws, including prospectus exemptions, resale restrictions, investor suitability rules, and ongoing disclosure obligations. In the U.S., Canada, and elsewhere, regulators have signaled increased oversight of digital asset instruments, especially those that function as investment contracts or derivative-like structures.

Given the nature of our gold strategy—which spans physical commodities, token issuance, and decentralized infrastructure—we anticipate enhanced regulatory oversight from multiple authorities across jurisdictions. This may include periodic audits, product-level reviews, cross-border compliance restrictions, and the potential need for broker-dealer, ATS, or commodity pool operator registrations. In some cases, new or revised rules could require us to alter token design, restrict certain investor types, or suspend offerings in affected jurisdictions.

Complying with these layered regulatory obligations will require significant legal, technical, and financial resources. Failure to meet applicable standards—or regulatory determinations that contradict our structural assumptions—could result in enforcement actions, civil or criminal penalties, loss of licensure, reputational harm, or business disruption. As a result, our gold strategy may expose us to enhanced compliance risks and may materially and adversely affect our ability to operate, scale, or compete effectively.

Discrepancies between token volume entitlements and actual gold holdings may lead to valuation uncertainty, settlement delays, and reputational harm.

The SPV’s gold leasing activities are conducted through a “back-to-back” structure pursuant to agreements with Monetary Metals, whereby the SPV leases gold to a designated series of a Delaware series limited liability company managed by Monetary Metals, which then may commingle the SPV’s gold with gold from other participants and lease it to the ultimate lessee. Accordingly, the Company relies heavily on the performance of its service providers and lease counterparties in ensuring efficient administration of GLDY.

In the context of other tokenized digital assets, settlement risk is exacerbated when settlement finality on-chain does not align with actual asset delivery off-chain. According to the Bank for International Settlements, token arrangements can introduce mismatches between token issuance, asset availability, and transfer finality—raising risk around incomplete settlement.

If Streamex cannot deliver the full gold volumes represented by its tokens—or if deliveries are delayed—tokenholders may experience difficulty redeeming tokens, confront valuation discrepancies, and lose confidence in the platform. Such issues could erode secondary market liquidity, prompt margin or reserve adjustments, and trigger reputational or regulatory scrutiny. Ultimately, these challenges could materially impair our business model, financial condition, and long-term growth potential.

The concentration of our holdings and strategy in gold may amplify the risks inherent in our business model and expose us to adverse market and operational developments.

Streamex’s intended tokenization and treasury strategy may be heavily concentrated in gold. A substantial portion of our revenue model and balance sheet exposure is tied to the successful administration of GLDY and the gold leasing arrangements underlying the GLDY product. While gold is traditionally viewed as a stable store of value, such concentration will enhance our exposure to a single asset class and a narrow set of market and operational risks.

Gold markets are subject to a range of external forces including macroeconomic policy shifts, inflation expectations, interest rate volatility, geopolitical instability, and currency fluctuations. Any adverse developments in these areas—such as sustained declines in gold prices, weakening institutional demand, or tightening of physical delivery infrastructure—could materially impact the perceived value of our tokenized products and reduce investor demand.

Additionally, our reliance on a limited number of gold leasing counterparties and custodial partners to secure, hold, and safeguard the underlying gold creates additional counterparty and operational concentration risks. Any lessee defaults, disputes over lease terms, custodial limitations, or insurance shortfalls could have disproportionate effects on our token programs and financial stability.

Unlike diversified financial institutions or asset managers, Streamex has not yet expanded into other commodities or asset classes, which limits our ability to hedge or offset commodity-specific shocks. Until we achieve broader asset diversification or launch a multi-asset tokenization strategy, our strategic focus on gold will continue to heighten our vulnerability to gold-specific pricing, supply, and market confidence risks.

Such concentration may impair our liquidity, restrict capital rotation, increase volatility in our platform, and reduce investor confidence, all of which could materially and adversely affect our business, financial results, and long-term prospects.

Our gold holdings will be significantly less liquid than cash and cash equivalents and may not serve as a reliable source of liquidity in times of need.

As part of our asset-backed token issuance model, Streamex anticipates holding a portion of its assets in physical gold—whether directly or through special purpose vehicles, with gold held in custody with professional custodians and potentially deployed into gold leases through Monetary Metals. While gold is widely regarded as a store of value, it lacks the immediate liquidity and transactional flexibility of cash or cash equivalents, particularly in a corporate treasury context.

Unlike cash, which can be deployed immediately to satisfy operational expenses, service debt, or meet regulatory obligations, gold holdings may require conversion through third-party custodians, sales in potentially illiquid or volatile markets, or settlement of contractual obligations over extended periods. Additionally, when gold is deployed into leases or held as token reserves, we may face legal or practical constraints on its conversion or redeployment, particularly during times of market stress or when platform users seek redemption or exit en masse.

If the Company encounters liquidity needs that exceed the available cash on hand, the reliance on gold or tokenized gold reserves may limit our ability to respond rapidly. This could impair our capacity to meet obligations, delay strategic execution, or require unfavorable asset liquidations. These risks may be further exacerbated in periods of gold market disruption, reduced token liquidity, or custodial access constraints.

As a result, the presence of gold holdings on our balance sheet should not be viewed as equivalent to cash or near-cash instruments. Our reliance on less liquid assets may materially and adversely affect our financial flexibility and resilience in periods of operational or market stress.

These risks could materially and adversely affect the value, utility, and credibility of our token offerings, and may impair our ability to scale operations or attract institutional participation.

Geopolitical instability, including conflict in the Middle East, could adversely affect gold markets, custody arrangements, cross-border settlement, and demand for our tokenized commodity products.

Our business is exposed to macroeconomic and geopolitical conditions that affect the global precious metals markets, the digital asset ecosystem, and cross-border financial activity. Escalation of armed conflicts, political instability, terrorism, trade restrictions, sanctions programs, shipping disruptions, or broader unrest in the Middle East or other regions could result in increased volatility in gold prices, higher insurance and transportation costs, disruption to bullion supply chains, delays in settlement, reduced market liquidity, or heightened counterparty risk. Public company filings in adjacent sectors, including precious metals and commodity-related issuers, commonly recognize that instability in the Middle East can materially affect commodity prices, trading conditions, logistics, and financial performance. With respect to GLDY specifically, a number of leases that MM has arranged for the SPV are concentrated in the Middle East; therefore, to the extent broader unrest in the Middle East continues, such disruptions may impair the performance of underlying leases and the ability of GLDY to generate yield, which could have a material and adverse effect on our business and growth potential.

Because our Streamex platform supports gold-linked digital products that depend on bullion custody, compliance processes, investor confidence, and the orderly functioning of financial and commodity markets, geopolitical instability may have a disproportionate effect on our business model. Even if we do not maintain direct operations in a conflict zone, geopolitical developments may adversely affect the availability or cost of custody, vaulting, insurance, reserve verification, banking access, fiat settlement, blockchain infrastructure usage, onboarding of institutional participants, or the willingness of investors and counterparties to transact in tokenized commodity products. These developments could also result in abrupt changes in regulatory expectations or market sentiment toward gold-linked or cross-border digital financial products.

In addition, periods of heightened geopolitical stress may produce unusual movements in gold prices or disconnects between spot, forward, and financing markets. Such conditions could impair the economics of our offerings, increase hedging or operational costs, reduce investor demand, cause disruptions in expected redemption or settlement mechanics, and adversely affect the perceived reliability of our platform. Any of these events could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

Our business may be adversely affected by sanctions, export controls, anti-money laundering laws, and heightened regulatory scrutiny relating to Iran and other sanctioned jurisdictions, particularly because our products are linked to physical gold and cross-border financial activity.

Our business involves the development of tokenized gold and other commodity-linked products that depend on bullion sourcing, custody, financing, investor onboarding, and cross-border transfers of value. As a result, we are subject to extensive sanctions, anti-money laundering, know-your-customer, anti-bribery, and related compliance obligations in multiple jurisdictions. Iran-related sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) remain extensive and actively enforced, and OFAC continues to publish Iran-specific guidance and advisories for market participants. OFAC also warns that sanctions evasion can involve the use of physical assets, including gold and other precious metals.

Although we intend to maintain compliance controls designed to prevent dealings involving sanctioned persons, prohibited jurisdictions, or impermissible source-of-gold exposure, there can be no assurance that our controls, or those of our custodians, counterparties, liquidity providers, refiners, brokers, banking partners, or other service providers, will be effective in all circumstances. Gold supply chains and cross-border financial flows can be complex, and counterparties may use intermediaries, transshipment points, omnibus arrangements, digital wallets, structured transactions, or incomplete documentation that make beneficial ownership, source of funds, source of bullion, or sanctions nexus difficult to identify. If bullion, funds, investors, or counterparties associated with our platform are found to have a direct or indirect connection to Iran or other sanctioned persons or jurisdictions, or are alleged to have been involved in sanctions evasion, money laundering, or other illicit activity, we could face investigations, penalties, asset freezes, loss of banking or custody relationships, contractual disputes, reputational harm, or restrictions on our ability to operate.

In addition, compliance expectations applicable to LBMA-standard gold, responsible sourcing programs, and institutional onboarding may become more stringent over time, including with respect to conflict-affected sourcing, audit trails, traceability, and due diligence. Failure by us or our third-party providers to satisfy these expectations could impair our ability to support proof-of-reserves or reserve verification processes, attract institutional customers, maintain custody or liquidity relationships, or expand into additional jurisdictions. Any such development could materially and adversely affect the perceived legitimacy, marketability, and commercial viability of our tokenized gold offerings and our broader business and financial prospects.

The freely transferable nature of tokenized RWA may increase market volatility and limit recourse for tokenholders in the event of disputes or enforcement actions.

The Streamex Platform is intended to be designed so that tokenized RWA can be freely transferable across jurisdictions and market participants, subject to applicable securities law restrictions. While this transferability is intended to promote liquidity and market participation, it also introduces potential risks that may negatively impact tokenholders and the platform.

In particular, the ability to transfer tokens freely may contribute to increased price volatility, especially during periods of market stress, limited secondary market liquidity, or when macroeconomic conditions affect gold pricing or digital asset sentiment. Without the stabilizing effects of centralized pricing, redemption windows, or regulated exchange mechanisms, token values may diverge significantly from the underlying value of the referenced gold, creating dislocation and confusion in the market.

Additionally, the decentralized and pseudonymous nature of blockchain transactions may make it difficult to trace token ownership, enforce contractual rights, or resolve disputes. If a tokenholder experiences a smart contract malfunction, or counterparty breach, the ability to seek legal redress may be limited, particularly where tokens have changed hands multiple times or are held by unidentifiable or offshore counterparties.

Furthermore, the unrestricted nature of transfers may limit Streamex’s ability to monitor or enforce compliance with investor eligibility criteria, sanctions obligations, or secondary trading restrictions, potentially exposing the platform to regulatory risk.

As a result, while transferability is a key feature of our token model, it may also amplify volatility, obscure liability, and limit recourse for holders. These dynamics could undermine investor confidence and materially affect the performance and perception of our tokenized offerings.

Holders of GLDY bear the economic risk of gold price fluctuations and potential non-performance by gold leasing counterparties.

GLDY is designed to provide tokenholders with economic exposure to gold and a gold-denominated yield through the SPV’s gold leasing activities. As such, tokenholders are likely to be fully exposed to fluctuations in the price of gold, which can be volatile and influenced by a wide range of macroeconomic factors including changes in interest rates, central bank policies, inflation expectations, geopolitical events, currency fluctuations, and broader commodity cycles. A decline in gold prices may significantly reduce the market value of the tokens, regardless of the issuer’s performance or platform functionality.

In addition, tokenholders are subject to the credit and operational risk of gold lessees under the SPV’s gold leasing program. If a lessee fails to return leased gold or make required payments-whether due to financial distress, operational failure, fraud, or other events-tokenholders may experience reduced recoveries upon redemption. The SPV relies on Monetary Metals’ diligence, technology, insurance, and risk management practices in sourcing, structuring, and administering gold leases. While leases may include independent insurance coverage, collateral, guarantees, or inspections, these measures vary by lease and may be insufficient to prevent losses.

Furthermore, the value of the tokens may also be affected by perceived risks of non-performance, creating additional market volatility even absent an actual default. This may impair token liquidity, reduce investor confidence, and undermine secondary market activity.

Investors in Streamex’s tokens must be prepared to assume all economic consequences associated with the performance of the underlying gold asset and counterparty obligations. These structural risks could materially and adversely affect tokenholder returns, Streamex’s platform adoption, and our long-term financial performance.

Our ability to build and scale a community of clients and investor end-users for blockchain-enabled financial services and products is uncertain and depends on successful market adoption, product development, and execution of our business strategy.

Streamex’s growth depends on the successful creation and sustained expansion of an engaged ecosystem of users, including institutional investors, gold leasing participants, custodians, liquidity providers, and individual tokenholders. We aim to position our platform as a digital infrastructure layer for the issuance, trading, and settlement of tokenized real-world assets, beginning with gold. However, there is no assurance that we will succeed in attracting and retaining a critical mass of users necessary to support token liquidity, market activity, and platform revenues.

Market adoption of blockchain-based financial services—particularly in the context of real-world commodity assets—remains nascent and subject to skepticism from both traditional finance and regulatory stakeholders. Many investors and institutions are unfamiliar with or cautious toward tokenized instruments, decentralized smart contracts, or cross-border digital asset frameworks. In addition, competing platforms or legacy products may already command greater trust, scale, or regulatory clarity.

Our success also depends on timely and effective product development. Delays in launching smart contracts, integrating with exchanges, securing custodial relationships, or offering user-friendly interfaces may hinder onboarding or reduce retention. Similarly, failure to provide sufficient liquidity, transparency, or user protections could impair adoption and reduce network effects.

If we are unable to effectively execute our business strategy or develop products that meet the expectations of target users, we may not achieve sufficient traction to support our platform. This could materially limit our revenue potential and long-term viability.

Risks Related to Bullion Custody and Token Structure

Streamex’s bullion custody infrastructure, although established, depends on third-party custodians and service providers, and any failure, interruption, or change in those arrangements could adversely affect its business.

Streamex’s business model is predicated in part on the secure custody, verification and administration of physical gold underlying its tokenized asset offerings. As of the date of this Annual Report on Form 10-K Streamex has established its bullion custody infrastructure and has engaged an LBMA-accredited custodian in support of this framework. However, Streamex’s ability to operate its platform and support tokenized gold products will continue to depend on the performance, reliability and ongoing availability of such custodian and any related vaulting, insurance, logistics, verification and other service providers.

Even where custodial arrangements have been established, there can be no assurance that such relationships will continue on favorable terms, remain operational without disruption, or satisfy all future business, legal, regulatory, technological or commercial requirements. Streamex may need to modify, supplement or replace aspects of its custody framework from time to time as a result of changes in market conditions, counterparty requirements, applicable law, regulatory expectations, insurance requirements, or the operational needs of the platform. Any such change may result in delays, increased costs, additional diligence and compliance work, redesign of platform processes or smart contract logic, or other operational burdens.

In addition, the use of third-party custodians and related service providers exposes Streamex to risks that are outside of its direct control, including risks of operational error, insolvency, fraud, cybersecurity incidents, insufficient insurance coverage, asset loss, recordkeeping failures, disputes over title, access interruptions, delays in settlement or transfer, or other service failures. If Streamex’s custody arrangements are disrupted or prove inadequate, Streamex may be unable to issue gold-backed tokens, process redemptions, support reserve verification, or otherwise satisfy obligations to tokenholders and counterparties. Any such event could materially and adversely affect platform adoption, investor confidence, Streamex’s reputation, and its business, financial condition and results of operations.

Although Streamex has engaged an LBMA-accredited custodian, it remains subject to risks associated with reliance on that custodian and with maintaining LBMA-standard bullion custody arrangements.

Streamex’s tokenization model contemplates physical gold being held through a custody framework designed to support bullion integrity, auditability and investor confidence. Streamex has engaged an LBMA-accredited custodian, which it believes strengthens the credibility of its custody arrangements. However, engagement of such a custodian does not eliminate risk.

There can be no assurance that Streamex will be able to maintain its relationship with its LBMA-accredited custodian on acceptable terms, expand that relationship as its business grows, or replace that custodian with another comparable institution in a timely manner if necessary. In addition, LBMA accreditation does not guarantee uninterrupted service, complete protection against operational failures, asset loss, title defects, fraud, insurance gaps, or regulatory concerns. Streamex may also remain dependent on additional counterparties, including sub-custodians, vault operators, insurers, auditors, logistics providers and other infrastructure participants, any of which could create points of failure or delay.

Moreover, if Streamex’s custody arrangements were to cease meeting institutional expectations, or if its LBMA-accredited custodian were to experience service disruptions, reputational issues, regulatory scrutiny, financial distress, or changes in business practices, Streamex’s ability to support third-party audits, proof-of-reserves attestations, institutional onboarding, or access to liquidity venues could be adversely affected. Any such developments could materially and adversely affect the perceived integrity of Streamex’s tokenized gold offerings, investor confidence, platform adoption, and Streamex’s broader business and financial prospects.

Gold may be held on an unallocated basis, and there is no current mechanism to link tokens to individual bullion bars, which may introduce custody, transparency, and redemption risks.

Some or all of the physical gold underlying GLDY tokens may be held on an unallocated basis by third-party custodians, which means the gold is pooled and not specifically assigned to individual tokenholders or even to Streamex in segregated accounts. Unallocated holdings increase reliance on the creditworthiness and operational soundness of the custodian and may expose tokenholders to higher counterparty risk.

Furthermore, Streamex does not currently offer or contemplate a mechanism to link each token to a specific gold bar with a verifiable serial number, refiner, and assay certificate. While Streamex expects to rely on LBMA “Good Delivery” standards to ensure overall bullion integrity, the absence of a traceability layer means tokenholders cannot verify or redeem against individually earmarked bars. This lack of granularity may reduce transparency and auditability, create potential ambiguity in settlement or redemption scenarios, and undermine confidence in the one-to-one relationship between tokens and underlying gold.

In jurisdictions where asset traceability and segregated title are regulatory priorities, these structural limitations may raise compliance concerns or reduce the appeal of Streamex’s offering to institutional participants. Any doubts regarding the adequacy of custody practices or the fidelity of gold backing could adversely impact token valuation, platform credibility, and Streamex’s overall business strategy.

In the event of loss, theft, or damage to the gold, recovery of value may depend entirely on the custodian’s insurance and operational reliability.

Streamex’s business model involves issuing digital tokens backed by physical gold held in custody with third-party vault providers or deployed in gold leases. In the event of a loss, theft, or physical damage to the bullion, Streamex does not directly insure the gold; rather, it expects that insurance coverage will be arranged by the lessee, MM, or the custodian. As a result, any recovery of value would likely depend entirely on the custodian’s insurance policies, their claims process, and the custodian’s ability and willingness to comply with their contractual obligations.

There is no guarantee that insurance coverage by the custodian will be sufficient to cover all losses, that claims will be paid promptly or in full, or that the terms of coverage will address all types of risks. Moreover, Streamex may have limited ability to enforce or benefit from insurance coverage if Streamex is not named as an insured party or beneficiary.

In addition, Streamex is exposed to operational and financial risks related to the custodian itself, including insolvency, internal mismanagement, or cybersecurity incidents. If the custodian fails to safeguard the bullion or fulfill its obligations, tokenholders may face substantial delays in recovery or incur total loss of value.

Such events could severely impact Streamex’s credibility, impair the value of its tokens, and lead to reputational, regulatory, and financial harm.

Streamex retains centralized control over the token smart contracts, including upgrade authority, which may result in operational or governance risks.

Streamex’s gold-backed tokens operate on public blockchain infrastructure, with smart contracts developed and deployed by Streamex. While decentralization is often viewed as a key attribute of blockchain-based assets, Streamex currently intends to retain centralized control over its token smart contracts, including the authority to modify, upgrade, pause, or terminate contract functions.

Although such control is intended to ensure security, regulatory compliance, and flexibility to respond to technical issues or market changes, it also introduces operational and governance risks. Errors or misjudgments in implementing upgrades or exercising control rights could result in unintended consequences, token malfunction, or loss of tokenholder value. Centralized control also increases the risk of insider threats or external compromise, particularly if administrative keys or access credentials are not properly secured.

Moreover, market participants may perceive centralized control as inconsistent with DeFi principles, potentially limiting adoption among investors who prioritize trustless infrastructure. Regulatory authorities may also view such control as indicative of issuer responsibility for the token’s operations and risks, which could heighten Streamex’s compliance obligations under securities, commodities, or consumer protection laws.

These risks could negatively affect the reliability, security, and market acceptance of Streamex’s tokenized products and may adversely impact Streamex’s reputation and financial performance.

There is no live proof-of-reserves dashboard or public confirmation of 1:1 gold backing for tokens at this time.

Transparency around collateralization is essential to building trust in asset-backed digital tokens. As of the date of this Annual Report on Form 10-K, Streamex has not launched a real-time or publicly accessible proof-of-reserves dashboard to confirm that issued gold-backed tokens are fully supported by an equivalent volume of vaulted bullion. In the absence of such a mechanism, tokenholders and market participants must rely solely on Streamex’s internal records and representations.

The lack of independent, real-time validation may raise concerns among investors, counterparties, and regulators regarding the sufficiency and accuracy of the SPV’s gold reserves. This is particularly relevant in the context of blockchain-based financial products, where decentralized verification and transparency are commonly expected.

Failure to implement a robust proof-of-reserves system in a timely manner—or if such a system is perceived as unreliable or insufficiently transparent—could undermine confidence in Streamex’s token issuance practices. This may impair secondary market liquidity, reduce institutional participation, and increase regulatory scrutiny, any of which could materially and adversely affect Streamex’s reputation, token valuation, and business prospects.

Streamex may not prevent issuance of tokens in excess of gold held if smart contract or operational safeguards fail.

A foundational element of Streamex’s business model is to be the issuance of gold-backed tokens intended to represent specific, contractually defined quantities of physical gold. This 1:1 linkage between tokens and gold reserves is designed to ensure trust, transparency, and value integrity. However, the effectiveness of this framework depends on both the proper functioning of smart contract logic and sound internal controls.

If the underlying smart contracts contain flaws, are misconfigured, or are compromised through a security breach, Streamex may unintentionally issue tokens exceeding its actual gold reserves. Similarly, if internal recordkeeping or reconciliation practices fail—whether due to human error, system malfunction, or inadequate oversight—Streamex could lose track of reserve levels or erroneously authorize new issuance.

Such over-issuance could lead to a mismatch between outstanding token volume and the gold actually held in custody, triggering valuation discrepancies, reputational harm, and potential legal liability. Investors may lose confidence in Streamex’s controls, and regulators may view the incident as a failure to comply with securities, commodities, or consumer protection standards.

Failure to prevent or promptly detect issuance errors could materially and adversely affect the price, liquidity, and market acceptance of Streamex’s tokens, and may expose Streamex to enforcement actions, class actions, or contractual claims from impacted tokenholders.

Streamex’s tokenized gold products are expected to be classified as securities exposing Streamex to comprehensive and evolving regulatory obligations across multiple jurisdictions.

Based on the Supreme Court’s Howey test and updated SEC guidance, tokens representing interests in a fund that deploys gold into leases or contractual claims on gold deliveries are likely to meet the definition of an “investment contract” and thus be treated as securities under U.S. law. As confirmed in the Coinbase Global, Inc. S-1 filing, “A particular crypto asset’s status as a ‘security’ … is subject to a high degree of uncertainty”. The SEC has reiterated this position in recent enforcement actions and filings, emphasizing that most tokens involving profit expectations and reliance on centralized efforts—especially those tied to traditional assets like gold—may qualify as securities.

Consequently, Streamex must ensure compliance with stringent regulatory frameworks, including:

●	Registration or exemption of primary token issuances under the Securities Act;

●	Registration of secondary trading platforms—such as broker-dealers, ATS, or national securities exchanges;

●	Regular disclosures, financial reporting, and audit obligations;

●	Robust AML/KYC, transfer agent, and resale restriction policies.

Failure to comply could expose Streamex to enforcement actions, civil liabilities, and investor rescission demands. Such outcomes are consistent with SEC regulatory posture in Coinbase, which prompted investigations related to offering alleged unregistered securities tokens, staking programs, and wallet services.

Additionally, SEC staff recently clarified that tokens associated with centralized issuer control, profit-driven marketing, or token-structure authority (e.g., pausing or burning tokens) are more likely to be deemed securities—even absent official guidance—reinforced by “‘reasonable expectation of profit’ plus ‘issuer influence’” principles.

Outside the U.S., jurisdictions including Canada, the EU, and Singapore maintain similar classifications for tokenized assets. While Streamex operates under a Canadian Exempt Market Dealer license, any expansion into the U.S. or other foreign markets could trigger additional registrations or exemptive relief obligations—each accompanied by costs, delays, and shifting legal interpretations.

Should regulatory authorities determine that Streamex’s tokens are unregistered securities—or should new securities rules for tokenized assets be enacted—Streamex could be required to:

●	Halt token sales;

●	Rework token mechanics to comply with securities regulation;

●	Secure broker-dealer or exchange registration;

●	Recall or delist tokens;

●	Compensate investors or unwind transactions.

Such outcomes could significantly restrict token liquidity, delay platform rollouts, burden operations with compliance costs, and limit Streamex’s ability to scale its gold-token and RWA strategy.

Streamex has not received any no-action relief or regulatory approvals in the United States or other jurisdictions outside Canada, which may subject it to enforcement risk and limit its ability to operate.

As of the date of this Annual Report on Form 10-K, Streamex has not obtained no-action relief, exemptive orders, or other formal regulatory approvals from the SEC, the CFTC, or any other regulatory authority outside Canada. While Streamex currently operates under an exempt market dealer registration in Canada, any offer, sale, or promotion of tokens in other jurisdictions—including the United States—may be deemed to involve the offering of securities, derivatives, or other regulated instruments.

Without such relief or registrations, Streamex could be subject to enforcement actions, civil penalties, or demands for rescission from investors if regulators determine that its operations violate local securities or commodities laws. In the United States, for example, the SEC has pursued enforcement actions against digital asset platforms and issuers that did not register their offerings or trading venues, or that failed to otherwise comply with applicable securities laws. Similarly, the CFTC has taken the position that certain digital asset transactions may fall within its regulatory remit, including under rules applicable to commodity interests, swaps, and futures.

Furthermore, if Streamex were to engage in marketing, issuance, or token transfer activities that are later found to have triggered regulatory obligations outside of Canada, it could face retroactive enforcement, forced platform modifications, investor claims, reputational damage, or operational disruptions.

Until Streamex obtains the necessary authorizations, relief, or determinations from relevant regulatory bodies in key markets, its ability to scale, onboard institutional investors, and operate a cross-border digital asset platform will remain highly constrained.

Onboarding is subject to AML/KYC procedures, but compliance infrastructure and enforcement mechanisms may be evolving or incomplete.

Streamex’s ability to administer token offerings and operate the Streamex Platform is contingent on its implementation of AML and KYC protocols that comply with applicable legal and regulatory requirements. While these controls are operational, they may not yet meet the heightened expectations of global regulators, financial institutions, or institutional investors, and the Company continues to enhance its compliance infrastructure.

Digital asset markets, particularly those involving cross-border transactions and asset-backed tokens, face increasing scrutiny under global AML frameworks such as the Financial Action Task Force recommendations and U.S. Bank Secrecy Act rules. Streamex’s current infrastructure may not yet include fully integrated tools for sanctions screening, politically exposed person flagging, suspicious activity reporting, or automated transaction monitoring.

If Streamex’s AML/KYC controls are deemed insufficient, improperly enforced, or inconsistently applied, Streamex could face enforcement actions, fines, reputational damage, or restrictions on banking, custody, or exchange access. In addition, counterparties, including bullion custodians, market makers, and institutional investors, may decline to engage with Streamex without confidence in the robustness of its compliance program.

Failure to build, maintain, and enforce a comprehensive AML/KYC framework could impede Streamex’s ability to scale operations, access global markets, or establish the credibility necessary to attract and retain users on its tokenization platform.

Tokens are not currently listed on any exchange, and no market makers are engaged to provide liquidity or price stability.

As of the date of this Annual Report on Form 10-K, Streamex’s tokenized products, including its gold-backed tokens, are not listed on any centralized or decentralized exchange, nor has Streamex engaged any market makers to support liquidity or maintain price stability in secondary markets. Without an active trading venue or committed liquidity providers, investors may be unable to sell their tokens on a timely basis or at favorable prices, which could materially impair the perceived and actual value of the tokens.

The absence of listing arrangements may also limit price discovery, widen bid-ask spreads, and increase the risk of abrupt price volatility due to low trading volumes or concentrated holdings. Moreover, without market maker participation, tokens may be more susceptible to manipulation or speculative trading, especially in periods of market stress or heightened interest in gold or commodity-based digital assets.

Further, the listing of tokenized assets on regulated exchanges is subject to a range of legal, operational, and jurisdictional requirements, including but not limited to exchange approvals, securities law compliance, and compatibility with listing standards. There can be no assurance that Streamex will succeed in listing its tokens on any exchange in the near term, or at all.

In the absence of accessible, liquid secondary markets, tokenholders may be unable to exit their positions efficiently, and Streamex may face challenges in achieving broad adoption of its platform among institutional or retail investors seeking tradable, fungible digital asset products.

In the absence of well-defined and enforceable transfer restrictions or lock-up terms, there is an increased risk that tokens may be transferred in violation of applicable securities laws, which could expose Streamex and tokenholders to legal liability, rescission claims, or enforcement actions. Conversely, overly restrictive mechanics could hinder investor participation, reduce market liquidity, or impair the attractiveness of the tokens as financial instruments.

Additionally, resale rules under securities law (e.g., Rule 144 under the Securities Act) may require holding periods, reporting obligations, and affiliate restrictions, none of which can be operationalized without clearly documented and enforceable mechanics.

Until such terms are disclosed and implemented through smart contracts, tokenholder agreements, or platform-level controls, investors face material uncertainty regarding the liquidity, portability, and regulatory treatment of their tokens. This uncertainty could limit institutional interest, raise compliance burdens, and adversely affect Streamex’s ability to execute its digital asset strategy.

In the event the bullion custodian or Streamex ceases operations, tokenholders may suffer losses and may not recover their full holdings.

The administration of GLDY by the Streamex Platform relies heavily on third-party bullion custodians to store and safeguard the physical gold that underpins its tokenized assets. These custodians maintain insurance and adhere to industry best practices. In the event that a bullion custodian ceases operations—whether due to insolvency, regulatory action, negligence, or other disruption—the GLDY SPV may have limited or no ability to promptly retrieve or substitute the underlying gold, which could impair the value or redeemability of the associated tokens.

Streamex itself is a newly formed company with no established operating history and has not yet implemented bankruptcy-remote structures that would insulate tokenholders from the risks of issuer failure. Likewise, MM does not have extensive experience with the implementation of bankruptcy-remote structures such as those that support GLDY. If Streamex or MM were to cease operations or enter insolvency proceedings, tokenholders may be treated as unsecured creditors and subject to delays, write-downs, or total losses in the claims process.

Neither the custodians nor Streamex may be able to guarantee uninterrupted access to the gold reserves or to administer the token rights effectively during such periods of disruption. As a result, tokenholders may face material impairment in value, diminished liquidity, and a lack of clear recourse, which could have a significant adverse effect on the perceived reliability and attractiveness of the Streamex platform.

If we were deemed to be an investment company under the Investment Company Act of 1940, applicable restrictions could significantly limit our business operations and adversely affect our ability to execute our strategy.

The Investment Company Act of 1940 (the “1940 Act”) imposes significant regulatory burdens on entities that meet the definition of an “investment company.” Under Sections 3(a)(1)(A) and 3(a)(1)(C) of the 1940 Act, a company may be deemed to be an investment company if it is or holds itself out as being primarily engaged in the business of investing, reinvesting, or trading in securities or if it owns or proposes to acquire investment securities that comprise more than 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act provides a safe harbor from investment company status, subject to limitations on the proportion of assets and income derived from investment securities.

Streamex is a software development company that intends to develop and commercialize blockchain-based solutions for tokenized commodities, including gold, decentralized trading infrastructure, and blockchain-enabled capital markets products. Our primary business is the development of technology and platforms—not investing in or trading securities. However, given that our business model involves the issuance and management of tokenized assets that may be deemed securities in certain jurisdictions, there is a risk that regulators such as the SEC could take the position that Streamex or a Streamex-affiliated issuer is engaged in investment company activities.

The application of the 1940 Act to digital assets, including tokenized commodities and smart contract-based financial products, is evolving and may raise novel interpretive issues. For example, in 2022 the SEC brought an action against BlockFi Lending LLC, asserting that it was operating as an unregistered investment company due to its securities-based loan portfolio and related activities. Similarly, tokenized gold products or SPVs used in Streamex’s structure—depending on their asset composition, investor rights, and operational model—may raise comparable concerns.

If we were to be deemed an investment company, or if our tokenization activities were construed as causing us to engage in investment company activities under the 1940 Act, we could become subject to significant restrictions, including limitations on leverage, capital structure, affiliated transactions, and the issuance of different classes of securities. Moreover, we may be required to register as an investment company, divest certain operations, or restructure our product lines and legal entities—any of which could have a material adverse effect on our business, financial condition, and prospects.

We intend to conduct our operations and structure our product offerings in a manner designed to comply with available exemptions and to avoid investment company status. However, there can be no assurance that regulators will not challenge our characterization of our business activities or that we will continue to qualify for applicable exemptions. If we were deemed to be an investment company and failed to register as such or to qualify for an exemption, we could be subject to enforcement actions, penalties, and reputational harm.

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

If the preclinical and clinical studies that we are required to conduct to gain regulatory approval are delayed or unsuccessful, we may not be able to market any product that we develop in the future. Preclinical studies and clinical trials are expensive and difficult to design and implement and any delays or prolongation of our preclinical and clinical studies will require additional capital. There is no assurance that we will be able to acquire additional capital to support our studies. The failure to obtain additional capital would have a material adverse effect on the Company.

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

The market for our technology and revenue generation avenues for our EP products may be slow to develop, if at all.

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

Our estimate of the size of our addressable EP market may prove to be inaccurate.

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

If we seek to market our EP products in foreign jurisdictions, we may need to obtain regulatory approval in these jurisdictions.

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

As we expand our digital asset infrastructure and tokenization initiatives, cybersecurity and data protection risks may be heightened. A successful cybersecurity incident could result in service disruption, theft or loss of digital assets, unauthorized access to confidential or personally identifiable information, reputational harm, regulatory scrutiny, litigation, and increased costs to prevent, respond to, or mitigate cybersecurity events. We also have limited control over the information technology systems of third parties with which our systems may connect and communicate, including custodians, compliance service providers, and other vendors, and an incident at a third party could adversely affect us.

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

Further, the healthcare regulatory environment has seen significant changes in recent years and is still in flux. Legislative initiatives to modify, limit, replace, or repeal the Healthcare Reform Law and judicial challenges have continued for over a decade. However, as of the Supreme Court’s ruling ordering the dismissal of, arguably, the most promising case challenging the Healthcare Reform Law to-date in June 2021, it appears that the Healthcare Reform Law will remain in-effect in its current form for the foreseeable future; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business. Additionally, the previous Biden administration has introduced various measures in recent years, focusing on healthcare and medical-product pricing, in particular. It remains to be seen how these measures will affect our business and there is uncertainty as to what other healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S., but, it is possible that such initiatives could have an adverse effect on our ability to obtain approval and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability of healthcare providers to obtain reimbursement for medical procedures in which the products we currently, or intend to, commercialize are used, or that reduce medical procedure volumes, could adversely affect our operations and/or future business plans. The financial impact of U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for medical devices affected by the legislation. From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing coverage, reimbursement, pricing, and marketing of medical device products. In addition, third-party payor coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products.

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

The Company has concluded that there are material weaknesses in its internal control over financial reporting, which, if not remediated, could materially adversely affect its ability to timely and accurately report its results of operations and financial condition. The accuracy of the Company’s financial reporting depends on the effectiveness of its internal controls over financial reporting.

Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements. Failure to maintain effective internal control over financial reporting, or lapses in disclosure controls and procedures, could undermine the Company’s ability to provide accurate financial information on a timely basis, which could cause investors to lose confidence in the Company’s disclosures, require significant resources to remediate the deficiency, and expose the Company to legal or regulatory proceedings.

In the course of performing management’s assessment of internal control over financial reporting as of December 31, 2025, management identified the following material weaknesses: (i) inadequate identification, recording and reporting of stock-based compensation, (ii) ineffective review processes over period-end financial disclosure and reporting, including review of IPE (Information Produced by the Entity), (iii) inadequate segregation of duties for transaction posting and processing, and (iv) ineffective review controls over the accounting for business combinations and related financial instruments.

As a result of these material weaknesses, there was a reasonable possibility that material misstatements in the Company’s financial statements could occur and not be prevented or detected on a timely basis. Accordingly, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

The Company’s remediation efforts for these material weaknesses are ongoing. Remediation and strengthening of the internal control environment has required, and is expected to continue to require, substantial effort in 2026. The material weaknesses cannot be considered fully remediated until the applicable controls have operated effectively for a sufficient period of time and management has tested and concluded that these controls are operating as designed. The Company cannot provide assurance that the identified material weaknesses will be fully remediated or that additional material weaknesses will not be identified in the future.

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

We intend to rely on a combination of patents, trade secrets, and nondisclosure and non-competition agreements to protect our proprietary intellectual property. Our owned patent portfolio now includes 46 issued/allowed utility patents (34 utility patents where the Company is at least one of the applicants). Thirty additional U.S. and foreign utility patent applications are pending covering various aspects of our PURE EP System for recording, measuring, calculating and displaying of electrocardiograms during cardiac ablation procedures (30 U.S. and foreign utility patent applications where either the Company, Mayo, or both is at least one of the applicants). We also have one U.S. patent and one U.S. pending application directed to artificial intelligence (AI). We also have 30 issued worldwide design patents, which cover various features of our display screens and graphical user interface for enhanced visualization of biomedical signals (30 design patents where the Company is at least one of the applicants). Finally, we have licenses to 12 (issued/allowed) patents and 7 additional worldwide utility patent applications from Mayo Foundation for Medical Education and Research that are pending (12 issued/allowed patents and 7 applications where only Mayo is the applicant). These patents and applications are generally directed to electroporation and stimulation.

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

Indeed, several companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights, which could make it difficult for the Company to stop the infringement, misappropriation or other violation of the Company’s intellectual property rights generally. Proceedings to enforce the Company’s intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of the Company’s business, could put the Company’s patents at risk of being invalidated or interpreted narrowly and the Company’s patent applications at risk of not issuing and could provoke third parties to assert claims against the Company. The Company may not prevail in any lawsuits that it initiates, and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Our common stock is classified as a “penny stock;” the restrictions of the penny stock regulations of the SEC may result in less liquidity for our common stock.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The market price for shares of our common stock is currently below $5.00 and we do not satisfy any of the exceptions to the SEC’s definition of penny stock. Accordingly, our common stock is currently classified as a penny stock. As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our shares.

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

If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital. There can be no assurance that an active trading market for our common stock will develop or be sustained.

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

Our stockholders may experience substantial dilution as a result of the exercise of outstanding options or warrants to purchase shares of our common stock, upon conversion of our Series C preferred stock into shares of our common stock, or upon conversion of our exchangeable shares into shares of our common stock.

As of March 27, 2026, we have outstanding options to purchase 2,921,000 shares of common stock, 6,483,375 restricted stock units and have reserved 18,107,690 shares of our common stock for further issuances pursuant to our 2023 Long-Term Incentive Plan. In addition, as of March 27, 2026, we may be required to issue 423,858 shares of our common stock for issuance upon conversion of outstanding convertible Series C preferred stock which includes accrued dividends as of March 27, 2026, and 1,647,885 shares of our common stock for issuance upon exercise of outstanding warrants. Furthermore, as of March 27, 2026, we had 83,420,765 Exchangeable Shares outstanding that are convertible into the same number of the Company’s common stock. Should all of these shares be issued, you would experience dilution in ownership of our common stock and the price of our common stock will decrease unless the value of our company increases by a corresponding amount.

Our significant stockholders and members of management collectively own a substantial portion of our outstanding voting power, which may limit the ability of other stockholders to influence corporate matters.

As of March 27, 2026, our directors, executive officers, and their respective affiliates beneficially owned, in the aggregate, approximately 24.28% of our outstanding common and exchangeable shares. In addition, certain of these holders possess vested or currently exercisable equity awards, which further increase their ability to influence matters submitted to a vote of stockholders.

As a result of this concentration of ownership, these stockholders, acting individually or collectively, may be able to significantly influence, or effectively control, the outcome of matters requiring stockholder approval, including the election of directors, approval of mergers or other significant corporate transactions, amendments to our organizational documents, and other actions requiring stockholder approval. This concentration of ownership may also discourage, delay, or prevent a change in control of our company, even if such a change in control would be beneficial to other stockholders.

The interests of these significant stockholders may differ from, or conflict with, the interests of other stockholders. For example, these stockholders may have differing investment horizons, tax positions, liquidity preferences, or business relationships that could result in decisions that are not aligned with the interests of other stockholders. As a result, other stockholders may have limited ability to influence the outcome of corporate actions, and the trading price of our securities could be adversely affected.

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

As of March 27, 2026, the Company was in compliance with the operating and financial covenants applicable to the Series C Preferred Stock, including covenants restricting the incurrence of additional indebtedness, the granting of liens on assets, the repurchase or redemption of capital stock beyond permitted amounts, the payment of cash dividends, and the engagement in certain affiliate transactions.

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

We are subject to reporting and other obligations under the Exchange Act, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C – CYBERSECURITY

Risk Management and Strategy

We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats to the information systems we own or use. Our information systems are predominantly cloud-based and delivered as software-as-a-service, and we rely on third-party providers for system availability, security, and data backup. Our cybersecurity program is supported by an outsourced information technology service provider, which manages user account administration, security monitoring, and general IT maintenance, in coordination with senior management.

Cybersecurity risk considerations are addressed through management’s oversight of information technology operations and periodic risk assessment activities. Cybersecurity risk assessments are performed at least annually, often in connection with renewing the Company’s cybersecurity insurance coverage and may be discussed with the Board of Directors as circumstances warrant.

Processes for Assessing, Identifying, and Managing Material Cybersecurity Risks and Incidents

Our cybersecurity program includes processes designed to assess, identify, and manage cybersecurity events, including events that could be material. These processes include: (i) monitoring and detection activities using a combination of manual oversight and automated tools and third-party services; (ii) procedures to assess the nature, scope, and potential impact of identified events; (iii) escalation protocols to communicate relevant matters to senior management and, as appropriate, the Board of Directors; and (iv) incident response procedures intended to support containment, eradication, recovery, and communications to appropriate stakeholders. The Company maintains an incident response plan as part of its overall IT policies and conducts periodic testing of its incident response processes through activities such as simulated phishing exercises and tabletop-style testing.

In connection with incident escalation, if management determines that a cybersecurity incident is material, the incident would be escalated to executive management and the Board and, if required, the Company would make timely public disclosure in accordance with applicable regulatory requirements and the Company’s disclosure policies.

Integration with Overall Risk Management

Cybersecurity risk management is integrated into the Company’s overall risk management activities through management’s ongoing oversight of IT operations, periodic cybersecurity risk assessments (including those performed in connection with cybersecurity insurance renewals), and consideration of cybersecurity risks in connection with changes in the Company’s operating environment and reliance on third-party systems.

Use of Third Parties and Third-Party Risk Management

We use third-party service providers to support key functions, including cloud-based enterprise systems and other hosted platforms used in our operations. We perform due diligence in selecting critical service providers and review available SOC reports or other security attestations where applicable. While we have not implemented a formal third-party IT vendor risk management framework, management relies on contractual commitments, available third-party attestations, and oversight by our outsourced IT service provider to help identify and manage cybersecurity risks associated with these providers.

Governance — Board Oversight

The Board of Directors provides oversight of cybersecurity risk as part of its broader risk oversight responsibilities. The Board has not designated a separate committee or subcommittee specifically responsible for cybersecurity oversight. Management may provide updates to the Board regarding cybersecurity risk assessments, significant cybersecurity risk areas, and incident matters as circumstances warrant, including following significant incidents or material changes in the Company’s risk profile.

Management’s Role and Relevant Expertise

Senior management is responsible for oversight of the Company’s cybersecurity risk management program and coordination with third-party service providers supporting information technology and cybersecurity functions. The Chief Administrative Officer supports cybersecurity oversight through administration of key IT-related processes, including coordinating access provisioning requests and employee onboarding acknowledgements of cybersecurity and acceptable use policies, and working with the outsourced IT service provider and senior management on security-related matters.

Material Impacts of Cybersecurity Risks and Incidents

The Company has not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations, or financial condition.

ITEM 2 – PROPERTIES

We maintain our principal executive office at 2431 Aloma Avenue Suite 243, Winter Park, Florida 32792, consisting of office space used for corporate administration and operations (approximately 3,000 square feet, leased on a month-to-month basis) and believe that our current facilities are sufficient for our current needs.

ITEM 3 – LEGAL PROCEEDINGS

In November 2025, Richard Coglon filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its wholly owned subsidiary Streamex Exchange, and certain current officers and directors. The complaint alleges, among other things, breach of contract, inducing breach of contract, unjust enrichment, and civil conspiracy in connection with alleged oral and implied agreements relating to equity interests in Streamex Exchange prior to the Company’s acquisition of Streamex Exchange.

The plaintiff seeks, among other relief, specific performance, equitable compensation, damages, and the imposition of a constructive trust. The Company disputes the claims and intends to defend the matter vigorously. As of December 31, 2025, no liability has been recorded in the consolidated financial statements related to this matter, as management, after consultation with legal counsel, believes that a loss is not probable. The matter is in a preliminary stage and, as a result, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter at this time.

We may be subject at times to other legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “STEX” (effective September 2025, following our name change to Streamex Corp.). Prior to that, our common stock traded under the symbol “BSGM” on the Nasdaq Capital Market.

Holders of Record

As of March 27, 2026, there were approximately 336 holders of our common stock, as determined by counting our record holders and the number of participants reflected in a security position listing provided to us by the Depository Trust Company. Because the “DTC participants” are brokers and other institutions holding shares of our common stock on behalf of their customers, we do not know the actual number of unique shareholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future but intend to retain our capital resources for reinvestment in our business.

Issuer Purchases of Equity Securities

None.

Recent Sale of Unregistered Equity Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities, except as previously reported in a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

ITEM 6 – RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. For a discussion of risks that could cause actual results to differ materially, see “Item 1A. Risk Factors” and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report.

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

Business Overview

On May 28, 2025, the Company completed its acquisition of Streamex Exchange Corporation (“Streamex Exchange”). The consolidated financial statements for the year ended December 31, 2025 include the results of the Company and its consolidated subsidiaries, including Streamex Exchange, from the acquisition date.

As a result of this acquisition, the Company expanded beyond its historical focus as a medical device technology company to a diversified technology platform centered on tokenized finance and the digitization of real-world assets (“RWAs”). Through Streamex Exchange, the Company has developed and operates institutional grade technology platform that supports the tokenization of real-world assets, including gold, and other physical commodity asset interests. The Company operates as an infrastructure provider, enabling the issuance, trading, and backend infrastructure for digital tokens backed by tangible commodities, beginning with gold. The Company continues to operate its legacy medical device technology business, which focuses on healthcare technology innovation through the Company’s PURE EP™ Platform (“PURE EP™”).

The Company continues to evaluate strategic alternatives for its legacy majority-owned subsidiaries ViralClear Pharmaceuticals, Inc. (“ViralClear”) and BioSig AI Sciences, Inc. (“BioSig AI”). ViralClear’s business is currently dormant and ViralClear’s business objectives are being evaluated. BioSig AI’s business operations have currently been placed on hold.

Historically, the Company developed and commercialized advanced digital signal processing solutions for electrophysiology. PURE EP™ is designed to deliver real-time, high-fidelity cardiac signal data to electrophysiologists during ablation procedures for the treatment of cardiovascular arrhythmias. In recent periods, the Company has shifted its biomedical strategy toward research and development of proprietary software algorithms intended to enhance clinical decision-making and procedural outcomes.

Streamex Exchange has developed and operates a blockchain-based platform designed to facilitate the compliant tokenization and exchange of RWAs. As of December 31, 2025, Streamex Exchange remained in the development stage and had not generated revenue. Subsequent to year end, in 2026, the Company launched GLDY and began actively accepting subscriptions. Future revenue generation will depend on platform maturity, regulatory developments, market conditions, adoption and issuance volumes, and the Company’s ability to monetize GLDY and additional tokenized products through fee-based services.

For the year ended December 31, 2025, the Company operated as a single reportable segment.

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

Year Ended December 31, 2025 Compared to Year December 31, 2024

The following table and narrative sets forth for the periods indicated certain items of our results of operations, expressed in thousands of dollars. The financial information and the discussion below should be read in conjunction with the financial statements and notes contained in this Annual Report on Form 10-K.

Revenues. Revenue for the years ended December 31, 2025 and 2024 was $0 and $40, respectively, and consisted of recognized service revenue. Historically, the Company’s revenue has been generated from sales of the PURE EP™ Platform and related support services; however, commercial activity was not significant in 2024 and did not recur in 2025.

Research and Development Expenses. Research and development expenses for the year ended December 31, 2025 were $31 a decrease of $801, or 96%, from $832 for the year ended December 31, 2024. The decrease primarily reflects lower internal personnel-related costs and reduced external research, clinical, and design spending during 2025 as the Company focused resources on strategic transaction and integration activities. Management expects research and development activity to increase in future periods as resources are reallocated to planned initiatives.

Research and development expenses were comprised of the following:

	December 31, 2025	December 31, 2024
Salaries and equity compensation	$-	$551
Consulting expenses	1	120
Research and clinical studies and design work	6	85
Regulatory	-	3
Travel, supplies, other	24	73
Total	$31	$832

General and Administrative Expenses. General and administrative expenses consist primarily of compensation and benefits (including stock-based compensation), professional fees (including audit, accounting, legal, and consulting), insurance, director fees, rent and facilities, travel, investor relations, and other general corporate costs. General and administrative expenses for the year ended December 31, 2025 were $67.5 million, an increase of $55.9 million, or 481%, from $11.6 million incurred during the year ended December 31, 2024.

The increase was primarily driven by non-cash stock-based compensation expense recognized during 2025 of approximately $57.1 million compared to $7.0 million in 2024. The 2025 stock-based compensation expense included approximately $52.3 million related to shares and equity awards issued to employees, officers, directors, consultants, and other service providers. As part of the Streamex Exchange acquisition, in December 2025 we issued an aggregate of 824,052 shares of common stock to two third-party advisors as finder’s fees, with a total fair value of approximately $4.8 million, which was included in stock-based compensation expense for 2025.

The year-over-year increase in stock-based compensation expense was attributable to both a significantly higher volume of equity awards issued during 2025 and a higher fair value per shares at the time of issuance compared to 2024, which resulted in higher grant-date fair values recognized as expense.

Excluding the impact of stock-based compensation, general and administrative expenses increased year-over-year primarily due to higher professional fees and other public company costs associated with the Streamex Exchange acquisition and integration activities, including transaction-related legal, accounting, and advisory services.

Impairment of Long Term Assets. For the year ended December 31, 2025, the Company performed a qualitative assessment of its long-lived assets to evaluate whether events or changes in circumstances existed that would indicate that the carrying amounts of such assets may not be recoverable. Based on the combined effect of this indicator analysis, management concluded that no impairment indicators were present and, accordingly, that an impairment test was not required for the year ended December 31, 2025. During the year ended December 31, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the year ended December 31, 2025 totaled $3.5 million, an increase of $3.3 million, or 1780%, over the expense of $188 incurred in the year ended December 31, 2024. The increase was primarily attributable to amortization of identifiable intangible assets recognized in connection with the Streamex Exchange acquisition.

Other Income (Expense), Net. Other income (expense), net for the year ended December 31, 2025 totaled $(392.9) million, a decrease in other income of $395.4 million, from $2.5 million of other income in the year ended December 31, 2024. The change was driven primarily by a non-cash loss of $389.7 million from the change in fair value of a derivative liability associated with Exchangeable Shares prior to their reclassification to equity on November 4, 2025. The year-over-year change also reflects a loss on warrant settlement of $8.0 million, a loss from changes in fair value of marketable securities of $0.8 million, and higher net interest expense of $1.6 million, partially offset by a non-cash gain of $7.0 million from changes in fair value of embedded derivative liabilities associated with the YA II PN, Ltd. (“Yorkville”) secured convertible debentures. In 2024, results included a gain on negotiated settlements of liabilities with vendors, which was significantly lower in 2025.

Preferred Stock Dividend. Preferred stock dividend for the years ended December 31, 2025 and 2024 totaled $11 and $9, respectively. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015. In addition, the Series C Preferred stock conversion rate reset from $2.50 to $0.3197 during the year ended December 31, 2024, and therefore we recorded a noncash deemed preferred stock dividend of $174 in the prior year.

Income taxes (benefit). For the year ended December 31, 2025, the Company recorded an income tax benefit of $1.3 million, compared to $0 in the prior-year. The benefit primarily reflects a decrease in the deferred tax liability recorded in connection with the Streamex Exchange acquisition. As of December 31, 2025, a deferred tax liability of $11.4 million remained recorded on the Consolidated Balance Sheets. No comparable benefit was recorded in 2024 as the acquisition and related deferred tax effects did not exist.

Net Loss Attributable to Streamex Corp. Common Stockholders. As a result of the foregoing, net loss attributable to Streamex Corp. common stockholders for the year ended December 31, 2025 was $462.8 million, compared to a net loss of $10.5 million for the year ended December 31, 2024, after giving effect to amounts attributable to non-controlling interests. The change was driven primarily by a non-cash loss of $389.7 million from the change in fair value of a derivative liability associated with Exchangeable Shares prior to their reclassification to equity on November 4, 2025 and an increase in non-cash stock-based compensation and common stock issued for services charges totaling approximately $57.1 million, which were concentrated in the fourth quarter of 2025.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital of approximately $29.1 million and cash of $20.3 million. For the year ended December 31, 2025, we used $10.4 million in operating activities, used $24.3 million in investing activities, and provided $54.9 million from financing activities, primarily from equity offerings and secured convertible debenture issuances, net of issuance costs.

We expect to continue incurring operating losses and negative cash flows until our products, including the Streamex Exchange’s digital asset infrastructure and PURE EP™ Platform initiatives, achieve sustained commercial success. Although the PURE EP™ Platform is commercially available, revenues to date have not been material, and the timing and extent of future revenues remain uncertain. Subsequent to year end, the Company launched GLDY and began accepting subscriptions; however, revenues to date have not been material. We expect to incur additional costs related to software development, regulatory compliance, and strategic partnerships prior to the commencement of any material revenue-generating activities. The timing and extent of any future revenues will depend on, among other things, continued investor adoption of GLDY, completion of development milestones, regulatory considerations, market conditions, and the successful commercialization of the Streamex Exchange platform and related offerings.

Subsequent to year end, the Company strengthened its liquidity position through financing transactions and asset monetization activities and eliminated its outstanding secured debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of approximately $37.2 million. The Company also received approximately $10.1 million from the sale of marketable securities and approximately $26.4 million from the sale of restricted gold assets previously classified as held for sale. In February 2026, following a partial conversion of the secured convertible debentures, the Company repaid the remaining outstanding balance for an aggregate cash payment of approximately $38.9 million, and all related security interests were released. Based on our existing cash, together with proceeds received subsequent to year end, we believe we will have sufficient liquidity to meet our anticipated working capital requirements, capital expenditures, and other liquidity needs for at least the next twelve months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K.

Capital Strategy and Uses of Cash

Our capital strategy focuses on maintaining sufficient liquidity to support ongoing operations, product development, and strategic initiatives, while preserving balance sheet flexibility. We may evaluate additional capital sources from time to time, including:

●	Public or private equity offerings
●	Strategic partnerships or licensing arrangements
●	Government grants or non-dilutive funding
●	Debt financing, where feasible

While we previously implemented cost-saving measures to reduce cash burn, we have increased spending to accelerate development of the Streamex Exchange platform and related initiatives. These efforts are intended to support long-term growth but will increase near-term cash requirements. There can be no assurance that any future financing, if pursued, would be available on acceptable terms.

Future financing may include the issuance of equity or debt securities, credit facilities, or other arrangements. Any such financing could result in dilution to existing stockholders or the issuance of securities with rights senior to those of our common stock. Market volatility and macroeconomic conditions may also adversely affect our ability to raise capital on acceptable terms. These financing arrangements are part of management’s broader strategy to address liquidity needs and support commercialization, research and development, and infrastructure expansion. However, there can be no assurance that financing will be available on acceptable terms, or at all.

If additional capital were required and not obtained on acceptable terms, we may be required to delay or reduce certain research and development programs, scale back commercialization efforts, or enter into strategic arrangements that could require us to relinquish rights to certain technologies or products.

Our liquidity forecast includes assumptions regarding the timing of Streamex Exchange’s development and commercialization activities, planned expenditures, and cost containment measures.

Financing Activities

Yorkville Secured Convertible Debentures and Liquidity Actions

During 2025, we completed two closings under our secured convertible debenture financing with Yorkville, issuing an aggregate principal amount of $50.0 million in two tranches. Subsequent to year end, we implemented a liquidity plan to eliminate this secured debt, including (i) an underwritten public offering completed in January 2026 that generated $40.25 million of gross proceeds (before underwriting discounts and offering expenses) and (ii) the February 2026 settlement of the Yorkville debentures, which included a partial conversion and a cash payoff of the remaining amounts.

On January 22, 2026, we delivered an irrevocable optional prepayment notice to Yorkville. On February 6, 2026, Yorkville converted $15.0 million of principal at $4.00 per share, resulting in the issuance of 3,750,000 shares, and we paid an aggregate cash amount of $38.9 million to settle the remaining obligations (comprised of $35.0 million principal, $3.5 million prepayment premium, and approximately $403 of accrued interest), after which the related security interests were released.

We also entered into a standby equity purchase agreement (“SEPA”) with Yorkville that provided the Company with the right, but not the obligation, to sell shares of common stock during the commitment period. We terminated the SEPA effective January 29, 2026, and did not sell any shares under the SEPA.

The Yorkville financing and the subsequent settlement affected our liquidity and results of operations primarily through (i) cash proceeds and cash uses related to issuance and settlement, (ii) interest expense (including non-cash amortization of discounts and issuance costs), and (iii) non-cash income statement volatility from fair value accounting for embedded derivative features, each as discussed in the notes to the consolidated financial statements.

Warrant repurchases for cash upon Fundamental Transaction elections

Certain of our outstanding common stock purchase warrants contained provisions that, upon the occurrence of a board-approved “Fundamental Transaction” (as defined in the applicable warrant agreements), provided holders with the right to require cash settlement based on the warrants’ Black-Scholes value. In connection with the Streamex Exchange transaction, holders of the affected warrants elected cash settlement, and the Company repurchased warrants for cash during the fourth quarter of 2025. These cash payments in the aggregate of approximately $8.0 million reduced liquidity during the period and are reflected in our consolidated statements of cash flows.

Equity Financing

On March 5, 2025, we entered into a securities purchase agreement with certain accredited investors (the “Investors”), pursuant to which we sold an aggregate of 758,514 shares of our common stock and warrants to purchase up to an aggregate of 758,514 shares of our common stock. The shares of common stock were sold at a purchase price of $1.07974 per share and the warrants have an exercise price of $0.95474 per share. The warrants became exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance. Aggregate gross proceeds from the offering were $818.

August 2025 Public Offering

On August 15, 2025, the Company completed a public offering of 3,852,149 shares of its common stock at a public offering price of $3.90 per share, generating gross proceeds of approximately $15.0 million before deducting underwriting discounts, commissions, and estimated offering expenses. Net proceeds from the offering were approximately $13.62 million.

ATM Sales Agreement

For the year ended December 31, 2025, we sold 4,403,166 shares pursuant to the Sales Agreement at an average offering price of $0.91 per share for aggregate gross proceeds of $4.0 million, or $3.9 million after deducting fees equal to $136.

January 2026 Underwritten Offering

On January 26, 2026, the Company closed an underwritten public offering of 11,666,667 shares of its common stock at $3.00 per share. On January 27, 2026, the underwriters fully exercised their over-allotment option to purchase an additional 1,750,000 shares at the public offering price, less underwriting discounts and commissions. Aggregate gross proceeds to the Company from the offering (including the over-allotment option), before deducting underwriting discounts and commissions and other estimated offering expenses, were $40.25 million.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates are based on historical experience, current conditions, and other factors that management believes to be reasonable under the circumstances. Actual results may differ materially from these estimates, and such differences could have a significant impact on our financial condition or results of operations.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our consolidated financial statements that require estimation but are not deemed critical, as defined above.

As of December 31, 2025, the following accounting estimates are considered critical:

Purchase Price Allocation (PPA) for Streamex Exchange Acquisition

Nature of Estimate: The allocation of purchase consideration to identifiable assets and liabilities involves significant judgment, particularly for intangible assets and goodwill.

Methodology: We applied Level 3 valuation techniques under ASC 805, including the relief-from-royalty method for trade name, multi-period excess earnings method for developed technology. Other identifiable intangible assets were valued using cost-based approaches where appropriate.

Estimation Uncertainty: These valuations rely on unobservable inputs such as royalty rates (1%), discount rates (40%), revenue average growth rate of 53% through fiscal year 2030 and 3% thereafter, and projected cash flows.

Historical Accuracy and Changes: The PPA remains preliminary as of December 31, 2025. The purchase price allocation is preliminary primarily because the Company has not yet finalized the valuation of certain identifiable intangible assets and the related deferred income tax effects, which could result in changes to the amounts assigned to intangible assets, deferred tax liabilities, and goodwill during the measurement period.

Drivers of Variability: Finalization of financial forecasts, market comparables, and tax amortization benefits may materially affect the allocation.

Future Sensitivity: Adjustments to intangible asset values or recognition of contingent liabilities could materially impact goodwill and amortization expense.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STREAMEX CORP.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Streamex Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Streamex Corp. (the “Company”) as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of newly acquired intangible assets and purchase consideration transferred related to a business acquisition

Critical Audit Matter Description

As described in Note 11 to the financial statements, the Company completed a business acquisition with an aggregate acquisition price totaling approximately $105.5 million, which included intangible assets of approximately of $47.5 million, during the year ended December 31, 2025. The Company accounts for business combinations using the acquisition method, which requires recognition of assets acquired and liabilities assumed at their respective fair values at the date of acquisition. The fair values of intangible assets acquired are typically estimated using an income approach, which is based on the present value of future discounted cash flows. Management applied significant judgment in estimating the fair value of the consideration and intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the rate of future revenue growth, profitability of the acquired business and the discount rate, among other factors.

How the Critical Audit Matter Was Addressed in the Audit

The principal considerations for our determination that performing procedures relating to the fair value measurement of the purchase consideration and intangible assets acquired related to the acquisition is a critical audit matter are:

(1) the significant judgment by management, including the use of specialists, when estimating the fair values;

(2) a high degree of auditor judgment and subjectivity in performing procedures relating to the fair value measurements;

(3) the significant audit effort in evaluating the reasonableness of the significant assumptions; and

(4) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included identifying and evaluating the design of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired and purchase consideration, and controls over the development of the valuation models, as well as the significant assumptions. These procedures also included, among others:

(1) Read the purchase agreement;

(2) Evaluated and concluded on the adequacy of the Company’s accounting and disclosures in the financial statements related to the business combination;

(3) Tested management’s process for estimating the fair values of the purchase consideration and intangible assets acquired, which included evaluating the appropriateness of the valuation method, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions; and

(4) Professionals with specialized skill and knowledge were used to assist in the evaluation of the appropriateness of the discounted cash flow models, and evaluating the significant assumptions for the fair value of the purchase consideration and intangible assets.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2020. (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Marlton, New Jersey

March 31, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Streamex Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Streamex Corp. (f/k/a BioSig Technologies, Inc.) (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2020-2025.

Marlton, New Jersey
April 15, 2025

STREAMEX CORP.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$20,316	$142
Accounts receivable	-	109
Sales tax receivable	51	-
Due from related party	11	-
Net investment in leases, short term	-	13
Marketable securities	9,706	-
Other assets held for sale – restricted gold	23,472	-
Other assets held for sale –gold	1,000	-
Prepaid expenses and other assets	17,339	124
Total current assets	71,895	388
Non-current assets:
Property and equipment, net	25	85
Right-to-use assets, net	-	96
Net investment in leases, long term	-	4
Intangible assets, net	44,639	269
Goodwill	70,984	-
Total non-current assets	115,648	454
Total assets	$187,543	$842

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses, including $66 and $19 to related parties as of December 31, 2025 and 2024, respectively.	$2,952	$2,052
Dividends payable	121	110
Convertible notes payable	38,021	-
Embedded derivative liability	1,700	-
Lease liability, short term	-	102
Total current liabilities	42,794	2,264
Deferred tax liability	11,421	-
Total liabilities	54,215	2,264

Commitments and contingencies (Note 10)

Mezzanine equity:
Redeemable Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; (liquidation preference of $105; cumulative dividends payable of $121 and $110 as of December 31, 2025 and 2024, respectively).	105	105

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock.	-	-
Common stock, $0.001 par value, authorized 500,000,000 shares, 49,805,275 and 17,239,096 issued and outstanding as of December 31, 2025 and 2024, respectively.	50	17
Additional paid-in-capital	850,447	253,784
Accumulated other comprehensive income	814	-
Accumulated deficit	(718,120)	(255,345)
Total stockholders’ equity (deficit) attributable to Streamex Corp.	133,191	(1,544)
Non-controlling interest	32	17
Total stockholders’ equity (deficit)	133,223	(1,527)
Total liabilities and stockholders’ equity (deficit)	$187,543	$842

The accompanying notes are an integral part of these Consolidated Financial Statements

STREAMEX CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Par Value and Share Amounts)

	For the years ended December 31,
	2025	2024
Revenue	$-	$40

Operating expenses:
Research and development	31	832
General and administrative	67,529	11,629
Impairment of long term assets	-	253
Depreciation and amortization	3,534	188
Total operating expenses	71,094	12,902

Loss from operations	(71,094)	(12,862)

Other income (expense):
Interest expense, net	(1,592)	(11)
Change in fair value of marketable securities	(777)	-
Loss on warrant settlement	(8,049)	-
Change in fair value of derivative liability	(389,680)	-
Change in fair value of embedded derivative	7,015	-
Gain on settlement and forgiveness of accounts payable and other liabilities	196	2,511
Other income (expense), net:	(33)	23
Total other income (expense), net	(392,920)	2,523

Loss before income taxes	(464,014)	(10,339)

Income taxes (benefit)	(1,254)	-

Net loss	(462,760)	(10,339)
Non-controlling interest	(15)	9
Net loss attributable to Streamex Corp.	(462,775)	(10,330)

Preferred stock dividend	(11)	(9)
Preferred stock deemed dividend	-	(174)
Net loss attributed to Streamex Corp. Common Shareholders	(462,786)	(10,513)
Net loss per common share, basic and diluted	$(9.65)	$(0.75)
Weighted average number of common shares outstanding, basic and diluted	47,966,169	14,041,748

Comprehensive (Loss) Income:
Net loss	$(462,760)	$(10,339)
Other comprehensive income:
Change in foreign currency translation adjustments	814	-
Total comprehensive loss	(461,946)	(10,339)
Comprehensive (loss) income attributable to non-controlling interest	(15)	9
Comprehensive (loss) income attributable to Streamex Corp.	$(461,961)	$(10,330)

The accompanying notes are an integral part of these Consolidated Financial Statements

STREAMEX CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In Thousands, Except Par Value and Share Amounts)

	Common stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Non- controlling
	Shares	Amount	Capital	Deficit	Income	Interest	Total
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$-	$17	$(1,527)
Reclassification of exchangeable share to permanent equity	-	-	495,178	-	-	-	495,178
Exercise of warrants	1,644,743	2	(2)	-	-	-	-
Stock based compensation	17,523,148	18	72,071	-	-	-	72,089
Sale of common stock under at-the- market offering, net of transaction costs	8,255,315	8	17,447	-	-	-	17,455
Common stock issued for investment	2,443,750	2	10,482	-	-	-	10,484
Sale of common stock and warrants	758,514	1	817	-	-	-	818
Conversion of exchangeable shares into common stock	1,078,108	1	(1)	-	-	-	-
Common stock issued to settle accounts payable	1,135,000	1	682	-	-	-	683
Preferred stock dividend	-	-	(11)	-	-	-	(11)
Common stock cancelled	(272,399)	*	-	-	-	-	-
Other comprehensive income	-	-	-	-	814	-	814
Net loss	-	-	-	(462,775)	-	15	(462,760)
Balance, December 31, 2025	49,805,275	$50	$850,447	$(718,120)	$814	$32	$133,223

*	- less than $1

			Additional		Non-
	Common stock		Paid in	Accumulated	controlling
	Shares	Amount	Capital	Deficit	Interest	Total
Balance, December 31, 2023	9,040,043	$9	$241,988	$(245,015)	$26	$(2,992)
Sale of common stock and warrants	2,266,185	3	4,207	-	-	4,210
Stock based compensation	5,466,411	5	6,952	-	-	6,957
Accretion of deemed preferred stock dividend	-	-	174	-	-	174
Deemed preferred stock dividend	-	-	(174)	-	-	(174)
Preferred stock dividend	-	-	(9)	-	-	(9)
Common stock issued in exchange of note payable and accrued interest	348,624	*	509	-	-	509
Stock issued as forgiveness of debt	75,000	*	122	-	-	122
Warrant modifications expense	-	-	15	-	-	15
Exercise of warrants	42,833	*	*	-	-	-
Net loss	-	-	-	(10,330)	(9)	(10,339)
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$17	$(1,527)

*	- less than $1

The accompanying notes are an integral part of these Consolidated Financial Statements

STREAMEX CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands, Except Par Value and Share Amounts)

	For the years ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(462,760)	$(10,339)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,534	188
Amortization of debt discount and issuance costs	1,372	-
Gain on settlement and forgiveness of accounts payable and other liabilities	(196)	(2,511)
Non-cash lease expense	96	316
Change in fair value of exchangeable shares derivative liability	389,680	-
Change in fair value of convertible debenture embedded derivative	(7,015)	-
Change in fair value of marketable securities	777	-
Fair value of liability warrants reclassified from permanent equity	8,049	-
Stock based compensation expense	57,104	6,957
Deferred income taxes	(1,254)	-
Allowance for credit losses on accounts receivable	109	-
Impairment of long-term assets	-	253
Warrant modification expense	-	15
Changes in operating assets and liabilities:
Accounts receivable	-	(85)
Lease receivables	-	103
Sales tax receivable	(36)	-
Employee advances	-	5
Change in net investment in leases	13	-
Prepaid expenses and other assets	(405)	126
Customer deposits	-	(7)
Accounts payable and accrued expenses	597	571
Operating lease liabilities	(102)	(350)
Net cash used in operating activities	(10,437)	(4,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investment	(144)	-
Purchase of gold held as long-term investment	(24,472)	-
Business acquisition, net of cash acquired	366	-
Net cash used in investing activity	(24,250)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock under at-the- market offering, net of transaction costs	17,455	-
Sale of common stock and warrants	818	4,210
Repayment of finance obligation	(712)	-
Proceeds from convertible note payable, net of issuance costs	45,364	-
Cash paid to settle warrants	(8,049)	-
Proceeds from issuance of related party note payable	-	500
Net cash provided by financing activities	54,876	4,710

Effect of exchange rate change on cash	(15)	-
Net increase in cash	20,174	(48)
Cash, beginning of the year	142	190
Cash, end of the year	$20,316	$142

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$-	$-
Cash paid during the year for income taxes	$-	$-

Non cash investing and financing activities:
Recognition of derivative liability as part of business combination	$105,498	$-
Recognition of assets acquired as part of business combination	$117,982	$-
Recognition of liabilities assumed as part of business combination	$12,850	$-
Common stock issued in settlement of accounts payable and accrued expenses	$683	$122
Dividend payable on preferred stock charged to additional paid-in-capital	$11	$9
Financing obligation entered into in exchange for prepaid insurance	$1,628	$-
Prepaid stock based compensation	$14,985	$-
Investment in Empress Royalty Corp. acquired through issuance of common stock	$10,484	$-
Common stock issued in settlement of accrued severance	$-	$45
Series C convertible preferred stock deemed dividend	$-	$174
Common stock issued for conversion of note payable and accrued interest	$-	$509

The accompanying notes are an integral part of these Consolidated Financial Statements

STREAMEX CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(in thousands, except par value and share amounts)

NOTE 1 – NATURE OF OPERATIONS

Business and organization

Streamex Corp. (formerly known as BioSig Technologies, Inc.) (the “Company”, “we”, “us” and “our”) is a technology company with two principal lines of business: (i) digital infrastructure focused on the tokenization and exchange of real-world assets and other commodity-linked financial products and (ii) biomedical technology focused on advanced signal acquisition and processing solutions in electrophysiology through our PURE EP™ platform. On May 28, 2025, the Company acquired Streamex Exchange Corporation (“Streamex Exchange”), a software development company based in Vancouver, British Columbia. In connection with this strategic expansion, on September 12, 2025, the Company changed its corporate name from BioSig Technologies, Inc. to Streamex Corp., and effective September 12, 2025, the Company’s common stock began trading on The Nasdaq Capital Market under the ticker symbol “STEX” (formerly “BSGM”).

On May 28, 2025, the Company completed the acquisition of Streamex Exchange pursuant to that certain Share Purchase Agreement dated as of May 23, 2025 (as amended on May 27, 2025, the “Share Purchase Agreement”) by and among the Company, BST Sub ULC, an unlimited liability company organized under the laws of the Province of British Columbia and a wholly owned subsidiary of the Company (“ExchangeCo”), 1540875 B.C. Ltd., a British Columbia company and a wholly owned subsidiary of the Company (“Callco”), the shareholders of Streamex Exchange, and 1540873 B.C. Ltd., as trustee (the “Trustee”) under the exchange rights agreement entered into among the Company, ExchangeCo, Callco, and the Trustee (the “Exchange Rights Agreement”).

The Company continues to evaluate opportunities for its subsidiaries ViralClear Pharmaceuticals, Inc. (“ViralClear”) and BioSig AI Sciences, Inc. (“BioSig AI”). ViralClear’s business is currently dormant and ViralClear’s business objectives are being evaluated. BioSig AI’s business operations have currently been placed on hold. As of December 31, 2025 and 2024, the Company held majority interests of approximately 69.7% and 69.08% in ViralClear, respectively. As of December 31, 2025 and 2024, the Company held majority interests of approximately 84.5% in BioSig AI.

NOTE 2 – LIQUIDITY

As of December 31, 2025, we had working capital of approximately $29.1 million and cash of $20.3 million. For the year ended December 31, 2025, we used $10.4 million in operating activities, used $24.3 million in investing activities, and provided $54.9 million from financing activities, primarily from equity offerings and secured convertible debenture issuances, net of issuance costs.

We expect to continue incurring operating losses and negative cash flows until our products, including the Streamex Exchange’s digital asset infrastructure and PURE EP™ Platform initiatives, achieve sustained commercial success. Although the PURE EP™ Platform is commercially available, revenues to date have not been material, and the timing and extent of future revenues remain uncertain. Subsequent to year end, the Company launched GLDY and began accepting subscriptions; however, revenues to date have not been material. We expect to incur additional costs related to software development, regulatory compliance, and strategic partnerships prior to the commencement of any material revenue-generating activities. The timing and extent of any future revenues will depend on, among other things, continued investor adoption of GLDY, completion of development milestones, regulatory considerations, market conditions, and the successful commercialization of the Streamex Exchange platform and related offerings.

Subsequent to year end, the Company strengthened its liquidity position through financing transactions and asset monetization activities and eliminated its outstanding secured debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of approximately $37.2 million. The Company also received approximately $10.1 million from the sale of marketable securities and approximately $26.4 million from the sale of gold assets previously classified as held for sale. In February 2026, following a partial conversion of the secured convertible debentures, the Company repaid the remaining outstanding balance for an aggregate cash payment of approximately $38.9 million, and all related security interests were released. Based on our existing cash, together with proceeds received subsequent to year end, we believe we will have sufficient liquidity to meet our anticipated working capital requirements, capital expenditures, and other liquidity needs for at least the next twelve months from the issuance date of the consolidated financial statements included in this Annual Report on Form 10-K.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

We consider the following policies to be beneficial in understanding the judgments that are involved in the preparation of our consolidated financial statements and the uncertainties that could impact our financial condition, results of operations and cash flows.

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the accounts of Streamex Corp. and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidates entities in which it has a controlling financial interest, including variable interest entities (“VIEs”) for which the Company is determined to be the primary beneficiary. Noncontrolling interests represent the portion of equity interests in consolidated subsidiaries not attributable to the Company and are reported as a separate component of stockholders’ equity.

Segment Reporting

The Company determines its operating and reportable segments in accordance with ASC 280, Segment Reporting, based on the financial information regularly reviewed by the Chief Operating Decision Maker (“CODM”) for purposes of performance assessment and resource allocation.

As of December 31, 2025, the CODM evaluates the Company’s financial performance and allocates resources on a consolidated basis. The Company manages its operations as one integrated business and does not prepare or review discrete financial information for individual business units or subsidiaries. Accordingly, the Company has concluded that it operates as a single reportable segment.

Management will continue to monitor the CODM’s review practices and internal reporting structure and will update its segment disclosures in future periods if and when discrete financial information is regularly reviewed at a further disaggregated level.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company places its cash with high-credit-quality financial institutions and, at times, balances may exceed federally insured limits. The Company has not experienced losses related to these balances. As of December 31, 2025 and 2024, deposits in excess of FDIC limits were $19.7 million and nil, respectively.

In addition, as of December 31, 2025, the Company held $0.3 million in cash deposits with a Canadian financial institution that are not insured by the FDIC.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable, less allowances for credit losses , reflects the net realizable value of receivables and approximates fair value. When evaluating the adequacy of the allowance for doubtful accounts and the overall probability of collecting on receivables, we analyze historical experience, client credit-worthiness, the age of the trade receivable balances, current economic conditions that may affect a client’s ability to pay and current and projected economic trends and conditions at the balance sheet date.

The allowance for credit losses was $109 and $0 as of December 31, 2025 and 2024, respectively. The Company believes that its reserve is adequate, however results may differ in future periods. For the year ended December 31, 2025 and 2024, bad debt expense totaled $109 and $0, respectively.

Revenue

We account for revenue in accordance with Topic 606, Revenue from Contracts with Customers. We recognize revenue based on the five-step model; (i) identify the contract with the customer; (ii) identify the performance obligation in the contract; (iii) determine the contract price; (iv) allocate the transaction price; and (v) recognize revenue as each performance obligation is satisfied. If we determine that a contract with enforceable rights and obligations does not exist, revenues are deferred until all criteria for an enforceable contract are met.

The Company derived its revenue primarily from the sale of its medical device, the PURE EP™ Platform, as well as related support and maintenance services and software upgrades in connection with the system.

The Company had one customer which accounts for 97.5% of our revenue in the year ended December 31, 2024.

Restricted Gold Holdings

The Company holds LBMA Good Delivery gold bullion on an allocated, physically segregated basis in Brink’s secure vaults and other secure third-party storage locations. Gold is maintained in a securities account with Gold Bullion International, LLC (“GBI”), which acts as the securities intermediary under UCC Article 8. The gold is pledged as collateral under the Company’s Secured Convertible Debenture Purchase Agreement and related Guaranty and Security Agreement.

Gold is accounted for as a long-lived tangible asset within the scope of ASC 360. Prior to management’s commitment to sell the gold on December 29, 2025, the asset was measured at historical cost, including purchase price and directly attributable costs necessary to bring the asset to its intended condition and location. Upon meeting the held-for-sale criteria in ASC 360 on December 29, 2025, the gold was reclassified as held for sale and measured at the lower of carrying amount or fair value less cost to sell until disposal. Gold is presented as Other Assets held for sale – Restricted Gold in the Consolidated Balance Sheets. Ongoing storage, insurance, and administrative custody costs are expensed as incurred.

Management evaluates impairment under ASC 360-10-35 when triggering events occur. Prior to classification as held for sale, commodity price volatility alone does not constitute an impairment indicator; impairment would be considered only if legal, custodial, regulatory, or contractual events impair the Company’s ability to access or realize economic benefits from the asset. Once classified as held for sale, the gold is carried at the lower of carrying amount or fair value less cost to sell, with any write-downs recognized in earnings and subsequent increases recognized only to the extent of previously recognized losses.

Leases (lessee)

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s Consolidated Balance Sheets. The Company evaluates and classifies leases as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All the Company’s real estate leases are classified as operating leases. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term.

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

Property and Equipment

Property and equipment are depreciated and stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the remaining lease term, whichever is shorter.

The estimated useful lives of property and equipment assets as of December 31, 2025 and 2024 are described below:

Property and Equipment	Useful Life
Computer equipment	3 years
Furniture and fixtures	5 years
Testing/Demo equipment	3 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

The Company evaluates at least annually the recoverability of property and equipment for possible impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If such review indicates that the carrying amount of property and equipment assets is not recoverable, and the asset’s fair value is less than the carrying amount, an impairment loss is recognized in income from operations.

During the year ended December 31, 2024, the Company re-assessed its carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Accordingly, the Company recorded a $253 impairment charge to current operations during the year ended December 31, 2024.

Business Acquisition

The Company recognizes and measures identifiable tangible and intangible assets acquired and liabilities assumed as of the acquisition date at fair value. Fair value measurements require extensive use of estimates and assumptions, including estimates of future cash flows to be generated by the acquired assets. The operating results of the acquired business are included in our consolidated financial statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed. Acquisition-related costs are expensed as incurred.

Intangible Assets

Intangible assets with a definite useful life are recorded at cost and amortized over their estimated useful lives on a straight-line basis. The Company reviews the estimated remaining useful lives of its intangible assets each reporting period and revises those estimates when appropriate. Amortization expense is recorded in depreciation and amortization in the Consolidated Statements of Operations.

The Company evaluates the recoverability of definite-lived intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such indicators exist, the Company performs a recoverability test by comparing the carrying amount of the asset to the undiscounted future cash flows expected to result from its use and eventual disposition. If the carrying amount exceeds the undiscounted future cash flows, an impairment loss is recognized for the excess of the carrying amount over the asset’s fair value.

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

During the year ended December 31, 2025, the Company recorded goodwill in connection with a business acquisition. The Company performs its annual goodwill impairment test in the fourth quarter of each fiscal year and evaluates goodwill for impairment more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

In connection with its annual impairment assessment as of December 31, 2025, the Company performed a qualitative goodwill impairment assessment in accordance with ASC 350-20. Management evaluated the totality of relevant events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, entity-specific events, and other factors affecting the reporting unit. Based on this assessment, management concluded that it is not more likely than not that the fair value of the Company’s reporting unit was less than its carrying amount as of December 31, 2025. Accordingly, no quantitative goodwill impairment test was required, and no impairment charge was recorded for the year ended December 31, 2025.

Marketable Securities

The Company’s marketable equity securities consist of publicly traded equity securities. These securities are classified within current assets on the Consolidated Balance Sheets because they are available to be converted into cash to fund current operations without restriction. These marketable equity securities are measured at fair value at each reporting date with gains and losses recognized in Other income (expense), net on our Consolidated Statements of Operations.

Warrants

The Company has issued warrants to purchase shares of its common stock in connection with prior equity financings. The Company evaluates its warrants at issuance and at each reporting date to determine whether such instruments should be classified as equity or as liabilities in accordance with ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity.

Warrants that do not meet the criteria for equity classification, including those that contain provisions requiring or permitting net cash settlement, variable settlement outcomes, or adjustments based on inputs other than the Company’s stock price, are classified as derivative liabilities and measured at fair value, with changes in fair value recognized in earnings. Warrants that meet the criteria for equity classification are recorded in additional paid-in capital and are not subsequently remeasured. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities. Refer to Note 8, Options, Restricted Stock Units and Warrants, for warrant terms, activity, and classification.

Fair Value Measurements

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following three-level hierarchy, which prioritizes the inputs used to measure fair value based on the lowest level of input that is available and significant to the fair value measurement:

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3- Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Derivative Liability

In connection with the acquisition of Streamex Exchange, a Canadian subsidiary of the Company, issued exchangeable shares (the “Exchangeable Shares”) that are exchangeable, on a one for one basis (subject to adjustment), into shares of the Company’s common stock. The Exchangeable Shares provide the holders with economic rights that are substantially similar to the Company’s common stock, including dividend and liquidation rights, and voting rights through a special voting preferred share held by a trustee.

The Company evaluated the Exchangeable Shares under ASC 815, Derivatives and Hedging, including the guidance in ASC 815 40 on contracts indexed to, and potentially settled in, an entity’s own equity. At issuance and through November 4, 2025, the Exchangeable Shares were not eligible for equity classification because the Company’s obligation to deliver shares upon exchange was subject to an exercise contingency related to the NASDAQ 19.99% limitation (as defined below) and related stockholder approval requirements. Specifically, prior to stockholder approval, the number of shares that could be issued upon exchange was limited, and the exchange ratio was subject to adjustment (including a potential increase from 1.00 to 1.25 shares) if stockholder approval was not obtained within a specified period. As a result, the Exchangeable Shares did not qualify for the scope exception in ASC 815-10-15-74 and were classified as a derivative liability.

The derivative liability was initially recognized at fair value on the acquisition date and was subsequently remeasured at fair value through earnings at each reporting date until the exercise contingency was resolved. The fair value measurement prior to stockholder approval utilized valuation techniques with significant unobservable inputs and was therefore classified within Level 3 of the fair value hierarchy.

On November 4, 2025, the Company obtained stockholder approval, which removed the conversion cap and allowed holders to exchange the Exchangeable Shares into the Company’s common stock in accordance with the exchange rights. Upon satisfaction of the stockholder approval condition and removal of the NASDAQ 19.99% limitation, the Exchangeable Shares no longer contained an exercise contingency that precluded equity classification. Accordingly, on November 4, 2025, the Company reclassified the derivative liability associated with the Exchangeable Shares to permanent equity. After reclassification, the Exchangeable Shares are no longer remeasured at fair value through earnings.

Refer to Note 7, Stockholder Equity, for related equity and special voting preferred stock information of the Exchangeable Shares. For additional information regarding the Exchangeable Shares including the acquisition structure and terms, see Note 11, Business Acquisition. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities. Refer to Note 12, Fair Value Measurements, for additional information regarding the fair value measurement related to the Exchangeable Shares.

Convertible Debentures

The Company accounts for its secured convertible debentures (the “Convertible Debentures”) as debt instruments and records them at amortized cost, net of original issue discount (“OID”), debt issuance costs, and any debt discount resulting from the bifurcation of embedded derivatives.

The Company allocates the proceeds received between (i) the host debt component and (ii) any embedded derivative features that require bifurcation (see “Embedded Derivative Liability” below). The host debt is initially recorded at its allocated amount, with the difference between the principal amount and the initial carrying amount recorded as debt discount including OID, issuance costs, and the bifurcation discount and amortized to interest expense using the effective interest method over the estimated life of the debenture.

The Company accounts for conversions of the Convertible Debentures in accordance with the applicable debt conversion guidance, recognizing the issuance of equity for the carrying amount of the debt extinguished (including any related unamortized discounts and issuance costs associated with the extinguished portion) and derecognizing any related embedded derivative liability associated with the converted portion at its fair value on the conversion date.

The Company accounts for repayments and extinguishments of the Convertible Debentures in accordance with the debt extinguishment guidance. Upon extinguishment, the Company derecognizes the carrying amount of the debt, derecognizes any related embedded derivative liability, records any cash paid including any prepayment premium, and recognizes the resulting gain or loss in earnings.

Embedded Derivative Liability — Bifurcated Conversion Option

The Convertible Debentures contain an embedded conversion option that provides the holder with the right to convert principal and accrued interest into a variable number of the Company’s common shares based on a conversion price that is the lower of (i) a fixed price (subject to a one-time downward reset after registration effectiveness) and (ii) 97% of the lowest daily VWAP over a defined look-back period, subject to a floor price.

The Company evaluates embedded features in its debt instruments under ASC 815 to determine whether such features are required to be bifurcated from the host contract and accounted for as derivatives. The conversion option meets the definition of a derivative and is not clearly and closely related to the host debt because the economic exposure of the conversion feature is primarily linked to the Company’s equity price rather than interest rate risk inherent in a conventional debt host.

In addition, the conversion option does not qualify for the scope exception for certain contracts indexed to, and potentially settled in, an entity’s own equity because the conversion terms are not “fixed-for-fixed” (i.e., the conversion price is variable and may be adjusted based on future VWAP, subject to a floor and other reset provisions). Accordingly, the Company bifurcates the conversion option and records it as an embedded derivative liability measured at fair value, with changes in fair value recognized in earnings each reporting period.

At initial recognition, the embedded derivative liability is recorded at fair value, with an offsetting debt discount recorded as a reduction of the carrying amount of the host debt. This debt discount is amortized to interest expense using the effective interest method over the estimated term of the debenture. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities. Refer to Note 12, Fair Value Measurements, for additional information regarding the fair value measurement related to the embedded derivative liability. For the terms of the Convertible Debentures and related accounting, see Note 15, Convertible Debentures.

Stock Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award as measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company recognizes forfeitures on stock based compensation as they occur.

Research and Development Costs

The Company accounts for research and development costs in accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $31 and $0.8 million for the year ended December 31, 2025, and 2024, respectively.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are classified as non-current. Valuation allowances are established against deferred tax assets if it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates or laws is recognized in operations in the period that includes the date of the enactment.

The Company is subject to income taxes in the United States and Canada, and deferred tax assets and liabilities are recorded for temporary differences and carryforwards in the jurisdictions in which they arise, using enacted tax rates applicable in those jurisdictions.

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. Management evaluates, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

Income Tax Uncertainties

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed by applicable accounting principles. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more likely than not being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period. The Company recognizes interest and penalties as incurred in Other income (expense), net in the consolidated statements of operations.

As of December 31, 2025 and 2024, no liabilities were accrued on the consolidated balance sheets related to uncertain tax positions.

During the years ending December 31, 2025 and 2024, the Company had no changes in unrecognized tax benefits or associated interest and penalties as a result of tax positions made during the current or prior periods with respect to its continuing operations.

The Company files income tax returns in the United States federal jurisdiction, various state jurisdictions, and Canada. The Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2021. State income tax returns are generally subject to examination for periods ranging from three to five years, depending on the jurisdiction. Canadian income tax returns are generally subject to examination for three years following the date of assessment. As of December 31, 2025, the Company is not currently under examination by any U.S. federal, state, or foreign tax authorities.

Foreign Currency Translations and Transactions

The Company translates the financial statements of foreign subsidiaries whose functional currency is the local currency into U.S. dollars in accordance with ASC 830, Foreign Currency Matters. The Company’s functional currency is the U.S. dollar. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates for the reporting period.

Translation adjustments resulting from the conversion of foreign currency financial statements are recorded in “Accumulated Other Comprehensive Income”, a separate component of stockholders’ equity (deficit).

Foreign currency transactions denominated in a currency other than the functional currency are remeasured at the exchange rate in effect on the transaction date. Monetary assets and liabilities are remeasured at period-end exchange rates, and resulting gains or losses are recognized in “Other income (expense), net” in the Consolidated Statements of Operations.

The majority of the Company’s transactions are settled in U.S. dollars. The Company does not currently engage in foreign currency hedging activities.

Concentration of Assets

As of December 31, 2025, the Company’s consolidated assets totaled approximately $187.5 million, of which approximately 38.18% ($71.6 million) were located in the United States and 61.82% ($115.9 million) were located in Canada. The Canadian assets are held through ExchangeCo, a wholly owned subsidiary of the Company, and relate to the Company’s Streamex Exchange business. These assets consist primarily of goodwill and intangible assets ($115.4 million), cash ($343 thousand), sales tax receivable ($51 thousand), amounts due from a related party ($11 thousand), and prepaid expenses and other assets ($165 thousand).

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

Comprehensive Loss

Comprehensive loss is comprised of the Company’s consolidated net loss and other comprehensive income (loss). The component of other comprehensive income (loss) consists solely of foreign currency translation adjustments, net of income tax effects.

Net Income (loss) Per Common Share

The Company computes earnings (loss) per share in accordance with Accounting Standards Codification subtopic 260, Earnings Per Share (“ASC 260”). Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period, including exchangeable shares that are economically equivalent to the Company’s common stock.

The Company has outstanding exchangeable shares issued by a consolidated subsidiary that are economically equivalent to the Company’s common stock in all material respects, including rights to dividends and participation in earnings, and are exchangeable on a one-for-one basis into shares of the Company’s common stock at the option of the holders. The exchangeable shares are classified within stockholders’ equity and are included in the weighted-average shares outstanding used in the calculation of basic earnings (loss) per common share because these shares participate equally with the Company’s common stock in undistributed net income (loss).

Diluted earnings per common share is computed by giving effect to all potentially dilutive securities and other contracts to issue common stock using the treasury stock method and the if-converted method, as applicable, in accordance with ASC 260. Potentially dilutive securities may include stock options, warrants, restricted stock units, and other equity awards (treasury stock method), as well as the Company’s convertible preferred stock and convertible debt, including the secured convertible debentures (if-converted method). Under the if-converted method, convertible instruments are assumed to have been converted at the beginning of the period (or at issuance, if later), and related preferred dividends and/or interest expense (net of tax), as applicable, are adjusted in the determination of net income available to common stockholders.

In periods in which the Company reports a net loss, basic and diluted loss per share are the same, as the inclusion of stock options, warrants, restricted stock units, convertible preferred stock, convertible debt and other potentially dilutive securities would be antidilutive. Accordingly, such securities are excluded from the computation of diluted loss per share.

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	December 31,
	2025	2024
Series C convertible preferred stock	370,910	413,781
Options to purchase common stock	2,736,000	2,515,200
Warrants to purchase common stock	1,735,869	4,899,716
Convertible debentures convertible into common stock	12,500,000	-
Restricted stock units to acquire common stock	2,037,500	1,385,839
Totals	19,380,279	9,214,536

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 for the current year and has elected to apply the standard on a prospective basis.

Recently issued accounting pronouncements not yet adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025 and 2024 is summarized as follows:

	December 31,	December 31,
	2025	2024
	(000’s)	(000’s)
Computer equipment	$531	$531
Furniture and fixtures	109	109
Testing/Demo equipment	312	312
Leasehold improvements	84	84
Total	1,036	1,036
Less accumulated depreciation	(1,011)	(951)
Property and equipment, net	$25	$85

As of December 31, 2025, the Company determined that no events or changes in circumstances existed that would indicate any impairment of its long-lived assets. Accordingly, the Company recorded no impairment charges to current operations during the year ended December 31, 2025. During the year ended December 31, 2024, the Company re-assessed it carrying amounts of certain property and equipment due to reduced manufacturing of its commercial products and determined that these carrying amounts exceeded the estimated undiscounted future cash flows. Impairment charges totaled $253 during the year ended December 31, 2024. The impairment charges are included in impairment of long term assets in the accompanying Consolidated Statements of Operations.

Depreciation expenses were $60 and $169 for the year ended December 31, 2025 and 2024, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2024	-
Acquisition[1]	70,435
Impairment	-
Foreign currency translation adjustment	549
Goodwill as of December 31, 2025	$70,984

1)	Related to the acquisition of the Streamex Exchange. See Note 11 for more details. Goodwill was initially measured in the functional currency of Streamex Exchange and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in foreign exchange rates are reflected in the cumulative translation adjustment within other comprehensive loss.

During the year ended December 31, 2025, the Company evaluated the existence of any indicators of impairment in accordance with ASC 350, Intangibles—Goodwill and Other. Based on the qualitative assessment performed, management concluded that the combination of factors considered did not result in a triggering event requiring a quantitative impairment test. Based on the assessment, there was no goodwill impairment recognized in the year ended December 31, 2025.

Intangible Assets

Intangible assets consist of trade name, developed technology, legal and compliance framework, and patents, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. In evaluating whether a triggering event occurred during the period, the Company performed a qualitative assessment consistent with the guidance in U.S. GAAP. This assessment considered the totality of events and circumstances and concluded that it is not more likely than not (i.e., less than a 50% likelihood) that the fair value of the reporting unit is below its carrying amount. Based on this assessment, no impairment charges were recorded for the periods presented.

The following summarizes the Company’s intangible assets as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Trade name[1]	$5,100	$-
Developed technology[1]	40,000	-
Legal and compliance framework[1]	2,400	-
Patents	380	380
Total	47,880	380
Foreign currency translation adjustment	371	-
Accumulated amortization:
Trade name	(303)	-
Developed technology	(2,975)	-
Legal and compliance framework	(204)	-
Patents	(130)	(111)
Total accumulated amortization	(3,612)	(111)
Intangible assets, net	$44,639	$269

1)	Intangible assets acquired in connection with the Streamex Exchange acquisition were initially measured in Canadian dollars and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in exchange rates are reflected in the carrying amounts presented above and recorded in other comprehensive loss as part of the cumulative translation adjustment.

Amortization expenses for total intangible assets were approximately $3.5 million and $16 for the years ended December 31, 2025 and 2024, respectively. Amortization expenses for trade name, developed technology, legal and compliance framework and patents was $303, $2,975, $204 and $19, respectively, for the year ended December 31, 2025. Amortization expenses for trade name, developed technology, legal and compliance framework and patents was $0, $0, $0 and $19, respectively, for the year ended December 31, 2024. The weighted-average useful lives of total intangibles, trade name, developed technology, legal and compliance framework and patents were 7.6 years, 9.4 years, 7.4 years, 6.4 years and 13.8 years, respectively, as of December 31, 2025.

Expected future amortization expense of intangible assets as of December 31, 2025, is as follows:

2026	$5,918
2027	5,918
2028	5,918
2029	5,918
2030	5,918
Thereafter	15,049
Total	$44,639

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2025 and 2024 consist of the following:

	December 31,	December 31,
	2025	2024
	(000’s)	(000’s)
Accrued accounting and legal	$705	$391
Accrued consulting	406	171
Accrued interest	200	-
Accrued research and development expenses	169	351
Accrued office and other	38	439
Accrued insurance premium financing(1)	916	-
Accrued settlement expense	-	494
Accrued payroll	512	186
Other accrued expenses	6	20
	$2,952	$2,052

(1)	On August 27, 2025, the Company entered into a premium finance agreement for the policy period beginning August 3, 2025. The total premium was $2,172,622, of which $544 was paid as a down payment and $1.6 million was financed. The agreement includes a finance charge of $51, resulting in total payments of $1.7 million payable in nine monthly installments of $187 through May 2026 at an annual percentage rate of 7.48%.

The financing obligation is secured by unearned premiums under the financed policies. As of December 31, 2025, the Company recorded prepaid insurance of approximately $1.26 million and AFCO loan payable of approximately $0.9 million. Prepaid insurance is amortized over the policy term, and the financing liability is reduced as payments are made. Interest expense is recognized using the effective interest method.

NOTE 7 – STOCKHOLDER EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of December 31, 2025 and 2024, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock. As of December 31, 2025 and 2024, there were no issued or outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Special Voting Preferred Stock

In connection with the issuance of Exchangeable Shares, the Company designated one share of Special Voting Preferred Stock, par value $0.001 per share. One share of Special Voting Preferred Stock was issued and outstanding as of December 31, 2025. No shares of Special Voting Preferred Stock were issued or outstanding as of December 31, 2024.

The Special Voting Preferred Stock was issued to a trustee and does not have any economic rights, including rights to dividends or participation in liquidation, other than a nominal liquidation preference of $1.00. The Special Voting Preferred Stock is not convertible into common stock.

The sole purpose of the Special Voting Preferred Stock is to provide voting rights to holders of Exchangeable Shares on an equivalent basis with holders of the Company’s common stock. The holder of the Special Voting Preferred Stock is entitled to cast a number of votes equal to the aggregate number of votes that the holders of Exchangeable Shares would be entitled to cast if such Exchangeable Shares were exchanged for shares of the Company’s common stock, in accordance with the Exchange Rights Agreement.

The voting rights associated with the Special Voting Preferred Stock terminate automatically upon the exchange or cancellation of all outstanding Exchangeable Shares, at which time the Special Voting Preferred Stock is automatically cancelled for no consideration.

Series C Preferred Stock

Series C Preferred Stock (“Series C”) issued and outstanding totaled 105 shares as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company has accrued $121 and $110 dividends payable on the Series C, respectively. As of December 31, 2025 and 2024, the cumulative dividend per share payable on the Series C was approximately $1,153 and $1,048, respectively.

Each share of Series C is convertible at the holder’s option into shares of common stock at a conversion price of $0.3197 per share, based on the stated value of $1,000 per preferred share. As of December 31, 2025, the outstanding Series C shares were convertible into an aggregate of 370,910 shares of common stock, which includes 42,477 shares issuable for accrued dividends at a conversion rate of $2.8495 per share. The Series C is subject to full ratchet anti-dilution price protection upon issuance of equity or equity-linked securities at an effective price below $0.3197 per share, as well as customary anti-dilution adjustments for stock splits and similar events.

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

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock. As of December 31, 2025 and 2024, the Company had 49,805,275 and 17,239,096 shares issued and outstanding, respectively.

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

Exchangeable Shares

In connection with the Acquisition, ExchangeCo issued Exchangeable Shares that are exchangeable into the Company’s common stock and include economic rights that are substantially similar to the Company’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee). Prior to the receipt of stockholder approval, certain rights associated with the Exchangeable Shares were subject to exercise contingencies, including (i) the ability to exchange into more than 19.99% of the Company’s outstanding common stock (the “NASDAQ 19.99% limitation”) and (ii) the receipt of special voting rights. In addition, the Exchange Ratio was subject to adjustment from 1.00 to 1.25 shares of the Company’s common stock for each Exchangeable Share if stockholder approval was not obtained within six months of issuance. These features, taken together, precluded equity classification under ASC 815-40 and resulted in the Exchangeable Shares being initially classified as a derivative liability under ASC 815 and measured at fair value.

For additional information regarding the Exchangeable Shares issued in connection with the Acquisition, see Note 11, Business Acquisition. For related fair value measurement disclosures, including the applicable fair value hierarchy classification, see Note 12, Fair Value Measurements. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities.

The Exchangeable Shares were initially recognized as a derivative liability at fair value, measured at $105.5 million as of the acquisition date. They were remeasured at fair value through earnings each reporting period for as long as the exercise contingencies—including the NASDAQ 19.99% limitation and the requirement for shareholder approval—remained unresolved. On November 4, 2025 the Company received shareholder approval. As a result, the conversion cap was removed, and Streamex Exchange shareholders may now convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity.

During the year ended December 31, 2025, certain investors converted exchangeable shares into 1,078,108 shares of common stock. As of December 31, 2025, the Company had 107,991,931 Exchangeable Shares outstanding that are convertible into the same number of the Company’s common stock.

Sale of common stock.

On January 12, 2024, the Company entered into a securities purchase agreement with certain accredited and institutional investors, pursuant to which the Company sold to the investors an aggregate of 260,720 shares of the Company’s common stock and warrants to purchase up to 130,363 shares of common stock, at a purchase price of $3.989 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $3.364 per share, will become exercisable six months after the date of issuance and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were $1.0 million.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the investors an aggregate of 783,406 shares of the Company’s common stock and warrants to purchase up to 391,703 shares of common stock, at a purchase price of $1.4605 per share and a warrant to purchase one-half of a share. The warrants have an exercise price of $1.398 per share, will become exercisable six months after the date of issuance, and will expire five and one-half years following the date of issuance. The gross proceeds from this offering were approximately $1.1 million, including $635 in cash and $509 representing conversion of the principal balance of and accrued interest on the previously issued related party note payable. The note was not convertible by its terms, but the holder has agreed to convert it into shares of common stock and warrants under the Purchase Agreement.

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

On March 5, 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the Investors an aggregate of 758,514 shares Common Stock at a purchase price of $1.07974 per share, and warrants to purchase up to 758,514 shares of Common Stock at an exercise price of $0.95474 per share, that will become exercisable six months after the date of issuance and will expire three and one-half years following the date of issuance, in exchange for aggregate consideration of $0.8 million

On August 13, 2025, the Company entered into an underwriting agreement Clear Street LLC and Needham & Company, LLC as underwriters, pursuant to which the Company sold an aggregate of 3,852,149 shares of its common stock at a public offering price of $3.90 per share. The offering closed on August 15, 2025, resulting in gross proceeds of approximately $15.0 million. The Company incurred transaction costs of approximately $1.45 million, including underwriting discounts, commissions, and other offering expenses, resulting in net proceeds of approximately $13.6 million.

Finder’s Fee

As part of the Streamex Exchange acquisition, in December 2025 the Company issued an aggregate of 824,052 shares of common stock to two third-party advisors as finder’s fees, with a total fair value of approximately $4.82 million, which was included in stock-based compensation expense for 2025.

Common Stock Issued for Services

During the year ended December 31, 2025, the Company issued an aggregate of 3,538,762 shares of its common stock to two third-party consultants in exchange for services to be provided over a one-year contractual term. The aggregate grant-date fair value of the common stock issued was approximately $15.9 million.

Of this amount, approximately $869 was recognized as stock-based compensation expense during the year ended December 31, 2025, with the remaining unamortized balance recorded in prepaid expenses and other assets and amortized to stock-based compensation expense over the remaining service period.

ATM Sales Agreement 2024

On December 18, 2024, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with H.C. Wainwright & Co., LLC, as sales agent or principal (the “Agent”), pursuant to which the Company may offer and sell, from time to time in transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), the Company’s common stock, par value $0.001 per share (“common stock”), through or to the Agent (the “ATM Offering”). The Sales Agreement, among other things, provides for the issuance and sale of up to an aggregate of $8.5 million of shares of the Company’s common stock.

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

During the year ended December 31, 2025, the Company sold an aggregate of 4,403,166 shares through the Company’s at the market offering agreement for gross proceeds of $4.0 million, or $3.9 million net of fees of $137.

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

As consideration for the Investor’s irrevocable commitment (subject to the conditions set forth in the Subscription Agreement) to purchase the Company’s Common Stock up to the Commitment Amount, the Company issued 108,542 shares of Common Stock (the “Commitment Shares”) to the Investor with a grant date fair value of $100. The Company had previously advanced to the Investor $10 to cover certain expenses related to the Subscription Agreement.

The Investor’s obligation to purchase the Company’s shares of Common Stock pursuant to the Subscription Agreement is subject to a number of conditions, including that the Company file a registration statement on Form S-1 or Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”), registering the issuance and sale of the Commitment Shares and the Advance Shares to be issued and sold pursuant to an Advance under the Securities Act of 1933, as amended (the “Securities Act”), and that the Registration Statement be declared effective by the SEC. The Company has not filed a registration statement on a Form S-1 or Form S-3 as of December 31, 2025.

NOTE 8 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

Streamex Corp.

2023 Long-Term Incentive Plan

Stockholders approved the Third Amendment to the Company’s 2023 Long-Term Incentive Plan on September 5, 2025, increasing the total number of shares authorized for issuance under the plan by 10,359,211 shares, from 4,376,595 shares to 14,735,806 shares.

Stockholders approved the Fourth Amendment to the Company’s 2023 Long-Term Incentive Plan on December 30, 2025, increasing the total number of shares authorized for issuance under the plan by 22,494,324 shares, from 14,735,806 shares to 37,230,130 shares.

As of December 31, 2025, there were 26,247,506 shares available under the 2023 Long-Term Incentive Plan.

Options

Option valuation models require the input of assumptions. The fair value of stock-based payment awards was estimated using the Black-Scholes option model with a volatility figure derived from historical stock prices of the Company. The Company estimates the expected life of stock options granted to non-employees based on the contractual term of the options.

For employees, the Company accounts for the expected life of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in the accounting standards codification. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The following table presents information related to stock options as of December 31, 2025:

Options Outstanding			Options Exercisable
		Weighted Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$ Under 9.99	2,715,000	8.7	2,715,000
10.00-19.99	15,000	7.4	15,000
20.00-49.99	3,000	3.2	3,000
50.00-69.99	3,000	4.0	3,000
	2,736,000	8.7	2,736,000

A summary of the stock option activity and related information for the Plan for the years ended December 31, 2025 and 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	603,229	$25.67	6.7	$-
Issued	2,400,000	$0.45		$-
Forfeited/expired	(488,029)	$28.97
Outstanding as of December 31, 2024	2,515,200	$0.96	9.6	$2,501,040
Issued	250,000	$0.84	9.3	$-
Forfeited/expired	(29,200)	$17.34	-
Outstanding at December 31, 2025	2,736,000	$0.78	8.7	$6,744,540
Exercisable at December 31, 2025	2,736,000	$0.78	8.7	$6,744,540

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of the Company of $3.03 as of December 31, 2025, which would have been received by the option holders had those option holders exercised their options as of that date.

During the year ended December 31, 2024, the Company granted an aggregate of 2,400,000 options to purchase the Company’s common stock at a weighted average exercise price of $0.45 per share for a term of ten years, with vesting for three years from the date of grant.

During the year ended December 31, 2025, the Company granted an aggregate of 250,000 options to purchase the Company’s common stock at a weighted average exercise price of $0.84 per share for a term of ten years, with vesting for three years from the date of grant.

Stock based compensation expense related to stock options recognized during the years ended December 31, 2025 and 2024, was $1.1 million and $700, respectively, which is presented within General and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2025, there was no unrecognized compensation expense related to stock options.

On May 23, 2025, in connection with the Company’s acquisition of Streamex Exchange, the Company entered into an amendment to the Executive Employment Agreement with the Company’s former Chief Executive Officer and Chairman of the Board. Pursuant to the amendment, all previously granted equity awards to the former Chief Executive Officer and Chairman of the Board including vested and unvested stock options were accelerated and deemed fully vested and nonforfeitable as of May 28, 2025. In addition, the post-resignation exercise period for all vested options was extended to the later of the original expiration date or 36 months following the transaction closing.

As a result of this modification, the Company recognized incremental stock-based compensation expense of $451 during the year ended December 31, 2025, which is included in the total stock based compensation expense disclosed above. No unrecognized compensation expense remains related to the former Chief Executive Officer’s equity awards as of December 31, 2025.

During the year ended December 31, 2025, the Company granted options to purchase shares of its common stock, which were valued using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the options granted during the years ended December 31, 2025, and 2024:

Assumption	2025	2024
Weighted average grant date fair value	$0.80	$0.40
Expected volatility	122.43%	135.60%
Risk-free interest rate	4.32%	3.50%
Expected dividend yield	0.00%	0.00%
Expected Term (in years)	10.0	5.5

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of Streamex Corp. as of December 31, 2025:

Exercise Price	Number of Warrants	Expiration Date
$0.3000	11,982	Nov-29
0.9547	665,900	Sep-28
3.3640	117,828	Jul-29
4.0660	25,000	Nov-32
4.4550	107,483	Jun-28
4.6626	5,580	Apr-29
4.9252	49,550	Mar-29
4.9290	71,593	Mar-29
5.1358	99,243	Jul-28
7.1810	83,270	Jul-28
7.5020	9,846	Jul-28
7.9630	21,369	Aug-28
9.0000	21,709	Jun-27
9.5960	84,390	Jan-29
10.0992	19,118	Aug-28
10.2600	51,705	Sep-28
10.4678	84,296	Sep-28
11.3000	40,417	Oct-28
13.2800	96,198	Nov-28
48.0000	12,500	Jul-26
61.6000	56,892	Nov-27
	1,735,869

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

During the year ended December 31, 2025, the Company issued warrants to purchase an aggregate of 758,514 shares of its common stock to investors at an exercise price of $0.9547 per share.

During the year ended December 31, 2025, the Company issued 1,644,743 shares of its common stock upon cashless exercise of 2,357,377 warrants to purchase shares of common stock, pursuant to the formula set forth in such warrants.

Fundamental Transaction cash settlement and repurchase of warrants

Certain of the Company’s outstanding common stock purchase warrants contain provisions that, upon the occurrence of a board-approved “Fundamental Transaction” (as defined in the applicable warrant agreements), provide the holder with the right to require the Company (or a successor entity) to repurchase the warrant for cash equal to its Black-Scholes value.

Upon the occurrence of such Fundamental Transaction and the cash-settlement feature becoming operative, the affected warrants no longer meet the criteria for equity classification under ASC 815-40 and are reclassified to liability-classified derivative instruments and measured at fair value, with subsequent changes in fair value recognized in earnings through settlement.

In connection with the Streamex Exchange transaction, which constituted a Fundamental Transaction, all holders of the affected warrants that remained outstanding at the time of the Fundamental Transaction elected cash settlement, and the Company repurchased an aggregate of 678,778 warrants for approximately $8.0 million in cash during the fourth quarter of 2025. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities.

A summary of the warrant activity for the years ended December 31, 2025 and 2024 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	2,748,371	$7.40	3.7	$1,717
Issued	2,202,697	$2.00	5.0	-
Exercised	(51,352)	$0.30	-	-
Outstanding as of December 31, 2024	4,899,716	$4.88	3.5	$405
Issued	758,514	$0.95	3.0	-
Forfeited/expired	(886,206)	$41.32	-	-
Repurchased for cash (Fundamental Transaction election)	(678,778)	$2.07	-	-
Exercised	(2,357,377)	$2.41	-	-
Outstanding at December 31, 2025	1,735,869	$6.94	2.8	$1,415
Vested and expected to vest at December 31, 2025	1,735,869	$6.94	2.8	$1,415
Exercisable at December 31, 2025	1,735,869	$6.94	2.8	$1,415

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $3.03 as of December 31, 2025, which would have been received by the warrant holders had those warrants holders exercised their warrants as of that date.

Restricted Stock Units and Restricted Stock Awards

Restricted stock units (“RSUs”) represent the right to receive shares of the Company’s common stock in the future and do not represent issued and outstanding shares of common stock until they vest and are settled. The Company measures the grant-date fair value of RSU awards based on the closing price of the Company’s common stock on the grant date and recognizes stock-based compensation expense over the requisite service period.

Restricted stock awards (“RSAs”) are awards of shares of the Company’s common stock that are issued on the grant date and are generally subject to transfer restrictions and, in certain cases, vesting restrictions and forfeiture provisions. The Company recognizes stock-based compensation expense for RSAs over the requisite service period when the awards are subject to continued service-based vesting. RSAs that are fully vested on the grant date are recognized as stock-based compensation expense on the grant date. RSA activity is reflected in the table below within “Granted” and, for awards that vest immediately, within “Vested and issued” in the same period.

The following table summarizes the restricted stock activity for the years ended December 31, 2025 and 2024:

Restricted shares issued as of January 1, 2024	163,250
Granted	4,605,000
Vested and issued	(3,075,659)
Forfeited	(306,752)
Restricted shares issued as of December 31, 2024	1,385,839
Granted	19,373,980
Vested and issued	(18,658,156)
Forfeited	(64,163)
Restricted shares issued as of December 31, 2025	2,037,500
Comprised of:
Vested restricted shares as of December 31, 2025	-
Unvested restricted shares as of December 31, 2025	2,037,500

During the year ended December 31, 2025, the Company granted an aggregate of 2,450,000 RSUs and 16,923,980 RSAs for shares of its commons stock to various third-party consultants and employees with an aggregate grant-date fair value of approximately $56.0 million. These RSUs and RSAs were granted at fair value on the grant date and the following grants issued during the year ended December 31, 2025 are included in the $52.0 million.

On May 29, 2025, the Company’s Chief Investment Officer was granted 1,000,000 RSUs, which 611,111 vest on April 29, 2026, 55,557 vest on May 29, 2026, 166,667 vest on August 29, 2026 and 166,665 vest on November 29, 2026, subject to his continued service with a grant-date fair value of approximately $5.1 million.

On October 1, 2025 four third-party consultants were granted an aggregate of 1,250,00 RSUs, which 312,500 vested and issued immediately and the remaining 937,500 vest in twelve equal quarterly installments with an aggregate grant-date fair value of approximately $7 million.

On October 6, 2025 a third-party consultant was granted 200,000 RSUs, which 100,000 vested and issued immediately and the remaining 100,000 vest on January 6, 2026 with a grant-date fair value of approximately $1.3 million.

During the year ended December 31, 2024, the Company granted an aggregate of 4,605,000 RSUs for shares of its commons stock to various third-party consultants and employees with an aggregate grant-date fair value of approximately $5.3 million.

On March 1, 2024, the Company granted 500,000 RSUs for shares of its common stock to a consultant, vesting in substantially equal monthly installments over one year for services rendered.

On April 1, 2024, the Company granted 200,000 RSUs for shares of its common stock to employees, vesting in substantially equal monthly installments over one year for services rendered.

On May 1, 2024, the Company granted 50,000 RSUs for shares of its common stock to an employee vesting in substantially equal monthly installments over one year.

On September 11, 2024, the company granted 275,000 shares of RSUs, with a grant date fair value of $123,173, and granted an additional 1,275,000 shares of common stock that vest biannually over the term of 3 years with a grant date fair value of $571,073 to the Company’s former Chief Executive Officer and Chairman of the Board. On May 23, 2025 in connection with the former Chief Executive Officer and Chairman of the Board’s resignation pursuant to the terms of the Purchase Agreement dated May 23, 2025, and the First Amendment to his Executive Employment Agreement all his unvested RSUs were accelerated and deemed fully vested and nonforfeitable.

During the year ended December 31, 2025, the Company issued an aggregate of 1,135,000 RSUs for shares of its common stock for the settlement of accounts payable at a fair value of $682.

Stock based compensation expense related to RSU grants was $50.3 million and $4.6 million for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the stock-based compensation relating to RSUs of $9.0 million remains unamortized and a remaining weighted average life of 1.98 years.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

Warrants (ViralClear)

A summary of the warrant activity for year ended December 31, 2025 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual
	Shares	Exercise Price	Term
Outstanding at January 1, 2024	480,347	$5.07	3.9
Forfeited/expired	-
Outstanding at December 31, 2024	480,347	$5.07	2.9
Forfeited/expired	(6,575)	$10.00
Outstanding at December 31, 2025	473,772	$5.00	1.9
Exercisable at December 31, 2025	473,772	$5.00	1.9

The following table presents information related to warrants (ViralClear) at December 31, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the years ended December 31, 2025 and 2024:

Restricted shares issued as of January 1, 2024	1,078,679
Forfeited	(400,000)
Restricted shares outstanding at December 31, 2024	678,679
Forfeited	-
Total restricted shares outstanding at December 31, 2025	678,679

Comprised of:
Vested restricted shares as of December 31, 2025	678,679
Unvested restricted shares as of December 31, 2025	-
Total	678,679

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at December 31, 2025:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

NOTE 9 – NON-CONTROLLING INTEREST

As of December 31, 2025 and 2024, the Company had a majority interest in ViralClear of 69.74% and 69.08%, respectively. As of December 31, 2025 and 2024, the Company had a majority interest in of BioSig AI of 84.5% for both years.

A reconciliation of ViralClear Pharmaceuticals, Inc. and BioSig AI Sciences, Inc. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the year ended December 31, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income	$-	$95	$95
Average Non-Controlling interest percentage of losses	30%	16%	16%
Net income attributable to non-controlling interest	$-	$15	$15

Net loss attributable to the non-controlling interest for the year ended December 31, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Net income (loss)	$(41)	$24	$(17)
Average Non-Controlling interest percentage of profit/losses	32%	16%	52%
Net income (loss) attributable to non-controlling interest	$(13)	$4	$(9)

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2025 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Balance, January 1, 2025	$(171)	$188	$17
Net income attributable to non-controlling interest	-	15	15
Balance, December 31, 2025	$(171)	$203	$32

The following table summarizes the changes in non-controlling interest for the year ended December 31, 2024 (000’s):

	ViralClear	BioSig AI
	Pharmaceuticals, Inc.	Sciences, Inc.	Total
	(000’s)	(000’s)	(000’s)
Balance, January 1, 2024	$(158)	$184	$26
Net income (loss) attributable to non-controlling interest	(13)	4	(9)
Balance, December 31, 2024	$(171)	$188	$17

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2025, there was no activity under this arrangement, and no amounts have been recognized in the Company’s financial statements.

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

Litigation

We may be subject at times to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

In November 2025, a former advisor filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its wholly owned subsidiary Streamex Exchange, and certain current officers and directors. The claim alleges, among other things, breach of contract, unjust enrichment, and civil conspiracy in connection with alleged agreements relating to equity interests in Streamex Exchange prior to the Company’s acquisition of that entity. The plaintiff seeks, among other relief, specific performance, equitable compensation, and damages.

The Company disputes the claims and intends to defend the matter vigorously. As of December 31, 2025, no liability has been recorded in the consolidated financial statements related to this matter, as management, after consultation with legal counsel, believes that a loss is not probable. The Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter at this time. The matter is in a preliminary stage and, as a result, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter at this time.

NOTE 11 – BUSINESS ACQUISITION

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

Under the terms of the Agreement, ExchangeCo acquired all of the issued and outstanding shares of Streamex Exchange (the “Purchased Shares”) in exchange for 109,070,039 Exchangeable Shares of ExchangeCo, issued at a ratio of 2.046862 Exchangeable Shares per Purchased Share. The Exchangeable Shares are exchangeable on a one-for-one basis for shares of the Company’s common stock, subject to certain adjustments and conditions described below.

The purpose of the Acquisition is to enhance shareholder value by combining with a privately held operating company and positioning the combined entity for future growth with expansion into digital commodity trading and blockchain-based financial technologies. The acquisition was undertaken to expand the Company’s technology platform into digital commodity trading and blockchain-based financial infrastructure and to obtain the assembled workforce, intellectual property, and regulatory capabilities of Streamex Exchange.

In connection with the transaction, the Company evaluated the accounting under ASC 805, Business Combinations, and ASC 810, Consolidation. The Company concluded the acquired set met the definition of a business. In making this determination, the Company considered the concentration test in ASC 805 and determined that substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. The Company also evaluated whether the acquiree is a variable interest entity (“VIE”) and concluded Streamex is a VIE because, among other factors, it lacked sufficient equity at risk to finance its activities without additional subordinated financial support and the equity holders, as a group, did not have substantive power to direct the activities that most significantly impact economic performance at the acquisition date.

The Company concluded it is the primary beneficiary because it has both (i) the power to direct the activities that most significantly impact Streamex’s economic performance through governance rights in place at closing and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, the transaction is accounted for as a business combination with the Company as the accounting acquirer, and Streamex has been consolidated in the Company’s financial statements from the acquisition date.

Shareholder Approval and Contingent Features

Initially, the Exchangeable Shares were not exchangeable into more than 19.99% of the Company’s outstanding common stock on a pre-transaction basis, in accordance with Nasdaq listing rules. Following the closing, the Company intended to seek stockholder approval to the following:

A)	Approve the issuance of our shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Agreement.
B)	Approve the issuance of shares of our common stock underlying the Convertible Debentures to Yorkville.
C)	Approve the increase in the total number of shares of our common stock authorized for issuance under our 2023 Long-Term Incentive Plan by 10,359,211 shares to a total of 14,735,806 shares.
D)	Approve the potential issuance of 19.99% or more of our issued and outstanding common stock pursuant to the Standby Equity Purchase Agreement (“SEPA”) with Yorkville.
E)	Approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 200,000,000 to 500,000,000.
F)	Approve of an amendment to our Amended and Restated Certificate of Incorporation to classify our board of directors into three staggered classes.

At the special meeting of stockholders held on September 5, 2025, Proposals B—F were approved. Proposal A was adjourned to November 4, 2025.

Upon stockholder approval of Proposal A, and subject to the terms of the Exchange Rights Agreement, the holders of Exchangeable Shares would be entitled to exchange such shares for an aggregate of 109,070,039 shares of the Company’s common stock representing up to 75% of the Company’s fully diluted common stock as of the Agreement date.

Consideration Transferred

The preliminary fair value of the consideration transferred was $105.5 million, consisting entirely of Exchangeable Shares issued by ExchangeCo. Due to the lack of an active market for the Exchangeable Shares and the contingent nature of their conversion, a fundamentals-based valuation approach was used to estimate the fair value of the consideration. The contingent consideration related to the potential adjustment of the Exchange Ratio from 1.0 to 1.25—triggered if shareholder approval is not obtained within six months following the closing date—is not included in the preliminary purchase consideration as of May 28, 2025. See Note 7, Stockholder Equity and Note 12, Fair Value Measurements. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities.

On November 4, 2025 the Company received shareholder approval for the issuance of our shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Agreement. As a result, the conversion cap was removed, and Streamex Exchange shareholders may now convert all their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity. As a result of the reclassification, the Exchangeable Shares are classified as permanent equity as of December 31, 2025 and are presented within stockholders’ equity in the Consolidated Balance Sheet. No derivative liability related to the Exchangeable Shares remained outstanding at December 31, 2025. Although the Exchangeable Shares were reclassified to permanent equity upon stockholder approval on November 4, 2025, the consideration transferred for purposes of the acquisition date purchase price allocation reflects the fair value of the Exchangeable Shares as of May 28, 2025.

In connection with the acquisition of Streamex Exchange, the Company incurred total acquisition-related costs of $5.9 million during the year ended December 31, 2025. These costs primarily consisted of legal, accounting, and consulting fees directly attributable to the transaction. Included in this amount was the issuance of 200,000 shares of the Company’s common stock to a third-party consultant, valued at $1.0 million based on the grant-date fair value and the expected issuance of 824,052 shares of the Company’s common stock to third party consultants in connection with a finders fee, valued at $4.8 million. These costs were expensed as incurred and are reflected in general and administrative expenses in the Consolidated Statements of Operations.

Purchase Price Allocation

The Company has applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. As the Company finalizes the estimation of the fair value of the assets acquired and liabilities assumed, additional adjustments may be recorded during the measurement period (a period not to exceed 12 months from the acquisition date). The purchase price allocation is preliminary primarily because the Company has not yet finalized the valuation of certain identifiable intangible assets and the related deferred income tax effects, which could result in changes to the amounts assigned to intangible assets, deferred tax liabilities, and goodwill during the measurement period.

The Company recorded all tangible and identifiable intangible assets acquired and liabilities assumed at their preliminary estimated fair values as of the acquisition date. The preliminary allocation is as follows:

Preliminary Amount Recognized as of the Acquisition Date (In Thousands)
Assets acquired
Cash	$366
Due from related party	11
Sales tax receivable	14
Prepaid expenses and other assets	22
Trade name	5,100
Developed technology	40,000
Legal and compliance framework	2,400
Goodwill	70,435
Total assets acquired	$118,348
Liabilities assumed
Accounts payable and accrued expenses	$(262)
Deferred tax liability	(12,588)
Total liabilities assumed	$(12,850)
Net assets acquired	105,498

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

Goodwill

Goodwill of $70.4 million represents the excess of the purchase consideration over the fair value of net assets acquired and was recognized in connection with the acquisition. None of the goodwill is expected to be deductible for tax purposes. The goodwill is assigned to the consolidated reporting unit, as the Company operates as a single segment. The goodwill primarily represents expected synergies, assembled workforce, and future growth potential. No goodwill arose from step acquisitions or noncontrolling interests.

Measurement Period

As of December 31, 2025, the purchase price allocation for the acquisition of Streamex Exchange remains preliminary.

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

As of December 31, 2025, the purchase price allocation remains preliminary. The Company is continuing to assess the fair values of certain identifiable intangible assets.

Pro-Forma Financial Information

The following unaudited pro forma financial information has been prepared for the years ended December 31, 2025 and 2024, and is based on the historical consolidated financial statements of the Company and Streamex, adjusted to give effect to the acquisition and related pro forma adjustments. Streamex’s results of operations have been included in the Company’s consolidated financial statements from the acquisition date of May 28, 2025.

The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized had the acquisition occurred on January 1, 2024, nor is it indicative of the future results of operations of the combined company.

The unaudited pro forma financial information does not give effect to the potential impact of future economic conditions, regulatory matters, or any anticipated synergies, operating efficiencies, or cost savings that may result from the acquisition. In addition, the unaudited pro forma financial information does not include any integration costs or remaining transaction costs that the Company may incur in connection with the acquisition.

The unaudited pro forma financial information includes adjustments for, among other items:

●	the preliminary purchase price allocation and recognition of acquired assets and assumed liabilities;

●	recognition of goodwill;

●	recognition and amortization of acquired intangible assets;

●	deferred tax effects related to the acquisition;

●	elimination of intercompany balances and transactions; and

●	foreign currency translation adjustments in accordance with ASC 830, Foreign Currency Matters.

The purchase price allocation remains preliminary and is subject to change during the measurement period as additional information becomes available. Any such changes could have a material impact on the unaudited pro forma financial information.

All amounts presented are in U.S. dollars. The pro forma consolidated results of revenue and net loss, assuming the acquisition had occurred on January 1, 2025 and assuming the acquisitions had occurred on April 1, 2024, the date of inception of Streamex Exchange, is as follows:

	For the years ended December 31, 2025	For the years ended December 31, 2024
Revenue	$200	$40
Net loss	(464,888)	(21,059)

Material Nonrecurring Pro Forma Adjustments

The unaudited pro forma results for the year ended December 31, 2025, include material nonrecurring adjustments of $2.3 million related to the amortization of intangible assets acquired in connection with the Streamex Exchange acquisition, and $608 related to income tax benefit recognized from the deferred tax liability acquired in connection with the Streamex Exchange acquisition.

The unaudited pro forma results for the year ended December 31, 2024, include material nonrecurring adjustments of $4.4 million related to the amortization of intangible assets acquired in connection with the Streamex Exchange acquisition, $1.2 million related to income tax benefit recognized from the deferred tax liability acquired in connection with the Streamex Exchange acquisition, $4.8 million related to the finders fees incurred and earned upon closing of the transaction, $400 of severance expense related to the resignation of the Company’s former CEO following the acquisition, and $1.0 million related to the issuance of 200,000 shares of the Company’s common stock to a consultant in lieu of cash compensation in connection with the acquisition. The finder’s fee amount was revised during the fourth quarter of 2025, as one of the originally identified finders was ultimately determined to be ineligible to receive equity consideration. The revised finder’s fee amount is reflected in the audited consolidated financial statements for 2025.

These nonrecurring adjustments are included only to the extent required for pro forma presentation and are not expected to have a continuing impact on the results of operations of the combined company beyond the periods presented.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

Nonrecurring Level 3 Fair Value Measurements

Assets that are measured at fair value and classified as level 3 on a nonrecurring basis are as follows (in thousands):

Description	May 28, 2025
Trade name	$5,100
Developed technology	$40,000
Legal and compliance framework	$2,400
Goodwill	$70,435

All such assets were measured at fair value at the acquisition date in connection with the acquisition of Streamex Exchange.

The significant unobservable inputs used in our level 3 fair value measurements during the year ended December 31, 2025 are as follows:

Areas	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Trade name	Relief-from-Royalty Method	Royality Rate	1%
		Revenue Growth Rate	53% average through FY2030, 3% thereafter
		Discount rate	40%
		Income tax rate	26%
		Tax amortization period	20 yrs
Developed technology	Multi-Period Excess Earnings Method (MPEEM)	Royalty rate	1%
		Revenue Growth Rates	53% average through FY2030, 3% thereafter
		Expense Growth Rates	16% - 26%
		Contributory Assets’ Charge	17.1% - 193.6%
		Obsolescence Curve	Sigmoid curve over 8-year life
		Distributor EBIT margin for customer relationships	9%
		Discount rate	40%
		Income tax rate	26%
		Tax amortization period	20 yrs
Legal and compliance framework	Cost Approach	Replacement cost growth rate	3%
		Cap Ex Rates	1%
		Contributory Assets Rates	40%
		After tax rate of return	40%
		Useful life	7 yrs

Exchangeable Shares – Derivative Liability (Level 3) and Reclassification to Equity

In connection with the acquisition of Streamex Exchange on May 28, 2025, Streamex Corp. issued 109,070,039 Exchangeable Shares through its wholly-owned subsidiary, ExchangeCo, as purchase consideration. The Exchangeable Shares are convertible into the Company’s common stock on a 1:1 basis, subject to a 1.25:1 adjustment if shareholder approval was not obtained within six months. As of the acquisition date, the Exchangeable Shares were not exchangeable into more than 19.9% of the Company’s outstanding common stock, pending shareholder approval, and therefore were classified as a derivative liability and measured at fair value.

At initial recognition, the Company estimated the fair value of the Exchangeable Shares derivative liability using a discounted cash flow method and a market capitalization reconciliation, which incorporated significant unobservable inputs including: a discount rate of 40.0%, terminal growth rate of 3.0%, capitalization rate of 37.0%, revenue growth rate of 53% average annual growth through FY2030 (3% thereafter), expense rate of approximately 16% to 26% of tokenization revenue, capital expenditure rate of 1% of revenue, and income tax rate of 26%. The resulting fair value conclusion was $105.5 million.

On November 4, 2025, the Company obtained shareholder approval, which removed the conversion cap and allowed holders to exchange the Exchangeable Shares into the Company’s common stock in accordance with the exchange rights. Upon satisfaction of the shareholder approval condition and removal of the NASDAQ 19.99% limitation, the Exchangeable Shares no longer contained an exercise contingency that precluded equity classification. Accordingly, on November 4, 2025, the Company reclassified the derivative liability associated with the Exchangeable Shares to permanent equity. After reclassification, the Exchangeable Shares are no longer remeasured at fair value through earnings. Upon shareholder approval on November 4, 2025, observable market information became available, and the Company’s valuation approach incorporated Level 1 inputs based on the Company’s publicly traded share price as of that date. Refer to Note 7, Stockholder Equity, Note 11, Business Acquisition, and Note 12, Fair Value Measurements for more information. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities.

The Company recognized a non-cash loss of approximately $389.7 million during the year ended December 31, 2025 related to changes in the fair value of warrant derivative liabilities prior to their reclassification to equity on November 4, 2025.

Rollforward of Exchangeable Shares Derivative Liability (Level 3) (in thousands):

Amount
Initial recognition (May 28, 2025)	$105,498
Change in fair value through reclassification	389,680
Reclassification to permanent equity	(498,178)
Balance as of December 31, 2025	$-

Derivative Liabilities – Recurring Fair Value Measurements (Embedded Conversion Options)

The embedded conversion options associated with the Company’s secured convertible debentures were bifurcated and accounted for as derivative liabilities under ASC 815. The derivative liabilities were measured at fair value upon issuance of each debenture tranche (November 4, 2025 and December 17, 2025) and subsequently remeasured at fair value on a recurring basis. See Note 15.

The Company estimated the fair value of the embedded conversion options using a Monte Carlo simulation model within a “with-and-without” framework, which isolates the value of the holder’s conversion option by comparing the fair value of the debentures with and without the embedded conversion feature. The Monte Carlo model was designed to capture the path-dependent and non-linear features of the conversion option, including variable conversion pricing, contractual floor prices, amortization mechanics, optional prepayment features, and management’s expectations regarding conversion and repayment behavior. Because the valuation utilized significant unobservable inputs, the derivative liabilities were classified as Level 3 within the fair value hierarchy.

Significant unobservable inputs used in the Level 3 valuations were as follows:

Unobservable Inputs	11/4/2025 Issuance	12/17/2025 Issuance	12/31/2025 Remeasurement
Volatility	130.0%	125.0%	130.0%
Risk-free rate	3.6%	3.5%	3.5%
Credit spread	9.0%	8.9%	8.9%
Risky yield	12.6%	12.4%	12.3%
Implied calibration discount	24.4%	16.5%	N/A
Prepayment probability	N/A	N/A	70%

The December 31, 2025 valuation incorporated management’s assessment that optional prepayment was the most likely outcome and weighted prepayment and non-prepayment scenarios accordingly. Registration-dependent conversion scenarios were assigned a zero probability, as registration effectiveness was not expected.

The fair value of the derivative liabilities is most sensitive to changes in the Company’s stock price, expected volatility, and assumptions regarding the timing and likelihood of prepayment. An increase in expected volatility or stock price would generally increase the fair value of the derivative liability, while an increase in the probability of early prepayment would generally decrease the fair value. Due to the path-dependent nature of the valuation, quantitative sensitivity analyses are not presented.

Changes in the fair value of the derivative liabilities were recognized in earnings and included in “Other (income) expense” in the Consolidated Statements of Operations.

Rollforward of Level 3 Recurring Fair Value Measurements – Embedded Derivative Liabilities (in thousands):

Amount
Initial recognition (November 4 , 2025 and December 17, 2025)	$8,715
Change in fair value	(7,015)
Settlements	-
Balance as of December 31, 2025	$1,700

Investment in Empress Royalty Corp.

The Company’s investment in Empress Royalty Corp. is measured at fair value each reporting period based on quoted market prices in active markets. This represents a Level 1 measurement within the fair value hierarchy. The fair value is based on quoted prices on the TSX Venture Exchange (principal market), translated into U.S. dollars using the spot exchange rate at the measurement date.

For the period ended December 31, 2025, the Company recognized a loss of $0.7 million resulting from changes in the fair value of the Empress investment, which is included in “Other (income) expense” in the Consolidated Statements of Operations.

Recurring Fair Value Measurements

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

Description	Level	December 31, 2025	December 31, 2024
Embedded derivative liabilities – Yorkville Debentures	3	$1,700	-
Investment in Empress Royalty Corp.	1	$9,706	-

NOTE 13 – MARKETABLE SECURITIES

Empress Royalty Corp.

On December 9, 2025, the Company entered into a share purchase agreement with Terra Capital Natural Resources Fund Pty Ltd to acquire 12,671,297 common shares of Empress Royalty Corp. (“Empress”), representing approximately 9.9% of Empress’s outstanding common shares. Empress is listed on the TSX Venture Exchange and OTCQX.

As consideration, the Company issued 2,443,750 restricted shares of its common stock on December 12, 2025, the date ownership transferred. The investment was initially recognized at $10.5 million , based on the fair value of 2,443,750 Streamex shares issued at $4.31 per share on December 12, 2025. The Company does not have significant influence over Empress.

As of December 31, 2025, the carrying amount (fair value) of the Empress investment was $9.7 million and the Company recognized an unrealized loss of approximately $0.7 million for the period ended December 31, 2025. The Empress investment is classified as Level 1 within the ASC 820 fair value hierarchy because it is based on quoted prices in active markets.

NOTE 14 – OTHER ASSET HELD FOR SALE

As of December 31, 2025, the Company held LBMA Good Delivery gold bullion (the “Gold”) on an allocated, physically segregated basis in secure vaults operated by Brink’s Global Services USA, Inc. (“Brink’s”) and maintained the Gold in a securities account with Gold Bullion International, LLC (“GBI”). The aggregate carrying value of the Gold was approximately $24.5 million, of which approximately $23.5 million was restricted and approximately $1.0 million was unrestricted.

The restricted portion of the Gold and related account rights were pledged as collateral under the Company’s secured financing arrangements, including the Secured Convertible Debenture Purchase Agreement dated July 7, 2025 and the Guaranty and Security Agreement dated November 4, 2025.

Pursuant to the Securities Account Control Agreement dated November 4, 2025, GBI is required to comply with entitlement orders issued by YA II PN, LTD., acting as collateral agent (the “Collateral Agent”), and GBI will not follow Company instructions unless accompanied by the Collateral Agent’s express written consent. Upon receipt of a notice of sole control following an event of default, GBI would terminate the Company’s access to the securities account and take instructions solely from the Collateral Agent as the entitlement holder with respect to the account and property therein

Pursuant to the Brink’s Bailee Agreement dated November 4, 2025, Brink’s acts solely as bailee of the Gold, acknowledges no property interest in the Gold, and any statutory or possessory liens are subordinated to the Collateral Agent’s first-priority security interest. Brink’s maximum liability amount under its arrangements with GBI is $125 million.

No entitlement orders or notices of sole control were issued during the year ended December 31, 2025.

On December 29, 2025, management committed to a plan to sell the Gold in connection with the Company’s plan to resolve and repay its secured convertible debentures. The Company determined that all criteria for classification as held for sale under ASC 360-10-45-9 were met as of December 29, 2025. Accordingly, as of December 31, 2025, the Gold was classified as held for sale and measured at the lower of its carrying amount or fair value less cost to sell. Because fair value less cost to sell exceeded the carrying amount, no write-down was recorded prior to sale.

As of December 31, 2025, the Company considered whether events or changes in circumstances, including changes in gold market prices, indicated potential impairment of its long-lived assets, including the Gold. Management determined that these factors did not indicate that the carrying amount of the Gold was not recoverable, and accordingly, no impairment charges were recorded during the year ended December 31, 2025.

NOTE 15 – CONVERTIBLE DEBENTURES

On November 4, 2025 and December 17, 2025, the Company issued two tranches of senior secured convertible debentures to YA II PN, Ltd. (“Yorkville”) (collectively, the “Convertible Debentures”) with aggregate principal of $50.0 million (each tranche with principal of $25.0 million). The Convertible Debentures were issued as part of the Company’s capital-raising strategy to fund operations and growth initiatives.

Each debenture was issued at a purchase price of 96% of principal, bears interest at 4.0% per annum (increasing to 18.0% upon an event of default), and has a contractual maturity date that is 24 months from issuance (November 4, 2027 and December 17, 2027, respectively).

The Convertible Debentures are secured by first-priority liens on substantially all assets of the Company and are guaranteed by certain subsidiaries.

Prepayment and Amortization Provisions

The Company may, at its option, prepay the Convertible Debentures prior to maturity upon delivery of an irrevocable prepayment notice and payment of a 10% prepayment premium, accrued interest, and outstanding principal. During the prepayment notice period, Yorkville retains the right to convert all or a portion of the outstanding principal and accrued interest into shares of the Company’s common stock.

The Convertible Debentures also provide for monthly principal amortization payments upon the occurrence of specified “Amortization Events,” including a sustained decline in the Company’s stock price below the contractual floor price.

On December 29, 2025, the Company obtained a limited waiver from Yorkville that deferred the required monthly principal amortization payments that were contractually triggered by a floor price event. Under the waiver, the $5.0 million monthly principal payments (plus related interest and premiums) otherwise due in January 2026 were temporarily waived, with the obligation to pay these amounts (aggregating $10.0 million for January and February 2026) deferred until February 1, 2026. The waiver did not modify the total principal due under the Convertible Debentures but extended the initial amortization date, providing the Company additional time to pursue refinancing or repayment alternatives. Based on the limited waiver and uncertainty tied to the Company’s ability to ensure no further amortization events the note is reflected as current on our Consolidated Balance Sheets.

Conversion Features

Yorkville may convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lower of:

(i) a fixed price of $6.016 per share, subject to a one-time downward-only reset following registration effectiveness, and

(ii) 97% of the lowest daily volume-weighted average price (“VWAP”) during the three trading days immediately preceding conversion, subject to a $4.00 per share floor price, in each case subject to customary anti-dilution adjustments.

Conversions are also subject to a beneficial ownership limitation (generally 4.99%) and an exchange cap tied to Nasdaq rules, unless stockholder approval is obtained or the limitation is otherwise waived pursuant to the debenture terms.

If fully converted at the $4.00 floor price, the $50.0 million principal amount of the Convertible Debentures would be convertible into a maximum of 12,500,000 shares of the Company’s common stock, exclusive of any shares issuable for accrued interest or premiums. The Company did not register any shares for issuance under the Convertible Debentures and elected to utilize its optional cash settlement provisions in early 2026.

Use of Proceeds and Gold Collateral Funding

Pursuant to amendments to the debenture purchase agreement, the Company was required to allocate an aggregate of $25.1 million of proceeds from the two closings to purchase Allocated Vaulted Gold Bullion through designated controlled accounts, consisting of $12.6 million at the first closing and $12.5 million at the second closing. The gold holdings served as additional collateral under the financing arrangement.

Embedded Derivative Liability – Conversion Option

The Company determined that the holder’s optional conversion feature requires bifurcation as an embedded derivative under ASC 815, Derivatives and Hedge Accounting, because (i) the economic characteristics of the conversion feature are not clearly and closely related to the host debt instrument and (ii) the conversion feature does not qualify for equity classification due to its variable conversion pricing mechanics, including VWAP-based pricing, floor price provisions, and reset features.

Accordingly, the embedded conversion option is accounted for separately as a derivative liability measured at fair value, with changes in fair value recognized in earnings each reporting period. At issuance, the Company allocated proceeds between the host debt and the embedded derivative based on relative fair value, with the derivative recorded as a liability and a corresponding amount recorded as a debt discount on the host debenture.

As of December 31, 2025, the estimated fair value of the embedded derivative liabilities totaled approximately $1.7 million, consisting of approximately $1.1 million attributable to the November 4, 2025 tranche and approximately $0.6 million attributable to the December 17, 2025 tranche. See Note 12, Fair Value Measurements for additional information regarding the Company’s evaluation of the embedded derivative liability. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 17, Derivative Financial Instruments and Hedging Activities.

Fair Value Gain on Embedded Derivative

During the year ended December 31, 2025, the Company recognized a gain of approximately $7.0 million related to changes in the fair value of the embedded derivative liabilities associated with the Convertible Debentures. This gain is included in other income (expense) in the Consolidated Statements of Operations and comprehensive loss.

Debt Carrying Amount and Interest Expense

As of December 31, 2025, the carrying value of the Convertible Debentures, net of unamortized original issue discount, debt issuance costs, and bifurcation-related discounts, was approximately $38.0 million on a combined basis.

As of December 31, 2025, the Convertible Debentures had unamortized debt discounts (including original issue discounts, derivative discounts, and debt issuance costs) totaling approximately $12.0 million.

Interest expense recognized for the year ended December 31, 2025 includes stated coupon interest and amortization of debt discounts and issuance costs under the effective interest method. For the year ended December 31, 2025, the Company recognized total interest expense of approximately $1.6 million related to the Convertible Debentures, consisting of approximately $0.2 million of contractual interest and approximately $1.4 million of non-cash interest expense from the amortization of discounts and issuance costs.

The effective interest rate on the Convertible Debentures substantially exceeded the 4.0% stated coupon rate. As of December 31, 2025, based on management’s determination and intent to settle the Convertible Debentures in early 2026, the effective interest rates for the November 4, 2025 tranche and the December 17, 2025 tranche were approximately 393.7% and 228.9%, respectively, reflecting the accelerated amortization of unamortized discounts and issuance costs over a significantly shortened expected term. Had the Convertible Debentures been held to their contractual maturity dates, the effective interest rates would have been approximately 17.6% to 26.5%, still materially higher than the stated coupon due to the substantial original issue discount.

Outstanding Principal

As of December 31, 2025, the outstanding principal balance of the Convertible Debentures was $50.0 million, and no principal amounts had been converted into shares during the year.

Subsequent Conversion and Payoff

On January 22, 2026, the Company delivered an irrevocable optional prepayment notice with respect to the Convertible Debentures.

On February 6, 2026, Yorkville elected to convert $15.0 million of principal into shares of the Company’s common stock at a conversion price of $4.00 per share, resulting in the issuance of 3,750,000 shares. No accrued interest was converted.

Following the expiration of the conversion election period, the Company prepaid the remaining amounts outstanding under the Convertible Debentures for an aggregate cash payoff of approximately $38.9 million, consisting of $35.0 million of principal, $3.5 million of prepayment premium, and approximately $0.4 million of accrued interest. Upon payment in full, the Convertible Debentures were satisfied and terminated, and all related security interests and liens were released.

NOTE 16 – INCOME TAXES

At each reporting period, the Company considered all the positive and negative evidence related to the likelihood of realization of the deferred tax assets and determined, based on the weight of available evidence, it is more likely than not that some of the deferred tax assets will be realized. As of December 31, 2025 and 2024 the Company recorded $54.4 million and $47.0 million of deferred tax assets before valuation allowance, respectively, which was offset by $53.7 million and $47.0 million of valuation allowance, respectively. The Company has recorded net deferred tax liabilities of $11.4 million and $0 as of December 31, 2025 and 2024, respectively, which have all been determined to be sources of future taxable income. The increase of $6.7 million of the valuation allowance is based on cumulative negative operating results over the prior three-year period and expectations about generating U.S. taxable income in the future. The remaining valuation allowance relates primarily to anticipated expirations of U.S. net operating losses prior to utilization based on our forecasts of future taxable income.

(a) Composition of income before income taxes is as follows (in thousands):

	Year ended December 31,
	2025	2024
Pre Tax Book Loss
Domestic	$(458,588)	$(10,339)
Foreign	(5,426)	-
Total	$(464,014)	$(10,339)

Income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,
	2025	2024
Current:
Federal	$-	$-
State	2	-
Foreign	-	-
Current income tax provision	$2	$-
Deferred:
Federal	(7,002)	-
State and local	297	-
Foreign	(1,257)	-
Valuation allowance	6,706	-
Net deferred income tax provision (benefit)	(1,256)	-
Total income tax provision (benefit)	(1,254)	-

For the years ended December 31, 2025 and 2024, the Company did not make any material cash payments for income taxes in the United States or foreign jurisdictions. Cash taxes paid during the periods presented were not material and primarily related to state minimum taxes and other non-income-based taxes.

(b) Effective Income Tax Rates

Set forth below is a reconciliation between the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

	Year ended December 31,
	2025	2025
Expected income tax benefit at the U.S. federal statutory tax rate	$(97,443)	21%
State and local taxes, net of federal benefit(a)	2	-%
Foreign tax effects	(118)	-%
Effects of cross-border tax laws	-	-%
Research and development credits	110	-%
Changes in valuation allowance	9,075	(2)%
Nontaxable or nondeductible Items:
Unrealized change in derivative value	80,360	(18)%
Stock based compensation	2,717	(1)%
Other	2,499	-%
Other Adjustments:
Deferred tax adjustment	1,544	-%
Effective Tax Rate	(1,254)	-%

(a)	For the year ended December 31, 2025, state taxes in the following states listed below made up a majority (greater than 50% of the tax effect of the state and local income taxes, net of federal taxes rate reconciliation line item).

Florida

The rate reconciliation above has been adjusted to be presented in compliance with the guidance under ASU 2023-09. The Company has adopted this guidance on a prospective basis.

As previously disclosed for the year ended December 31, 2024, prior to the adoption of ASU No. 2023-09, the following reconciles the federal tax rate and the Company’s effective income tax rates with respect to continuing operations:

Year ended December 31, 2024

Statutory rate on pre-tax book loss	26%
Other	-%
Valuation allowance	(26)%
Effective income tax rates	-%

(c) Analysis of Deferred Tax Assets and (Liabilities) (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets (liabilities) consist of the following:
Accruals	$360	$-
Research & Development Costs	-	562
Amortization Expense - Patents and Trademarks	10	-
Unrealized Gain/Loss From Foreign Currency Exchange	163	-
Nonqualified Stock Options	-	848
Charitable Contributions	25	-
163(j) Interest Expense Limitation	46	-
Net Operating Loss Carryforwards	52,986	45,319
Foreign Net Operating Loss Carryforward	697	-
Research & Development Tax Credit	98	-
Other Assets	-	252
Total Deferred Tax Assets before Valuation Allowance	54,385	46,981
Valuation Allowance	(53,686)	(46,981)
Total Deferred Tax Assets	699	-
Depreciation Expense	(3)	-
Foreign Acquisition of Intangible Assets Step Up	(12,117)	-
Total deferred tax liabilities	(12,120)	-
Net Deferred tax asset (liability)	$(11,421)	$-

Valuation allowances relate primarily to NOL carryforwards related to the Company’s tax losses. During the years ended December 31, 2025 and 2024, the valuation allowance increased by $6.7 million and decreased by $8.4 million, respectively.

(d) Summary of Tax Loss Carryforwards

As of December 31, 2025, the Company had various NOL carryforwards expiring as follows (in thousands):

Expiration	Federal	State	Foreign
2026-2031	961	657	-
2032-2037	22,641	15,481	-
2038-2045	-	-	2,512
Unlimited	188,043	128,575	-
Total	$211,645	$144,713	$2,512

Due to the Streamex Acquisition, the utilization of the Company’s pre-2025 federal and state net operating losses may be subject to limitation under the Internal Revenue Code, as well as similar state provisions. Such limitations may result in the expiration of those net operating loss (NOL) carry forwards before their utilization. Future changes in the Company’s stock ownership, which may be outside of the Company’s control may trigger an “ownership change” which could result in limitations under the Internal Revenue Code.

The utilization of the Company’s net operating loss carryforwards and research tax credit carryovers could be subject to annual limitations under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), due to ownership change limitations that may have occurred previously or that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively.

In general, an ownership change, as defined by Sections 382 and 383 of the Code, results from transactions increasing ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company has not completed a formal study to determine whether an ownership change under Sections 382 or 383 of the Code has occurred. To the extent that such a study is completed and an ownership change is deemed to have occurred, the Company’s ability to utilize its net operating loss carryforwards and tax credit carryovers could be significantly limited. The Company files income tax returns in the United States federal jurisdiction, various state jurisdictions, and Canada. The Company’s significant state tax jurisdictions include Florida.

The Company is no longer subject to U.S. federal income tax examinations for tax years ended on or before December 31, 2018. State income tax returns are generally subject to examination for periods ranging from three to five years, depending on the jurisdiction. Canadian income tax returns are generally subject to examination for three years following the date of assessment.

As of December 31, 2025, the Company is not currently under examination by any U.S. federal, state, or foreign tax authorities.

On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property. Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses. The legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent. Less favorable business provisions include limitations on tax deductions for charitable contributions.

NOTE 17 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company is party to certain contracts and instruments that are accounted for as derivatives under ASC 815, Derivatives and Hedging. The objective of the disclosures in this note is to enable users of the consolidated financial statements to understand (i) how and why the Company uses derivative instruments, (ii) how the Company accounts for derivative instruments under ASC 815, and (iii) how derivative instruments affect the Company’s financial position, financial performance, and cash flows.

The Company does not designate any derivative instruments as hedging instruments for accounting purposes and does not apply hedge accounting.

Derivative instruments

The Company’s derivative instruments during the year ended December 31, 2025 primarily consisted of:

●	Exchangeable Shares issued by ExchangeCo in connection with the acquisition of Streamex Exchange, which were classified as a derivative liability prior to stockholder approval due to an exercise contingency and other settlement features evaluated under ASC 815-40.

●	Embedded conversion features within the Company’s secured convertible debentures issued to Yorkville, which require bifurcation and recognition as an embedded derivative liability measured at fair value.

●	Certain warrants that, upon the occurrence of a “Fundamental Transaction,” provided holders with a right to require cash settlement based on Black-Scholes value. Upon occurrence of such cash-settlement features, the affected warrants were evaluated for classification under ASC 815-40 and, reclassified as liability-classified derivative instruments and measured at fair value through settlement, which all affect warrants were settled during the period.

As of December 31, 2025, the Company’s only derivative instrument recognized on the Consolidated Balance Sheets was an embedded derivative liability related to the bifurcated conversion option within the Company’s secured convertible debentures issued to Yorkville. The embedded derivative liability was recorded at fair value of approximately $1.7 million as of December 31, 2025. As of December 31, 2024, the Company had no derivative instruments recognized on the Consolidated Balance Sheets.

See Note 15, Convertible Debentures and Note 12, Fair Value Measurements for additional information regarding the embedded derivative liability and related fair value measurements.

The Exchangeable Shares derivative liability was reclassified to permanent equity upon stockholder approval on November 4, 2025. The Company’s warrants with Fundamental Transaction cash settlement features were repurchased for cash during the fourth quarter of 2025. See the cross-referenced notes below for additional information.

The following table presents the impact of the Company’s derivative instruments on earnings for the year ended December 31 (in thousands):

	For the Year Ended December 31,
	2025	2024
Change in fair value of derivative liability	$(389,680)	$-
Change in fair value of embedded derivative	7,015	-
Total gain/loss) included in Other income (expense), net	$(382,665)	$-

The change in fair value amounts above are included in Other income (expense), net in the Consolidated Statements of Operations.

Fair value measurements

Derivative liabilities are measured at fair value. Prior to stockholder approval, the Exchangeable Shares derivative liability was measured using valuation techniques with significant unobservable inputs and classified within Level 3 of the fair value hierarchy. The embedded derivative liabilities related to the Convertible Debentures are measured at fair value and include inputs that may be classified within Level 3, as applicable. See Note 12, Fair Value Measurements.

Cross-references to related disclosures

Derivative-related qualitative, quantitative, and tabular disclosures are included in more than one note to the consolidated financial statements. Accordingly, the Company provides the following cross-references:

●	Note 3 — Summary of Significant Accounting Policies (derivative accounting policies, Exchangeable Shares derivative liability policy, and embedded derivative bifurcation policy)

●	Note 7 — Stockholder Equity (Exchangeable Shares and Special Voting Preferred Stock; reclassification to equity)

●	Note 8 — Options, Restricted Stock Units and Warrants (warrant terms and Fundamental Transaction cash settlement / repurchase activity)

●	Note 11 — Business Acquisition (Exchangeable Shares issued as consideration and related acquisition disclosures)

●	Note 12 — Fair Value Measurements (fair value hierarchy and valuation inputs for Level 3 instruments, as applicable)

●	Note 15 — Convertible Debentures (embedded derivative liability amounts and related debenture disclosures)

NOTE 18 – SEGMENT REPORTING

Chief Operating Decision Maker (CODM) and Segment Evaluation

On May 28, 2025, in connection with the acquisition of Streamex Exchange, the Company appointed Henry McPhie, former co-founder and CEO of Streamex Exchange, as its new Chief Executive Officer and Board of Directors. As a result of this leadership change, Mr. McPhie was designated as the Company’s new Chief Operating Decision Maker (“CODM”), replacing the Company’s former CEO and director.

Following this change, the Company re-evaluated its operating and reportable segments based on the internal financial information reviewed by the CODM for purposes of performance assessment and resource allocation. Although the acquisition of Streamex Exchange introduced a new line of business focused on digital asset infrastructure and tokenization of real-world assets (“Streamex Exchange platform), as of December 31, 2025, Streamex Exchange platform had not yet commenced material revenue-generating operations and remained in a development stage. Accordingly, the CODM has not yet begun reviewing discrete operating results of the Digital Asset Business separately for purposes of performance assessment or resource allocation. As of December 31, 2025, the CODM continues to evaluate the Company’s financial performance on a consolidated basis, and the internal reporting structure has not been modified to reflect discrete segment-level financial information.

Management has concluded that, as of December 31, 2025, the Company continues to operate as a single reportable segment. This conclusion is based on the manner in which the Chief Operating Decision Maker (“CODM”) evaluates financial performance and allocates resources, which does not include the regular review of discrete financial information for Streamex Exchange as a separate operating segment. Accordingly, no change in reportable segments has occurred as of December 31, 2025. The Company will continue to evaluate its internal reporting structure and CODM review practices and will update its segment disclosures in future periods if the criteria for separate operating or reportable segments are met.

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

Accordingly, the Company has determined that it operates as one reportable and operating segment as of December 31, 2025

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

Segment assets are not separately reported to or reviewed by the CODM. Therefore, the Company does not disclose segment asset information. All assets are managed on a consolidated basis and are reported in the Company’s Consolidated Balance Sheets.

The Company does not currently disclose geographic revenue or customer concentration by segment, as such information is not reviewed by the CODM. However, this will be reassessed as operations evolve.

Revenue and Expense Information

Information concerning the operations of the Company’s reportable segments is as follows (in thousands):

	For the years ended December 31,
	2025	2024

Revenues	$-	$40
Less Segment expenses:
Research and development	31	742
Research and development - stock-based compensation expenses	-	90
General and administrative	10,414	4,762
General and administrative - stock-based compensation expenses	57,115	6,867
Impairment of long term assets	-	253
Depreciation and amortization	3,534	188
Total operating and segment expense	71,094	12,902
Plus:
Interest income (expense)	(1,592)	(11)
Change in fair value of equity investment	(777)	-
Loss on warrant settlement	(8,049)	-
Change in fair value of derivative liability	(389,680)	-
Change in fair value of embedded derivative	7,015	-
Gain on settlement and extinguishment of debt	196	2,511
Other income (expense)	(33)	23
Total other income (expense)	(392,920)	2,523
Income taxes (benefit)	(1,254)	-
Segment Net Loss	$(462,760)	$(10,339)
Non-controlling interest	(15)	9
Net loss attributable to Streamex Corp.	$(462,775)	$(10,330)

NOTE 19 – RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses as of December 31, 2025 include approximately $66 due to related parties, compared to $19 as of December 31, 2024. These amounts primarily relate to executives and board compensation, severance, and reimbursements. Included in the due from related party balance as of December 31, 2025 is $11 thousand due from Henry McPhie, the Company’s new Chief Executive Officer and Board of Directors.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these financial statements were issued. Other than as described in the notes above, the Company did not have any material subsequent events that impacted its financial statements or disclosures.

Underwriting Public Offering

On January 22, 2026, the Company entered into an underwriting agreement with Needham & Company, LLC, as representative of the several underwriters, in connection with an underwritten public offering of the Company’s common stock. The Company issued 11,666,667 shares of common stock at a public offering price of $3.00 per share. The underwriters fully exercised their over-allotment option, resulting in the issuance of an additional 1,750,000 shares of common stock. Aggregate gross proceeds from the offering, including the over-allotment option, were approximately $40.25 million, before underwriting discounts, commissions, and offering expenses.

Termination of Standby Equity Purchase Agreement

On July 7, 2025, the Company entered into a SEPA with Yorkville, pursuant to which the Company had the right, but not the obligation, to sell shares of common stock to the investor from time to time, subject to specified terms and limitations. The Company controlled the timing and amount of any sales and, absent a waiver, could not deliver an advance notice under the SEPA until the secured convertible debentures had been repaid and/or converted in full.

On January 22, 2026, the Company delivered a notice terminating the SEPA with Yorkville, effective five trading days after the notice date. The Company did not sell any securities under the SEPA.

Secured Convertible Debenture Conversion and Payoff

On January 22, 2026, the Company delivered an irrevocable optional prepayment notice with respect to its secured convertible debentures issued to Yorkville.

On February 6, 2026, the holder elected to convert $15.0 million of principal, with no accrued interest, at a conversion price of $4.00 per share, resulting in the issuance of 3,750,000 shares of the Company’s common stock.

Following the expiration of the conversion election period, the Company prepaid the remaining amounts outstanding under the Yorkville Debentures for an aggregate cash payoff of approximately $38.9 million, consisting of $35.0 million of principal, $3.5 million of prepayment premium, and approximately $0.4 million of accrued interest. Upon payment in full, the Yorkville Debentures were satisfied and terminated, and all related security interests and liens were released.

Sale of Restricted Gold

On February 5, 2026, the Company completed the sale of its LBMA Good Delivery gold bullion previously classified as held for sale. The transaction was executed through the Company’s securities intermediary and resulted in cash proceeds of approximately $26.4 million. The Company recognized a gain of approximately $2.9 million on the sale of the gold in the first quarter of 2026. Proceeds were used, in part, to fund the repayment of the Yorkville Debentures.

Sale of Marketable securities

In January 2026, the Company sold all of its marketable securities in Empress Royalty Corp. for gross proceeds of approximately $10.2 million.

Board of Directors Appointments and Equity Issuance

In February and March 2026, the Company appointed Anthony Marciano and Shawn Matthews as non-employee members of its Board of Directors. Each director is entitled to compensation in accordance with the Company’s non-employee director compensation program, which currently includes an annual cash retainer of $40,000 and a committee retainer of $25,000 per year for each committee on which the director serves.

Between January and March 2026, the Company granted and issued 100,000 shares of Common Stock each to Kevin Gopaul, Anthony Marciano and Shawn Matthews associated with their appointment to the Board of Directors for an aggregate of 300,000 shares of common stock with an aggregate grant-date fair value of approximately $0.7 million.

Consulting Services Agreement

On February 4, 2026, the Company entered into a consulting agreement with an independent third party to provide advisory related services. The agreement has an initial term of six months and provides for a fixed consulting fee of $4.0 million, payable in installments, as well as potential transaction-based fees contingent upon the completion of certain activities during the term of the agreement.

Employee, Consulting and Advisory Agreements and Equity Awards

Between January 1, 2026 and March 16, 2026, the Company entered into multiple consulting and advisory agreements and other arrangements with employees and independent contractors to provide strategic, capital markets, investor relations, marketing, legal, and advisory services. These agreements generally provide for compensation in the form of equity-based awards granted under the Company’s equity incentive plans, including RSUs, RSAs and performance stock units (“PSUs”), as well as, in certain cases, direct issuances of common stock. Certain awards vested immediately upon grant, while others vest over time or upon the achievement of specified service, performance, or market-based conditions.

In connection with these consulting and advisory arrangements, the Company issued an aggregate of 5,645,816 shares of common stock during the period from January 1, 2026 through March 16, 2026 with an aggregate grant-date fair value of approximately $19.0 million including

(i)	a 250,000 RSU award with 25,000 shares vested and issued on January 1, 2026 and the remainder vesting in quarterly installments,
(ii)	a 125,000 RSU award that vests in sixteen substantially equal quarterly installments over four years,
(iii)	a 425,000 RSU award, which 212,500 were vested and issued immediately on February 1, 2026, 125,000 vesting on June 3, 2026 and 87,500 vest on September 3, 2026 and a 400,000 PSU award that vests based on achievement of specified stock-price targets,
(iv)	a 65,000 RSUs award, with 5,000 vested and issued on March 16, 2026 and the remainder vesting monthly thereafter,
(v)	a consulting arrangement providing for 500,000 time-based RSUs (including 300,000 vested and issued on February 1, 2026 and the remaining 200,000 vesting in four equal quarterly installments over twelve months) and 500,000 PSUs that vest in tranches upon achievement of specified stock-price targets of the Company common stock, and
(vi)	a consulting arrangement providing for up to 1,000,000 RSUs that vest only upon achievement of specified milestone and value-based conditions.

Resignation of Former Chief Financial Officer

On March 15, 2026, Ferdinand Groenewald resigned as the Company’s Chief Financial Officer. In connection with the resignation, the Company entered into separation and transition arrangements with the former officer.

Pursuant to the separation agreement, the former officer is entitled to cash severance of $112,500, pro rata incentive compensation, and reimbursement of COBRA continuation coverage, subject to the terms of the agreement. Prior to his resignation on January 8, 2026, the former Chief Financial Officer had been granted 500,000 RSUs, which 100,000 were to vest on May 15, 2026, and the remaining 400,000 were to vest in equal installments quarterly over four years with a grant-date fair value of approximately $1.6 million. Of the RSUs granted, 301,500 RSUs became fully vested as of the separation date, with remaining unvested equity awards cancelled.

The Company also entered into a six-month consulting agreement with Groenewald Enterprises LLC, an affiliate of the former officer providing financial reporting, SEC compliance, and transition services for a fee of $20,000 per month.

Appointment of New Chief Financial Officer

On March 15, 2026, the Company appointed Christine Plummer as Chief Financial Officer, principal financial officer, and principal accounting officer.

In connection with her appointment, the Company entered into an employment agreement with Ms. Plummer providing for an annual base salary of $350,000, eligibility for an annual discretionary bonus, and participation in the Company’s equity compensation programs. In addition, on May 16, 2026, Ms. Plummer was granted 500,000 restricted stock units, which vest in sixteen equal quarterly installments with vesting commencing on April 1, 2026 with a grant-date fair value of approximately $0.9 million.

Chief Executive Officer Equity Award

On January 8, 2026, the Company’s Chief Executive Officer was granted 1,000,000 RSUs, which 100,000 vest on Mary 15, 2026 and the remaining 900,000 vest in sixteen equal quarterly installments over four years with a grant-date fair value of approximately $3.2 million.

Interim Executive Chairman

On January 8, 2026, the Company’s Interim Executive Chairman of the Board was granted 100,000 RSUs, which vest in four equal quarterly installments over one years with a grant-date fair value of approximately $0.3 million.

Other Equity transactions

Between January 7, 2026 and March 25, 2026, an aggregate of 24,621,166 Exchangeable Shares were converted into the same number of common stock by holders of the Exchangeable Shares.

In January and February 2026, the Company issued an aggregate of 54,647 shares of common stock in exchange for 87,984 warrants cashless exercised at a weighted average exercise price of $0.9547.

On January 14, 2026, the Company granted a nonqualified stock option to purchase 250,000 shares of the Company’s common stock at an exercise price of $3.21 per share. The Option was fully vested and exercisable as of the grant date and has a contractual term of ten years, expiring on January 13, 2036 with a grant-date fair value of approximately $0.8 million.

In January 2026, the Company issued 178,125 shares of common stock for vested restricted stock units.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2024, CBIZ CPAs P.C. acquired the attest business of Marcum LLP (“Marcum”). On April 30, 2025, Marcum informed the Company that Marcum resigned as the Company’s independent registered public accounting firm. Also on April 30, 2025, the Company, with the approval of the Audit Committee of the Company’s Board of Directors, engaged CBIZ CPAs P.C. as the Company’s independent registered public accounting firm.

Neither of Marcum’s reports on the financial statements of the Company for either of the past two fiscal years ended, December 31, 2024 and December 31, 2023, respectively, contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except for including an explanatory paragraph as to substantial doubt about the ability to continue as a going concern.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, respectively, and the subsequent interim period through April 30, 2025, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Marcum, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, respectively, and the subsequent interim period through April 30, 2025, the Company had the following “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K): As disclosed in Part II, Item 9A of the Company’s Form 10-Ks for the fiscal years ended December 31, 2024 and 2023, there were material weaknesses identified in internal control related to inadequate identification, recording and reporting of stock based compensation, ineffective review processes over period end financial disclosure and reporting, and inadequate segregation of duties for transaction posting and processing.

During the Company’s two most recent fiscal years ended December 31, 2024 and December 31, 2023, respectively, and the subsequent interim period through April 30, 2025, neither the Company nor anyone on its behalf has consulted with CBIZ CPAs P.C. with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and neither a written report nor oral advice was provided to the Company that CBIZ CPAs P.C. concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A – CONTROLS AND PROCEDURES

Management’s evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025 (the end of the period covered by this Annual Report on Form 10-K).

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below.

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

Management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria in a framework developed by the Company’s management pursuant to and in compliance with the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, walkthroughs of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025, because management identified that i) inadequate identification, recording and reporting of stock based compensation, ii) ineffective review processes over period end financial disclosure and reporting, including review of IPE (Information Produced by the Entity), (iii) inadequate segregation of duties for transaction posting and processing, (iv) ineffective review controls over the business combinations and related financial instruments, amounted to a material weaknesses in the Company’s internal control over financial reporting.

Management’s Remediation Plan

Management has initiated plans to enhance staffing levels, strengthen supervisory review controls, and improve segregation of duties within the finance and accounting function. Management believes these actions, once fully implemented and operating effectively, will remediate the underlying control deficiencies. Remediation efforts will include ongoing evaluation and testing of new and enhanced controls.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, our internal control over financial reporting. As discussed above, management has remediation plans that will be implemented in 2026.

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

ITEM 9C – DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors.

Name	Age	Position with the Company
Morgan Lekstrom	40	Interim Executive Chairman and Director
Karl Henry McPhie	26	Chief Executive Officer and Director
Mitchell Williams	57	Chief Investment Officer
Christine M. Plummer	54	Chief Financial Officer
Donald Browne	75	Director
Kevin Gopaul	50	Director
Shawn Matthews	59	Director
Anthony Marciano	64	Director

Directors are elected at each annual meeting of our stockholders and hold office until their successors are elected and qualified or until their earlier resignation or removal. Officers are appointed by our board of directors and serve at the discretion of the board of directors.

Biographical Information

Morgan Lekstrom. Mr. Lekstrom has served as a Director since May 2025, and Interim Executive Chairman since February 2026, following his role as Co-Founder and Chairman of Streamex Exchange Corporation since September 2023. Mr. Lekstrom is a seasoned mining executive and corporate strategist with over 19 years of experience and 5 years building and transforming resource companies.

From March 2025 until January 2026, Mr. Lekstrom had served as Chief Executive Officer of NexMetals Mining Corp., a Canadian-based mineral exploration and development company where he led the redevelopment of critical metals projects in Botswana with backing from a US$150 million letter of interest from the Export-Import Bank of the United States. From 2022 to 2024, Mr. Lekstrom served as President and co-founder, and currently a Director, of NexGold Mining, where he orchestrated a transformation through strategic direction and deleveraging with back-to-back mergers of Blackwolf Copper and Gold, Treasury Metals, then Signal Gold, creating a near-term Canadian gold producer with a clear path to constructing two new mines in Canada. NexGold Mining today is well capitalized to build its permitted gold mine in Nova Scotia and recently raised $112.5M.

Except for the affiliation between the Company and Streamex as described herein, there is no affiliation between the Company and the organizations at which Mr. Lekstrom was previously employed. Mr. Lekstrom’s nearly 20-year career in the global commodities sector includes senior technical and leadership roles at Freeport McMoRan (Grasberg, Indonesia, 2010-2011), Rio Tinto (Oyu Tolgoi, Mongolia, 2012-2013), and Golden Star Resources (Ghana, 2015-2017), all independent entities unaffiliated with the Company. He also served as Engineering Manager at Sabina Gold & Silver Corp. from 2017 to 2018, leading execution of the Back River Marine Laydown Project in Northern Canada. Mr. Lekstrom is a critical asset to our Board and executive team, bringing invaluable expertise in structuring complex transactions and navigating global commodity markets; he brings expertise in capital markets, strategic M&A, and commodities to guide the company’s vision of tokenizing real-world assets.

Henry McPhie. Mr. McPhie has served as Chief Executive Officer of Streamex since May 30, 2025, bringing a depth of experience at the intersection of blockchain technology and financial innovation. From 2021 to 2023, Mr. McPhie served as Founder and Chief Executive Officer of Lynx Web3 Solutions, a blockchain incubation and software development firm providing infrastructure and strategic guidance for early-stage decentralized projects. Lynx Web3 Solutions is an independent company. Prior to that, in 2020, he founded FatCats Capital, a Solana-based NFT platform that grew to become the third-largest NFT project globally at the time of its launch. Except for the affiliation between the Company and Streamex as described herein, there is no affiliation between the Company and the organizations at which Mr. McPhie was previously employed. Mr. McPhie holds a degree in Mining Engineering from McGill University and began his career applying engineering principles to complex technological solutions. His entrepreneurial background and engineering foundation uniquely position him to lead the Company’s strategic expansion into decentralized technologies. His deep technical acumen, combined with demonstrated success in product innovation and community engagement, were key factors in the determination that he should serve as a director. Mr. McPhie’s experience aligns with the Company’s strategic focus on leveraging advanced technology to transform healthcare and other sectors.

Mitchell Williams, CFA. Mr. Williams has served as our Chief Investment Officer since May 2025. Mr. Williams brings over 20 years of experience at the forefront of Wall Street, where he has consistently driven performance through strategic insight, innovation, and disciplined investment management. Mr. Williams began his investment career during the Web 1.0 era at Credit Suisse from 1999 to 2000, where he was part of the Internet Financial Services team. He went on to hold senior roles at OppenheimerFunds from 2002 to 2013 and Wafra Inc. from 2015 to 2025, managing multi-billion dollar global and domestic equity portfolios and leading high-performing investment teams. At Wafra, Mr. Williams grew public markets assets significantly, delivering asymmetric positive returns. Under his leadership, Wafra’s Global Equity strategy achieved strong performance across every rolling five-year period. At OppenheimerFunds, he was a highly-regarded equity analyst and sole portfolio manager for one of the firm’s flagship funds. Before becoming CIO of Streamex Corp, Mr. Williams served as Strategic Advisor on Capital Markets for Streamex Exchange Corporation to help craft the company’s investment strategy. In his current role, he leverages deep capital markets expertise to lead investment strategy and guide Streamex’s mission to tokenize real-world assets within the commodities space. Mr. Williams is also an active mentor and speaker, having volunteered with the Michael Price Student Investment Fund at NYU Stern School of Business. He holds a BA from the University of Florida and was a recipient of the Stern Fellowship at the NYU Stern School of Business where he earned his MBA. Mr. Williams brings exceptional leadership and strategic insight, making him a critical asset to the Company and its continued growth.

Christine M. Plummer. Ms. Plummer has served as our Chief Financial Officer since March 16, 2026. Ms. Plummer is a senior finance executive with more than 30 years of experience leading global controllership, regulatory reporting, and finance transformation across the financial services and fintech sectors. From May 2025 until March 2026, Ms. Plummer served as Global Controller at Coinbase, Inc., where she led a global controllership organization of more than 50 professionals responsible for financial close, regulatory reporting, and operational readiness for new products. Prior to joining Coinbase, from 2022 until 2025, Ms. Plummer was Global Deputy Controller and Managing Director at MSCI Inc., where she led the Global Commercial Revenue Controllership team of more than 70 professionals across multiple international locations. She also served as Head of Finance Transformation, leading initiatives to automate revenue contract processing, streamline operational processes, and the operational integration of acquisitions. From 1997 to 2002, Ms. Plummer worked for Morgan Stanley where she held a series of senior leadership roles including Chief Financial Officer for Americas Legal Entities, Global Head of Funding Controllers, and Global Product Controller for the Equity Division. In these roles, she led large global teams, implemented complex regulatory frameworks including SEC and CFTC Swap Dealer Rules, supported critical capital and liquidity management initiatives, and built large, multi-location finance organizations supporting the firm’s global operations. Christine began her career as an auditor at Ernst & Young. Ms. Plummer’s extensive experience in finance, operations, accounting, and management makes her a highly valuable addition to our executive team as Chief Financial Officer.

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

Kevin Gopaul. Mr. Gopaul has served as our director since November 2025 and brings more than 25 years of global asset management and capital markets experience. Mr. Gopaul currently serves as a strategic advisor to a TSX Venture-listed company called Prospect Prediction Markets since 2026. Most recently, Mr. Gopaul served as Chief Investment Officer and President of REX Financial Canada from September 2024 to January 2026 where he led institutional product strategy and cross-border expansion. Mr. Gopaul also worked for BMO Global Asset Management, where he held several senior leadership positions including Global Head of ETFs, Canadian CEO, Chief Investment Officer, and Global Head of Quantitative Investments, where he helped architect and scale the firm’s $100 billion ETF franchise. Earlier in his career, he held progressively senior roles at Barclays Global Investors, Sun Life Financial, and Scotia Capital, contributing to advancements in research, trading, portfolio management, and product development. Mr. Gopaul’s strong financial background adds meaningful insight and value to our Board.

Shawn Matthews. Mr. Matthews has served as our director since March 2026. Mr. Matthews is currently the Founder and Chief Investment Officer of Hondius Capital Management, a global alternative asset manager. In this role, he has oversight of and responsibility for all firm investments. Mr. Matthews has been actively investing in global markets for over 30 years, with the majority of his career focused on trading across asset classes. Prior to founding Hondius Capital Management, Mr. Matthews served as Chief Executive Officer of Cantor Fitzgerald & Co. (“Cantor Fitzgerald”) from 2009 through April 2018. Before becoming Chief Executive Officer at Cantor Fitzgerald, he held a number of senior investment leadership roles there, including Head of Capital Markets and Head of Mortgage Trading. Earlier in his career, Mr. Matthews worked as a fixed income derivatives trader, traded privatization certificates in Eastern Europe, and later founded both an equity-focused hedge fund, Alchemist Capital Management, and a fixed income broker-dealer, West Side Capital. Mr. Matthews holds a Bachelor of Science in Finance from Fairfield University and an MBA from Hofstra University. Mr. Matthews’ deep financial background brings tremendous value to our Board.

Anthony Marciano. Mr. Marciano has served as our director since February 2026. Mr. Marciano brings more than 40 years of experience in finance and academics. Anthony Marciano is a Clinical Professor of Finance at the Leonard N. Stern School of Business at New York University, a position he has held since August 2007. Professor Marciano teaches corporate finance courses to MBA students, undergraduates, and executives, and has overseen the Michael Price Student Investment Fund. He has been named to BusinessWeek’s list of outstanding faculty. Prior to joining NYU Stern, he taught advanced corporate finance and M&A courses at MIT Sloan School of Management and served as a Clinical Professor of Finance at the University of Chicago Graduate School of Business from 1994-2006. Earlier in his career, Marciano held senior positions at Goldman Sachs, Morgan Stanley, and Drexel Burnham Lambert. He earned his MBA from MIT Sloan School of Management and his BA in Computer Science from Dartmouth College. Mr. Marciano’s deep expertise in management and finance positions him as a highly valuable asset to our Board.

Family Relationships

There are no family relationships amongst our directors and executive officers.

Involvement in Certain Legal Proceedings

None of the members of the Board or our executive officers has, in the last ten years, been involved in any legal proceeding of the type described under Item 103(c)(2) or Item 401(f) of Regulation S-K

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2025, we believe that all filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with for the fiscal year ended December 31, 2025, except for the following: one late Form 3 filing and one late Form 4 filing by Frank Giustra in connection with his 10% beneficial ownership in the Company, as to his Exchangeable Shares and shares of common stock; one late Form 3 filing by Kevin R. Gopaul in connection with his appointment as director of the Company; one late Form 4 filing for each of Donald Browne, Steven E. Abelman, Christopher A. Baer, Donald Browne, Frederick Hrkac, and Anthony N. Amato for their grants of stock under the Company’s 2023 Long-Term Incentive Plan (“2023 Plan”); and two late Form 4 filings for Ferdinand Groenewald for grants of stock to him under the 2023 Plan.

Committees of the Board of Directors

Our board of directors has established an audit committee, a nominating and corporate governance committee, and a compensation committee, each of which has the composition and responsibilities described below.

Audit Committee

Our audit committee was established in accordance with section 3(a)(58)(A) of the Exchange Act and is currently comprised of Messrs. Browne, Marciano, Gopaul and Lekstrom, each of whom our board has determined to be financially literate. Messrs. Browne, Marciano and Gopaul each qualify as an independent director under Section 5605(a)(2) and Section 5605(c)(2) of the rules of the Nasdaq Stock Market. Mr. Browne is the chairman of our audit committee. In addition, Mr. Browne qualifies as an audit committee financial expert, as defined in Item 407(d)(5)(ii) of Regulation S-K.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is currently comprised of Messrs. Browne, Gopaul, and Lekstrom. Messrs. Browne and Gopaul each qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market. Mr. Browne is the chairman of our nominating and corporate governance committee.

Compensation Committee

Our compensation committee is currently comprised of Messrs. Browne, Gopaul, Matthews and Lekstrom. Messrs. Browne, Gopaul and Matthews each qualify as an independent director under Section 5605(a)(2) of the rules of the Nasdaq Stock Market, an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and a “non-employee director” for purposes of Section 16b-3 under the Securities Exchange Act of 1934, as amended, and does not have a relationship to us which is material to his ability to be independent from management in connection with the duties of a compensation committee member, as described in Section 5605(d)(2) of the rules of the Nasdaq Stock Market. Mr. Browne is the chairman of our compensation committee.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The full text of our Code of Business Conduct and Ethics is published on the Investors section of our website at ir.streamex.com. We intend to disclose any future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this website within four business days following the date of any such amendment or waiver.

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

The main principles of our fiscal year 2025 compensation strategy included the following:

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

Summary Compensation Table

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2025 and 2024; (ii) our most highly compensated executive officers, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2025, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2025 (collectively our “Named Executive Officers”):

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Karl Henry McPhie, Chief Executive Officer and Director (2)	2025	-	-	-		-		101,366	(3)	101,366
	2024	-	-	-		-		-		-

Anthony Amato, former Chief Executive Officer, former Chairman and former Director (4)	2025	168,750	-	5,135,682	(5)	-		435,326	(6)(7)	5,739,758
	2024	145,833	-	1,140,046	(8)	965,592	(9)	40,000	(6)	2,291,471

Ferdinand Groenewald, Former Chief Financial Officer and Interim Chief Financial Officer (8)	2025	56,250	-	1,196,550	(9)	-		180,000	(10)	1,432,800
	2024	-	-	-		-		106,500	(10)	106,500

Mitchell Williams, Chief Investment Officer (11)	2025	294,444	-	5,050,000	(12)	-		-		5,344,444
	2024	-	-	-		-		-		-

Steven Chaussy, Former Chief Financial Officer (13)	2025	-	-	-		-		-		-
	2024	110,928	-	46,125	(14)	-		-		157,053

Frederick D. Hrkac Former Principal Financial and Executive Officer (15)	2025	-	-	-		-		-		-
	2024	-	-	458,100	(16)	-		-		458,100

Kenneth L. Londoner, Former Chief Executive Officer, Executive Chairman and Director (17)	2025	-	-	-		-		-		-
	2024	59,926	-	-		-		-		59,926

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of the stock awards or option awards, as applicable, granted during the respective fiscal year computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions. The assumptions made in the valuation of the share-based payments are contained in Notes 7 and 8 to our financial statements for the fiscal year ended December 31, 2025 in this annual report.
(2)	Mr. McPhie has served as our Chief Executive Officer and a Director since May 28, 2025.
(3)	Represents consulting fees paid in Canadian dollar of CAD 170,158 translated at the average conversion rate from May 28 through December 31, 2025.
(4)	Mr. Amato served as our Chief Executive Officer from April 30, 2024 to May 28, 2025, as our Chairman from September 11, 2024 to May 28, 2025 and as a Director from April 30, 2024 through November 18, 2025.
(5)	Represents (i) a common stock award of 212,500 fully vested and issued shares on March 11, 2025 of $95,179 related to his restricted stock unit award granted on September 11, 2024 (ii) a common stock award of 23,345 fully vested shares granted on April 24, 2025 of $19,610 (iii) 1,062,500 fully vested and issued shares on May 28, 2025 of $475,894 related to his restricted stock unit award granted on September 11, 2024 that were accelerate and deemed fully vested associated with his amendment to his Executive Employment Agreement in connection with the Company’s acquisition of Streamex Exchange and (iv) a common stock award of 900,000 fully vested shares granted on May 29, 2025 of $4,545,000.
(6)	Represents consulting fees and board fees.
(7)	Represents severance pay of $400,000.
(8)	Mr. Groenewald had served as our Chief Financial Officer from November 2025 until March 16, 2026, and Interim Chief Financial Officer since June 5, 2024.
(9)	Represents (i) a common stock award of 25,000 fully vested shares granted on January 13, 2025 of $35,000 (ii) a common stock award of 35,000 fully vested shares granted on April 24, 2025 of $29,400 (iii) a common stock award of 175,000 fully vested shares granted on May 29, 2025 of $883,750 and (iv) a common stock award of 60,000 fully vested shares granted on November 18, 2025 of $248,400.
(10)	Represents consulting fees.
(11)	Mitchell Williams has served as our Chief Investment Officer since May 2025.
(12)	Represents 1,000,000 unvested restricted stock units, which vest over an 18-month period, with one-third vesting on April 24, 2026 and the remaining two-thirds vesting in five substantially equal quarterly installments thereafter, subject to continued service.
(13)	Mr. Chaussy served as served as our Chief Financial Officer since January 1, 2018 until his retirement as Chief Financial Officer on February 6, 2024.
(14)	Represents (i) a common stock award of 100,000 fully vested shares granted July 26, 2024 and (ii) 12,500 shares vested in 2023 but issued in 2024.

(15)	Mr. Hrkac served as our Principal Executive Officer from February 27, 2024 until April 30, 2024 and our Principal Financial Officer from February 27, 2024 until June 5, 2024. Mr. Hrkac served as our Director since April 2022 until February 20, 2024.
(16)	Represents (i) a common stock award of 500,000 fully vested shares granted on March 1, 2024 $352,550, (ii) a common stock award of 50,000 fully vested shares granted on June 7, 2024 of $93,250, (iii) a common stock award of 30,000 fully vested shares granted on July 26, 2024 of $12,300,
(17)	Mr. Londoner served as our Executive Chairman and a director until February 27, 2024. Mr. Londoner served as our Chief Executive Officer from July 31, 2017 until February 27, 2024, when he resigned as a director, Executive Chairman and Chief Executive Officer of the Company and its subsidiaries.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

Karl Henry McPhie

On November 18, 2025, the Company entered into an employment agreement with the Mr. McPhie (the “McPhie Agreement”), effective November 1, 2025. Under the McPhie Agreement, Mr. McPhie will receive an annual base salary of $225,000 and will be eligible for an annual bonus targeted at 65% of base salary, with the actual amount determined by the Board based on performance. Mr. McPhie will also be granted 100,000 fully vested shares of common stock and 900,000 restricted stock units that vest in equal quarterly installments over four years, in each case subject to his continued service. The McPhie Agreement includes customary confidentiality, indemnification, and director and officer insurance protections and provides that, if the Company terminates Mr. McPhie without cause, if he resigns for good reason, or if his employment terminates in connection with a change in control, he will be entitled to severance benefits consisting of a lump-sum cash payment equal to two times his annual base salary and target bonus (or highest bonus paid in the prior two years, if greater), continued benefits, and accelerated vesting of outstanding equity awards, with performance awards treated as earned at maximum unless otherwise provided.

Morgan Lekstrom

On November 18, 2025, the Company entered into the Chairman of the Board Agreement with the Chairman of the Board, Morgan Lekstrom (the “Chairman Agreement”). Under the Chairman Agreement, Mr. Lekstrom will receive an annual cash retainer of $40,000 for Board service and an additional $99,000 annual retainer for his role as Chairman and chair of the Compensation Committee, in each case payable in quarterly installments. Mr. Lekstrom will also be granted 100,000 shares of the Company’s common stock (or equivalent equity awards), which will vest in equal quarterly installments over one year, subject to his continued service; he is not entitled to any additional fees, bonuses, severance or performance-based compensation. The Chairman Agreement further provides for reimbursement of reasonable business expenses, indemnification and directors’ and officers’ liability insurance to the fullest extent permitted by law, and includes customary confidentiality covenants and an acknowledgment that Mr. Lekstrom is intended to qualify as an independent director under applicable Nasdaq and SEC rules. Either party may terminate the Chairman Agreement on notice (or automatically upon Mr. Lekstrom’s death, disability or failure to be elected or re-elected as a director), in which case he will be entitled to accrued but unpaid cash retainers and reimbursable expenses, with any outstanding equity awards treated in accordance with the applicable plan and award agreements.

Mitchell Williams

On May 30, 2025 the Company entered into an Employment Agreement (the “Williams Agreement”) which became effective May 28, 2025, by and between the Company and Mr. Williams. Under the Williams Agreement, Mr. Williams will receive an annual base salary of $500,000 and shall be entitled to a minimum Annual Bonus for 2025 equal to 100% of the Annual Salary, not subject to proration, paid when annual bonuses are normally paid to employees (the “2025 Minimum Bonus”), provided, however, that if the Company terminates Mr. Williams’ employment for Cause or Mr. Williams resigns without Good Reason prior to the payment of the 2025 Minimum Bonus, he shall forfeit his entitlement to the 2025 Minimum Bonus. Additionally, in the event of a Liquidity Event prior to the payment of the 2025 Minimum Bonus, it shall be paid upon the occurrence of the Liquidity Event. Mr. Williams also was granted 1,000,000 restricted stock units that vesting as follows in each case subject to his continued service: (i) six hundred eleven thousand one hundred eleven (611,111) of the Awarded Shares shall vest and become issuable on April 29, 2026 (the “First Vesting Date”), (ii) fifty-five thousand five hundred fifty-seven (55,557) of the Awarded Shares shall vest and become issuable on May 29, 2026, (iii) one hundred sixty-six thousand six hundred sixty-seven (166,667) of the Awarded Shares shall vest and become issuable on August 29, 2026, and (iv) one hundred sixty-six thousand six hundred sixty-five (166,665) of the Awarded Shares shall vest and become issuable on November 29, 2026.

Anthony Amato

On September 11, 2024, the Company entered into an Executive Employment Agreement (the “Amato Agreement”) which became effective August 1, 2024, by and between the Company and Mr. Amato. Under the Amato Agreement, effective August 1, 2024, Mr. Amato was to serve as Chief Executive Officer and receive a base salary of $300,000 annually, and was eligible for a discretionary bonus equal to 60% of this salary. On September 11, 2024, he was granted stock options for 2,400,000 shares at an exercise price of $0.4479 per share, with half immediately vested and the remainder vesting biannually over four years. Additionally, Mr. Amato received 275,000 fully vested restricted shares and another 1,275,000 restricted shares vesting biannually over three years.

On May 30, 2025, in connection with Mr. Amato’s resignation pursuant to the Share Purchase Agreement, the Company and Mr. Amato entered into (i) a First Amendment to the Executive Employment Agreement (the “First Amendment”) and (ii) a letter agreement (the “Right to Place”). Pursuant to the First Amendment, upon the effectiveness of Mr. Amato’s resignation, Mr. Amato was entitled to severance pay of $400,000, less applicable deductions, payable in equal installments over eight months and full acceleration of all outstanding equity awards, which will become fully vested and exercisable, with an extended post-resignation exercise period for his stock options. Pursuant to the Right to Place, Mr. Amato agreed not to sell his securities of the Company for a period of 12 months without first offering them to the Company. The Right to Place provided the Company with a limited right to purchase such shares prior to any third-party sale.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards that have been previously awarded to each of the named executive officers and which remained outstanding as of December 31, 2025.

Name	Number of Securities underlying Unexercised Options (#) Exercisable		Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares of Units That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
Anthony Amato	2,400,000	(2)	-	$0.4479	9/11/2034	-		-	-	-

Karl Henry McPhie	-		-	-		-		-	-	-

Ferdinand Groenewald	-		-	-		-		-	-	-

Mitchell Williams	-		-	-		1,000,000	(3)	$3,030,000	-	-

Frederick D. Hrkac	5,000		-	$8.20	5/12/2032	-		-	-	-
	60,000		-	$4.74	12/28/2033	-		-	-	-

(1)	Represents the market value of the shares underlying the stock awards not yet vested as of December 31, 2025, based on the closing price of our common stock on The Nasdaq Stock Market LLC of $3.03 on December 31, 2025.

(2)	On May 23, 2025, in connection with the Company’s acquisition of Streamex Exchange, the Company entered into an amendment to the Executive Employment Agreement with Mr. Amato, its former Chief Executive Officer. Pursuant to the amendment, all previously granted equity awards to Mr. Amato including vested and unvested stock options were accelerated and deemed fully vested and nonforfeitable as of May 28, 2025. In addition, the post-resignation exercise period for all vested options was extended to the later of the original expiration date or 36 months following the transaction closing.

(3)	Mr. Williams was granted 1,000,000 RSUs on May 29, 2025, which 611,111 vest on April 29, 2026, 55,557 vest on May 29, 2026, 166,667 vest on August 29, 2026 and 166,665 vest on November 29, 2026, subject to his continued service.

Director Compensation

The following table presents the total compensation for each person who served as a non-employee director of our Board during the fiscal year ended December 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board in such period.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)		Option Awards ($) (1)	All Other Compensation ($) (1)	Total ($)
Chris Baer (3)	$25,326	$537,110	(2)	$-	$-	$562,436
Donald Browne (4)	$38,764	$537,110	(2)	$-	$-	$575,874
Steven Abelman (5)	$25,326	$537,110	(2)	$-	$-	$562,436
Anthony Amato (6)	$25,326	$-		$-	$-	$25,326
Karl Henry McPhie (7)	$-	$-		$-	$-	$-
Kevin Gopaul (8)	$13,438	$-		$-	$-	$13,438
Morgan Lekstrom (9)	$82,242	$-		$-	$-	$82,242
Total:	$210,422	$1,611,330		$-	$-	$1,821,752

(1)	In accordance with SEC rules, this column reflects the aggregate fair value of stock or option awards granted during the fiscal year ended December 31, 2025, computed as of their respective grant dates in accordance with Financial Accounting Standard Board Accounting Standards Codification Topic 718 for share-based compensation transactions.

(2)	Represents (i) a common stock award of 23,345 fully vested shares granted and issued on April 24, 2025 and (ii) a common stock award of 125,000 fully vested shares granted and issued on November 18, 2025 to each of the respective directors.

(3)	Mr. Baer resigned as a member of the Company’s board of directors on November 18, 2025.

(4)	Mr. Brown accepted the chair of the audit committee position upon the resignation of Mr. Abelman.

(5)	Mr. Abelman resigned as a member of the Company’s board of directors on November 18, 2025.

(6)	Mr. Amato resigned as a member of the Company’s board of directors on November 18, 2025.

(7)	On May 28, 2025, the Board appointed Mr. McPhie to serve as a director.

(8)	On November 18, 2025, the Board appointed Kevin Gopaul to serve as an independent director.

(9)	On May 28, 2025, Mr. Lekstrom was appointed as the Interim Chairman of the Board. On November 18, 2025, the Company entered into the Interim Chairman of the Board Agreement with Mr. Lekstrom.

On February 3, 2026, we executed an offer letter (the “Marciano Offer Letter”) with Mr. Marciano in connection with his appointment. As set forth in the Marciano Offer Letter, Mr. Marciano will receive compensation consistent with the Company’s non-employee director compensation policy as in effect from time to time. Under the Company’s current policy, Mr. Marciano is entitled to an annual cash retainer of $40,000, as well as an additional annual retainer of $25,000 for each Board committee on which he serves. Mr. Marciano is also eligible to receive annual equity compensation, the amount and form of which will be determined by the Compensation Committee in accordance with the Company’s equity compensation policies.

On March 3, 2026, we executed an offer letter with Shawn Matthews (the “Matthews Offer Letter”), in connection with Mr. Matthew’s appointment. Pursuant to the Matthews Offer Letter, Mr. Matthews will receive compensation consistent with the Company’s non-employee director compensation policy, as in effect from time to time. Under the Company’s current policy, Mr. Matthews is entitled to an annual cash retainer of $40,000, as well as an additional annual retainer of $25,000 for each Board committee on which he serves. Mr. Matthews received a restricted stock award for 100,000 shares of common stock in connection with such appointment. Mr. Matthews is also eligible to receive additional annual equity compensation, the amount and form of which will be determined by the Company’s Compensation Committee in accordance with the Company’s equity compensation policies. The Company will provide Mr. Matthews with the same indemnification rights afforded to its other directors under its governing documents and applicable law, including the advancement of expenses to the fullest extent permitted. Additionally, the Company will maintain directors and officers liability insurance covering Mr. Matthews in his capacity as a director, on terms no less favorable than those applicable to other members of the Board. Such coverage will remain in effect for the duration of Mr. Matthews’ duration of service and for any applicable tail period following his departure, as required by law or Company policy.

On November 18, 2025, we executed an offer letter (the “Gopaul Offer Letter”) with Kevin Gopaul (such offer letter, the “Gopaul Offer Letter”), in connection with Mr. Matthew’s appointment. As set forth in the Gopaul Offer Letter, Mr. Gopaul will receive compensation consistent with the Company’s non-employee director compensation policy as in effect from time to time. Under the Company’s current policy, Mr. Gopaul is entitled to an annual cash retainer of $40,000, as well as an additional annual retainer of $25,000 for each Board committee on which he serves. Mr. Gopaul is also eligible to receive annual equity compensation, the amount and form of which will be determined by the Compensation Committee in accordance with the Company’s equity compensation policies.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (b)	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	250,000	$0.84	26,247,506
Equity compensation plans approved by security holders(2)	-	$-	2,915,071
Total	-	$-	29,162,577

(1) Represents shares available for issuance under the 2023 Plan.

(2) Represents shares available for issuance under the ViralClear Plan.

Streamex Corp. 2023 Long-Term Incentive Plan

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

Share Authorization. Subject to certain adjustments, the maximum aggregate number of shares of our Common Stock that may be delivered pursuant to awards under the 2023 Plan is currently 37,230,130 shares, subject to adjustment in certain circumstances to prevent dilution or enlargement as described below. All of the shares available for issuance as an award under the 2023 Plan may be delivered pursuant to incentive stock options.

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

Administration. Under the terms of the 2023 Plan, the 2023 Plan will be administered by our Board or such committee of the Board as is designated by the Board to administer the 2023 Plan (the “Committee”), which, to the extent necessary to satisfy the requirements of Rule 16b-3 under the Exchange Act, shall consist entirely of two or more “outside directors” as defined in Rule 16b-3 under the Exchange Act. At any time there is no Committee to administer the 2023 Plan, any reference to the Committee is a reference to our Board. The Committee will determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the 2023 Plan; establish and revise rules and regulations relating to the 2023 Plan and any sub-plans (including sub-plans for awards made to participants who do not reside in the United States); establish performance goals applicable to awards and certify the extent of their achievement; and make any other determinations that it believes are necessary for the administration of the 2023 Plan. The Committee may delegate certain of its duties to one or more of our officers as provided in the 2023 Plan.

Eligibility. The 2023 Plan provides for awards to the outside directors, officers, employees, and contractors of the Company and our subsidiaries. As of March 27, 2026, there were 9 employees, 6 directors, and approximately 12 consultants eligible to participate in the 2023 Plan. The Company’s current Section 16 executive officers and each member of our Board are among the individuals eligible to receive awards under the 2023 Plan.

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

Change in Control. In connection with a change in control, outstanding awards may be converted into new awards, exchanged or substituted for with new awards, or canceled for no consideration, provided participants were given notice and an opportunity to purchase or exercise such awards, or cancelled and cashed out based on the positive difference between the per share amount to be received in connection with the transaction and the purchase/exercise price per share of the award, if any. The description of a change in control and its effects on awards granted under the 2023 Plan is qualified in its entirety by reference to the relevant terms and provisions of the 2023 Plan, which, as amended to date, is attached as Annex A and Annex B to our Proxy Statement filed with the SEC on November 20, 2025.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Common Stock

The following table sets forth information regarding the beneficial ownership of our voting securities as of March 27, 2026 by (i) each person known to us to beneficially own five percent (5%) or more of any class of our voting securities; (ii) each of our named executive officers and directors; and (iii) all of our named directors and executive officers as a group. The percentages of voting securities beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, to our knowledge and subject to community property laws where applicable, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o Streamex Corp., 2431 Aloma Avenue, Suite 243, Winter Park, Florida 32792. Percentage of common stock ownership is based on 181,142,461 shares of common stock issued and outstanding and Exchangeable Shares outstanding as of March 27, 2026 (which includes 97,721,696 shares of common stock issued and outstanding and 83,420,765 Exchangeable Shares outstanding as of March 27, 2026). Percentage of Series C Preferred Stock ownership is based on 105 shares of Series C Preferred Stock issued and outstanding as of March 27, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC. For the purpose of calculating the number of shares beneficially owned by a stockholder and the percentage ownership of that stockholder, shares of common stock subject to options or warrants that are currently exercisable or exercisable within sixty (60) days of March 27, 2026 by that stockholder are deemed outstanding.

Name	Number of Shares of Common Stock Beneficially Owned (1)		Percentage Class (1) (2)	Number of Shares of Series C Preferred Stock Beneficially Owned	Percentage Class (6)	Total Voting Power
5% Beneficial holder
Henry McPhie	21,170,700	(3)	11.68%	—	—	11.68%
Morgan Lekstrom	20,854,921	(4)	11.51%	—	—	11.51%
Frank Giustra	17,811,845	(5)	9.83%	—	—	9.83%
Mathew August	10,653,913	(6)	5.88%	—	—	5.88%
Directors and Named Executive Officers
Henry McPhie	21,170,700	(3)	11.68%	—	—	11.68%
Morgan Lekstrom	20,854,921	(4)	11.51%	—	—	11.51%
Mitchell Williams	1,600,005	(7)	*	—	—	*
Donald Browne	228,345		*	—	—	*
Kevin Gopaul	100,000		*	—	—	*
Anthony Marciano	100,000		*	—	—	*
Shawn Matthews	100,000		*	—	—	*
Christine Plummer	31,250	(8)	*	—	—	*
All directors and executive officers as a group of seven person	44,185,221		24.28%	—	—	24.28%
Series C Holders
Ray Weber	180,903	(9)	*	45	42.86%	*
StoneX C/F Raymond E Weber IRA	140,905	(10)	*	35	33.33%	*
Martin F. Sauer	100,646	(11)	*	25	23.81%	*

* Less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 27, 2026, except as otherwise noted. Shares issuable pursuant to the exercise of stock options and other securities convertible into common stock exercisable within 60 days are deemed outstanding and held by the holder of such options or other securities for computing the percentage of outstanding common stock beneficially owned by such person but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	These percentages have been calculated based on 181,142,461 shares of common stock issued and outstanding and Exchangeable Shares outstanding as of March 27, 2026 (which includes 97,721,696 shares of common stock issued and outstanding and 83,420,765 Exchangeable Shares outstanding as of March 27, 2026)

(3)	Includes (i) 21,014,450 shares issuable upon retraction of Exchangeable Shares held by KH McPhie Holdings Inc., which is wholly owned by Mr. McPhie; Mr. McPhie has sole voting and dispositive power over such shares and (ii) 156,250 shares of common stock issuable upon the vesting of restricted stock units within 60 days of March 27, 2026.

(4)	Includes (i) 122,500 shares of common stock purchased on the open market, (ii) 20,707,421 shares issuable upon retraction of Exchangeable Shares held by All Mine Consulting Ltd., which is wholly owned by Mr. Lekstrom; Mr. Lekstrom has sole voting and dispositive power over such shares, and (iii) 25,000 shares of common stock issuable upon the vesting of restricted stock units within 60 days of March 27, 2026.

(5)	Includes (i) 15,510,209 shares held by Avanico Limited deemed beneficially owned by Frank Guistra, (ii) 1,278,205 shares held by Sestini & Co. deemed beneficially owned by Frank Guistra, and (iii) 1,023,431 shares held by Frank Guistra In Trust. Frank Guistra has sole voting and dispositive power over all of such shares.

(6)	Includes (i) 2,250,000 shares of common stock and (ii) 10,417,113 shares issuable upon retraction of Exchangeable Shares.

(7)	Includes (i) 51,511 shares of common stock purchased on the open market, (ii) 937,383 shares issuable upon retraction of Exchangeable Shares, and (iii) 611,111 shares of common stock issuable upon the vesting of restricted stock units within 60 days of March 27, 2026.

(8)	Comprised of shares of common stock issuable upon the vesting of restricted stock units within 60 days of March 27, 2026.

(9)	These percentages have been calculated based on 105 shares of Series C Preferred Stock outstanding as of March 27, 2026.

(10)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of March 27, 2026. Ray Weber may also be deemed beneficial owner of shares held by StoneX Group Inc C/F Raymond E Weber IRA. Mr. Weber’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(11)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of March 27, 2026. This stockholder’s address is 27 Zabriskie St., Jersey City, NJ 07307.

(12)	Comprised of shares of common stock issuable upon the conversion of shares of our Series C Preferred Stock, including dividends accrued thereon as of March 27, 2026. This stockholder’s address is 1028 Steeplechase Dr. Lancaster, PA 17601.

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

On June 5, 2024, the Company and Mr. Groenewald entered into a consulting agreement pursuant to which Mr. agreed to serve as the Company’s interim chief financial officer, principal accounting officer and vice president of finance. The agreement provided for compensation at a fixed rate of $15,000 per month and reimbursement by the Company for any usual and customary business expenses incurred by Mr. Groenewald in connection with performing services pursuant to the agreement. In addition, the agreement provided for the Company to indemnify Mr. Groenewald on terms customary for officers.

Accounts payable and accrued expenses include due to related parties comprised primarily director fees and travel reimbursements. Due to related parties as of December 31, 2025 and 2024 was $66 and $19, respectively.

As of December 31, 2025, $11 thousand due from Henry McPhie, the Company’s new Chief Executive Officer and Board of Directors.

On March 1, 2024, the Company issued 500,000 shares of common stock to Frederick D Hrkac, a former director, in exchange for consulting services with a fair value of $353, pursuant to a consulting agreement dated March 1, 2024.

On March 1, 2024, the Company issued 500,000 shares of common stock to Anthony Amato, former CEO and former director, in exchange for services with a fair value of $353.

On June 7, 2024, the Company issued 50,000 shares of common stock to Anthony Amato, former CEO and former director, in exchange for services with a fair value of $93.

On March 7, 2024, the company issued a promissory note to a significant shareholder for $500,000. This note was subsequently converted into shares of common stock.

On June 6, 2024, Streamex Exchange issued 83,333 shares of Streamex Exchange to Morgan Lekstrom, Chairman of Streamex Exchange and now also Interim Executive Chairman of the Company, and 83,333 shares of Streamex Exchange to Karl Henry McPhie, Chief Executive Officer of Streamex Exchange and now also of the Company, valued at $0.15 for an aggregate amount of $25.0 million. On November 26, 2024, Streamex Exchange issued an aggregate of 29,449,998 shares of Streamex Exchange to the following officers and directors of Streamex Exchange: 13,749,999 shares of Streamex Exchange to Karl Henry McPhie, valued at 0.0001 for $1.4 million, 13,749,999 shares of Streamex Exchange to Morgan Lekstrom, valued at 0.0001 for $1.4 million, and 1,950,000 Streamex Shares to Sean Roosen, director of Streamex Exchange, valued at 0.025 for $48.8 million.

On May 23, 2025, the Company entered into that certain Share Purchase Agreement, with Streamex Exchange, ExchangeCo, Callco, the Shareholders, and Trustee of the trust formed pursuant to the Exchange Rights Agreement, dated May 23, 2025, between the Company, ExchangeCo, CallCo, and the Trustee, governing the rights of holders of Exchangeable Shares, pursuant to which, the Company, through ExchangeCo, on May 28, 2025, acquired the Streamex Shares from the Shareholders and in exchange for the Streamex Shares, ExchangeCo issued an aggregate of 109,070,039 Exchangeable Shares, at the Exchange Ratio for each Streamex Share in the Share Exchange. The Exchangeable Shares are exchangeable on a one-for-one basis for shares of the common stock, in accordance with the Exchange Ratio and subject to certain adjustments. The Exchangeable Shares carry rights substantially equivalent to those of the Company’s common stock. In connection with the Share Purchase Agreement and Share Exchange, Karl Henry McPhie, Morgan Lekstrom, and Mitch Williams as shareholders of Streamex, received 21,014,450, 20,707,421, and 937,382 Exchangeable Shares, respectively. The Exchangeable Shares were issued to the above on the same terms and conditions as those issued to the other Streamex Shareholders.

On May 23, 2025, the Company issued an aggregate of 2,198,345 shares of its common stock to Anthony Amato, the Company’s former Chief Executive Officer and a former director, with an aggregate grant-date fair value of approximately $5.9 million. The issuances were made in connection with Mr. Amato’s resignation and separation from the Company pursuant to the terms of the Share Purchase Agreement dated May 23, 2025 and the First Amendment to his Executive Employment Agreement.

Pursuant to the amendment to Mr. Amato’s employment agreement, all previously granted equity awards held by Mr. Amato, including vested and unvested stock options, restricted stock units, performance stock units, and other equity-based awards, were accelerated and deemed fully vested and nonforfeitable as of the effective date of the transaction. The accelerated vesting and related equity issuances were contractually agreed upon as part of the severance and separation provisions associated with Mr. Amato’s resignation in connection with the Company’s acquisition of Streamex Exchange Corporation.

On May 29, 2025, the Company granted 1,000,000 RSUs to Mitchell Williams, the Company’s Chief Investment Officer, with a grant-date fair value of approximately $5.1 million which 611,111 vest on April 29, 2026, 55,557 vest on May 29, 2026, 166,667 vest on August 29, 2026 and 166,665 vest on November 29, 2026, subject to his continued service, subject to continued service.

On November 18, 2025, the Company entered into an employment agreement with Mr. Groenewald, effective October 1, 2025. The agreement provided that Mr. Groenewald will receive an annual base salary of $225,000 and will be eligible to receive an annual incentive package with a target value equal to 65% of base salary, payable in cash and equity, based on performance goals established by the Board. For 2025, he will be entitled to a prorated annual bonus based on the portion of the year employed. Mr. Groenewald received (i) 100,000 fully vested shares of common stock and (ii) 400,000 restricted stock units vesting in sixteen equal quarterly installments over four years, in each case subject to his continued service. The agreement also includes customary confidentiality covenants, indemnification protections, directors’ and officers’ liability insurance coverage, and clawback provisions applicable to incentive compensation.

Independent Directors

We are currently listed on the Nasdaq Capital Market and therefore rely on the definition of independence set forth in the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Based upon information requested from and provided by each director concerning his background, employment, and affiliations, including family relationships, we have determined that each of Kevin Gopaul, Donald F. Browne, Anthony Marciano and Shawn Matthews has no material relationships with us that would interfere with the exercise of independent judgment and is an “independent director” as that term is defined in the Nasdaq Listing Rules.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Independent Registered Public Accounting Firms

The following table presents the aggregate fees billed to the Company by CBIZ CPAs P.C. (“CBIZ CPAs”) and Marcum LLP (“Marcum”) for professional services rendered for the fiscal years ended December 31, 2025 and 2024:

	2025	2024
Audit Fees	$659,950	$204,112
Audit-Related Fees	-	-
Tax Fees	-	-
All other fees	-	-
Total Fees	$659,950	$204,112

Audit Fees. This category consist of fees billed and expected to be billed for professional services rendered for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports, and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings, including registration statements filed with the Securities and Exchange Commission.

Audit-Related Fees. This category consist of fees for services that are traditionally performed by the independent registered public accounting firm, including fees billed or accrued primarily for employee benefit plan audits and other attestation services.

Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All other fees. This category consist of fees billed for products and services provided by our independent registered public accountant, other than those disclosed above.

Change in Independent Registered Public Accounting Firm

On November 1, 2024, CBIZ CPAs acquired the attest business of Marcum, which had served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2024. As a result of this transaction, on April 30, 2025, Marcum informed the Company that it would resign as the Company’s independent registered public accounting firm.

Also on April 30, 2025, following approval by the Audit Committee of the Board of Directors, the Company engaged CBIZ CPAs as its independent registered public accounting firm. CBIZ CPAs served as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2025.

The reports of Marcum on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for the inclusion of an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2024 and 2023, and through April 30, 2025, there were no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, as defined in Item 304(a)(1)(iv) of Regulation S-K, and no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, other than the material weaknesses in internal control over financial reporting disclosed in Part II, Item 9A of this Annual Report on Form 10-K.

During the fiscal years ended December 31, 2024 and 2023 and through April 30, 2025, neither the Company nor anyone acting on its behalf consulted with CBIZ regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or (iii) any matter that was the subject of a disagreement or reportable event, as defined in Item 304(a) of Regulation S-K.

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

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements

The following financial statements are included herein:

(2)	Exhibits

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of May 23, 2025, by and among the Company, Streamex Exchange Corporation, BST Sub ULC, 1540875 B.C. Ltd., the shareholders of Streamex Exchange Corporation, and 1540873 B.C. Ltd., as trustee (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on May 27, 2025)
2.2	First Amendment to Share Purchase Agreement dated May 27, 2025 by and between the Company, Streamex Exchange Corporation, BST Sub ULC, and 1540875 B.C. Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 30, 2025)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form S-1 filed on July 22, 2013)
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Form S-1 filed on July 22, 2013)
3.3	Certificate of Second Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Form S-1 filed on July 22, 2013)
3.4	Certificate of Third Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.5 to the Form S-1/A filed on January 21, 2014)
3.5	Certificate of Fourth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.6 to the Form S-1/A filed on March 28, 2014)
3.6	Certificate of Fifth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on August 21, 2014)
3.7	Certificate of Sixth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 25, 2016)
3.8	Certificate of Seventh Amendment to the Amended and Restated Certificate of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 10, 2018)
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 9, 2017)
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on February 16, 2018)
3.11	Certificate of Designations of Series F Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on July 17, 2020)
3.12	Amended and Restated Bylaws of the Company (incorporated by reference to the Exhibit 3.1 to the Form 8-K filed on September 27, 2019)
3.13	Amendment No. 1 to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on October 22, 2019)
3.14	Amendment No. 2 to Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on December 28, 2022)
3.15	Amendment No. 3 to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 8, 2023)
3.16	Certificate of Eighth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on January 31, 2024)

3.17	Form of Certificate of Designation of Special Voting Stock of BioSig Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on May 27, 2025)
3.18	Certificate of Ninth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 5, 2025)
3.19	Certificate of Tenth Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on September 11, 2025)
3.20	Certificate of Eleventh Amendment to the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Form 8-K filed on November 19, 2025)
4.1*	Description of Securities.
4.2	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 6, 2021)
4.3	Form of Underwriter Warrant (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on June 29, 2022)
4.4	Form of Common Stock Purchase Warrant dated December 27, 2022 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on December 28, 2022)
4.5	Form of Common Stock Purchase Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 17, 2023)
4.6	Form of Laidlaw Warrant dated January 13, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on February 8, 2023)
4.7	Form of Common Stock Purchase Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 24, 2023)
4.8	Form of Laidlaw Warrant dated January 24, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 7, 2023)
4.9	Form of Common Stock Purchase Warrant dated January 26, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 26, 2023)
4.10	Form of Common Stock Purchase Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 8, 2023)
4.11	Form of Laidlaw Warrant dated February 8, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on February 8, 2023)
4.12	Form of Common Stock Purchase Warrant dated February 13, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on February 13, 2023)
4.13	Form of Laidlaw Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 15, 2023)
4.14	Form of Common Stock Purchase Warrant dated March 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 15, 2023)
4.15	Form of Laidlaw Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on March 29, 2023)
4.16	Form of Common Stock Purchase Warrant dated March 29, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 29, 2023)
4.17	Form of Common Stock Purchase Warrant dated April 21, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on April 21, 2023)
4.18	Form of Laidlaw Warrant dated April 21 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on April 21, 2023)
4.19	Form of Laidlaw Warrant dated May 22, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on May 22, 2023)
4.20	Form of Common Stock Purchase Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on July 31, 2023)
4.21	Form of Laidlaw Warrant dated July 31, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on July 31, 2023)

4.22	Form of Common Stock Purchase Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 12, 2023)
4.23	Form of Laidlaw Warrant dated September 12, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 12, 2023)
4.24	Form of Common Stock Purchase Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 27, 2023)
4.25	Form of Laidlaw Warrant dated September 27, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on September 27, 2023)
4.26	Form of Common Stock Purchase Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on October 16, 2023)
4.27	Form of Laidlaw Warrant dated October 16, 2023 (incorporated by reference to Exhibit 4.2 to the Form 8-K filed on October 16, 2023)
4.28	Form of Placement Agent Warrant dated November 13, 2023 (incorporated by reference to Exhibit 4.3 to the Form 8-K filed on November 13, 2023)
4.29	Form of Common Stock Purchase Warrant dated January 12, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on January 12, 2024)
4.30	Form of Common Stock Purchase Warrant dated May 7, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on May 7, 2024)
4.31	Form of Common Stock Purchase Warrant dated March 5, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 5, 2025)
4.32	Form of Note, dated March 7, 2024 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on March 12, 2024)
4.33	Common Stock Purchase Warrant of the Company, dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (EP Software Warrant)
4.34	Common Stock Purchase Warrant of the Company, dated November 20, 2019, issued to Mayo Foundation for Medical Education and Research (Tools Warrant)
4.35	Common Stock Purchase Warrant of ViralClear Pharmaceuticals, Inc., dated November 20, 2019, issued to Mayo Clinic Ventures
10.1	Form of Securities Purchase Agreement dated as of January 12, 2024 by and between the Company and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on January 12, 2024)
10.2	Securities Purchase Agreement dated May 1, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 7, 2024)
10.3	Form of Securities Purchase Agreement dated May 30, 2024 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 30, 2024
10.4+	Executive Employment Agreement, dated September 11, 2024, by and between the Company and Anthony Amato (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
10.5+	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
10.6+	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on September 13, 2024)
10.7	At The Market Offering Agreement, dated December 18, 2024, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2024)

10.8	Equity Subscription Agreement, dated February 28, 2025, between the Company and Lind Global Fund III, LP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2025)
10.9	Form of Securities Purchase Agreement dated as of March 5, 2025, by and between the Company and certain purchasers set forth therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 5, 2025)
10.10	Form of Voting Agreement between the Company and a certain stockholders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 27, 2025)
10.12	Form of Exchange Rights Agreement between the Company, BST Sub ULC, 1540875 B.C. Ltd., and 1540873 B.C. Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 27, 2025)
10.13	Form of Support Agreement between the Company, BST Sub ULC, 1540875 B.C. Ltd., and 1540873 B.C. Ltd. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on May 27, 2025)
10.14+	First Amendment to Executive Employment Agreement between the Company and Anthony Amato (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on May 27, 2025)
10.15+	Form of Letter Agreement between the Company and Anthony Amato (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on May 27, 2025)
10.16	Form of Finder Agreement between the Company and certain finders (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 30, 2025)
10.17	Form of Lock-up Letter Agreement (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on May 30, 2025)
10.18	Standby Equity Purchase Agreement dated as of July 7, 2025, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on July 9, 2025)
10.19	Amendment to Secured Convertible Debenture Purchase Agreement, dated as of August 13, 2025, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 13, 2025)
10.20	Underwriting Agreement, dated as of August 13, 2025, by and among the Company, Clear Street LLC and Needham & Company. (incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the SEC on August 15, 2025)
10.21+	Incentive Plan Amendment (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 5, 2025)
10.22	Tokenized Yield Partnership Agreement, dated as of September 8, 2025, between the Company and Monetary Metals & Co. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 8, 2025)
10.23	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on October 29, 2025)
10.24	Amendment No. 2 to Secured Convertible Debenture Purchase Agreement, dated as of October 28, 2025, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 29, 2025)
10.25	Secured Convertible Debenture, issued to YA II PN, Ltd., dated November 4, 2025 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on November 6, 2025)
10.26	Amendment No. 3 to Secured Convertible Debenture Purchase Agreement, dated as of November 4, 2025, between the Company and YA II PN, Ltd. (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on November 6, 2025)
10.27	Guaranty and Security Agreement, dated as of November 4, 2025, between Company, YA II PN, Ltd., and certain other persons thereto from time to time as Grantors (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on November 6, 2025)
10.28	Canadian Guaranty and Security Agreement, dated as of November 4, 2025, between Company, YA II PN, Ltd., and certain other persons thereto from time to time as Grantors (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on November 6, 2025)
10.29	Registration Rights Agreement, dated as of November 4, 2025, by and between Company and YA II PN, Ltd. (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on November 6, 2025)
10.30	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on November 6, 2025)

10.31+	Offer Letter to Kevin Gopaul, dated November 17, 2025 (incorporated by reference to Exhibit 10.5 to the Form 8-K filed with the SEC on November 6, 2025)
10.32+	Employment Agreement between Streamex Corp. and Karl Henry McPhie, dated November 18, 2025 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on November 19, 2025)
10.33+	Employment Agreement between Streamex Corp. and Ferdinand Groenewald, dated November 18, 2025 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on November 19, 2025)
10.34+	Employment Agreement between Streamex Corp. and Ferdinand Groenewald, dated November 18, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on November 19, 2025)
10.35+	Chairman of the Board Agreement between Streamex Corp., dated November 18, 2025 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on November 19, 2025)
10.36	Share Purchase Agreement dated December 11, 2025 between Streamex Corp and Terra Capital Natural Resources Fund Pty Ltd. (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on December 16, 2025)
10.37	Underwriting Agreement, dated as of August 13, 2025, by and among the Company and Needham & Company (incorporated by reference to Exhibit 1.1 to the Form 8-K filed with the SEC on January 27, 2026)
10.38+	Offer Letter to Anthony Marciano, dated February 3, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 9, 2026).
10.39+	Offer Letter to Shawn Matthews, dated March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 6, 2026).
16.1	Letter from Marcum LLP dated April 30, 2025 (incorporated by reference to Exhibit 16 to the Form 8-K filed with the SEC on April 30, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed with the SEC on April 15, 2025)
21.1*	Subsidiary List
23.1*	Consent of CBIZ CPAs P.C.
23.3*	Consent of Marcum LLP
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy adopted November 6, 2023 (incorporated by reference to Exhibit 97 to our 10-K filed on April 16, 2024)
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or compensatory plan.

ITEM 16 – FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized

STREAMEX CORP.

Date: March 31, 2026	By:	/s/ Henry McPhie
Henry McPhie
Chief Executive Officer (Principal Executive Officer)

Date: March 31, 2026	By:	/s/ Christine Plummer
Christine Plummer
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Henry McPhie and Christine Plummer his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Karl Henry McPhie	Chief Executive Officer, Director	March 31, 2026
Karl Henry McPhie	(Principal Executive Officer)

/s/ Christine Plummer	Chief Financial Officer	March 31, 2026
Christine Plummer	(Principal Financial Officer Accounting Officer)

/ s/ Morgan Lekstrom	Interim Executive Chairman	March 31, 2026
Morgan Lekstrom

/s/ Donald F. Browne	Director	March 31, 2026
Donald F. Browne

/s/ Kevin Gopaul	Director	March 31, 2026
Kevin Gopaul

/s/ Anthony Marciano	Director	March 31, 2026
Anthony Marciano

/s/ Shawn Matthews	Director	March 31, 2026
Shawn Matthews

