Form 10-Q
period 2026-03-31
Streamex Corp.
filed 2026-05-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 104,274,817 shares of the registrants common stock, par value $0.001 per share, outstanding.

Exchangeable and Special Voting Shares:

As of May 13, 2026, there were outstanding 77,530,617 exchangeable shares of BST Sub ULC, a wholly owned subsidiary of the registrant. The exchangeable shares are exchangeable for an equal number of the registrants common stock, and carry rights substantially equivalent to the Company’s common stock, including rights to dividends, liquidation preferences, and voting (via a Special Voting Preferred Stock held by a trustee).

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STREAMEX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Par Value and Share Amounts)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$6,859	$20,316
Sales tax receivable	59	51
Due from related party	-	11
Marketable securities	23,766	9,706
Other assets held for sale – restricted gold	-	23,472
Other assets held for sale – gold	-	1,000
Prepaid expenses and other assets	15,220	17,339
Total current assets	45,904	71,895
Non-current assets:
Other assets held at cost – gold	15,225	-
Property and equipment, net	12	25
Intangible assets, net	42,418	44,639
Goodwill	69,758	70,984
Total non-current assets	127,413	115,648
Total assets	$173,317	$187,543

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses, including $907 and $66 to related parties as of March 31, 2026, and December 31, 2025, respectively.	$3,179	$2,952
Dividends payable	123	121
Convertible debentures, net	-	38,021
Embedded derivative liability	-	1,700
Total current liabilities	3,302	42,794
Deferred tax liability	10,669	11,421
Total liabilities	13,971	54,215

Commitments and contingencies (Note 16)

Mezzanine equity
Redeemable Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; (liquidation preference of $105; cumulative dividends payable of $123 and $121 as of March 31, 2026, and December 31, 2025, respectively).	105	105

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock.	-	-
Common stock, $0.001 par value, authorized 500,000,000 shares, 97,721,696 and 49,805,275 issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.	98	50
Additional paid-in-capital	924,802	850,447
Accumulated other comprehensive (loss) income	(1,102)	814
Accumulated deficit	(764,813)	(718,120)
Total stockholders’ equity attributable to Streamex Corp.	158,985	133,191
Non-controlling interest	256	32
Total stockholders’ equity	159,241	133,223
Total liabilities, mezzanine equity and stockholders’ equity	$173,317	$187,543

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In Thousands, Except Par Value and Share Amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$-	$-

Operating expenses:
Research and development	-	6
General and administrative	34,254	2,957
Depreciation and amortization	1,492	21
Total operating expenses	35,746	2,984

Loss from operations	(35,746)	(2,984)

Other income (expense):
Interest expense, net	(12,195)	-
Realized gain on sale of gold	2,938	-
Realized gain on marketable securities	484	-
Change in fair value of marketable securities	(134)	-
Change in fair value of embedded derivative	497	-
Realized loss on extinguishment of convertible debentures	(3,057)	-
Realized loss on investment	(119)	-
Gain on settlement and forgiveness of debt	-	199
Other income (expense), net	73	(15)
Total other income (expense), net	(11,513)	184

Loss before income taxes	(47,259)	(2,800)

Income taxes (benefit)	(565)	-

Net loss	(46,694)	(2,800)
Non-controlling interest	1	(12)
Net loss attributable to Streamex Corp.	(46,693)	(2,812)

Preferred stock dividend	(2)	(2)
Preferred stock deemed dividend	-	-
Net loss attributed to Streamex Corp. Common Shareholders	(46,695)	(2,814)
Net loss per common share, basic and diluted	$(0.27)	$(0.14)
Weighted average number of common shares outstanding, basic and diluted	174,590,397	20,787,808

Comprehensive (Loss) Income:
Net loss	$(46,694)	$(2,800)
Other comprehensive loss
Change in foreign currency translation adjustments	(1,916)	-
Total comprehensive loss	(48,610)	(2,800)
Comprehensive (loss) income attributable to non-controlling interest	1	(12)
Comprehensive loss attributable to Streamex Corp.	$(48,609)	$(2,812)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(In Thousands, Except Par Value and Share Amounts)

	Common stock Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interest	Total
Balance, December 31, 2025	49,805,275	$50	$850,447	$(718,120)	$814	$32	$133,223
Stock based compensation	6,123,941	6	21,455	-	-	-	21,461
Exercise of warrants	54,647	*	-	-	-	-	-
Net proceeds from issuance of common stock in underwritten public offering	13,416,667	13	37,171	-	-	-	37,184
Conversion of exchangeable shares into common stock	24,571,166	25	(25)	-	-	-	-
Conversion of convertible debentures into common stock	3,750,000	4	15,756	-	-	-	15,760
Issuance of equity to noncontrolling interest holders	-	-	-	-	-	225	225
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(1,916)	-	(1,916)
Net loss	-	-	-	(46,693)	-	(1)	(46,694)
Balance, March 31, 2026	97,721,696	$98	$924,802	$(764,813)	$(1,102)	$256	$159,241

	Common stock Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit	Non- controlling Interest	Total
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$17	$(1,527)
Stock based compensation	1,663,543	2	2,072	-	-	2,074
Exercise of warrants	48,996	*	-	-	-	-
Sale of common stock under at-the- market offering, net of transaction costs	4,403,166	4	3,878	-	-	3,882
Sale of common stock and warrants	758,514	1	817	-	-	818
Common stock issued to settle accounts payable	135,000	*	189			189
Preferred stock dividend	-	-	(2)	-	-	(2)
Net (loss) income	-	-	-	(2,812)	12	(2,800)
Balance, March 31, 2025	24,248,315	$24	$260,738	$(258,157)	$29	$2,634

*	- less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands, Except Par Value and Share Amounts)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,694)	$(2,800)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,492	21
Amortization of debt discount and issuance costs	11,979	-
Gain on settlement and extinguishment of accounts payable	-	199
Non-cash lease expense	-	41
Realized gain on sale of gold	(2,938)	-
Realized gain on marketable securities	(484)	-
Change in fair value of marketable securities	134	-
Change in fair value of embedded derivative	(497)	-
Realized loss on extinguishment of convertible debentures	3,057	-
Realized loss on investment	119	-
Stock-based compensation expense	25,370	2,074
Deferred income taxes	(565)	-
Changes in operating assets and liabilities:
Accounts receivable	11	-
Lease receivables	-	17
Sales tax receivable	(9)	-
Prepaid expenses and other assets	(1,934)	(70)
Accounts payable and accrued expenses	780	(555)
Operating lease liabilities	-	(42)
Net cash used in operating activities	(10,179)	(1,115)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(23,900)	-
Proceeds from the sale of marketable securities	10,190	-
Proceeds from the sale of non-marketable equity investments	25	-
Proceeds from sale of gold	26,410	-
Purchase of gold assets	(14,225)	-
Net cash used in investing activity	(1,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under at-the-market offerings, net of issuance costs	-	3,882
Proceeds from sale of common stock and warrants, net of issuance costs	-	818
Repayment of finance obligation	(546)	-
Net proceeds from issuance of common stock in underwritten public offering	37,184	-
Proceeds from issuance of equity in subsidiary to non-controlling interest holders	225	-
Repayment of convertible debentures	(38,500)	-
Net cash (used in) provided by financing activities	(1,637)	4,700

Effect of exchange rate change on cash	(141)	-
Net (decrease) increase in cash	(13,457)	3,585
Cash, beginning of the period	20,316	142
Cash, end of the period	$6,859	$3,727

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$403	$-
Cash paid during the period for income taxes	$-	$-

Noncash investing and financing activities:
Common stock issued in settlement of accounts payable	$-	$189
Dividend payable on preferred stock charged to additional paid-in-capital	$2	$2
Conversion of convertible debentures into common stock	$15,760	$-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026 (Unaudited)

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

The Company continues to evaluate opportunities for its subsidiaries ViralClear Pharmaceuticals, Inc. (“ViralClear”) and BioSig AI Sciences, Inc. (“BioSig AI”). As of March 31, 2026 and December 31, 2025, the Company held a majority interest of approximately 70% in ViralClear. As of March 31, 2026, and December 31, 2025, the Company held a majority interest of approximately 84% in BioSig AI.

During the three months ended March 31, 2026, the Company, through Streamex Ltd., a Cayman Islands special-purpose entity consolidated as a variable interest entity, acquired approximately $15,225 of gold bullion to support the GLDY Token program. As of March 31, 2026, the Company held approximately 98.5% of outstanding GLDY Tokens. Two related party officers of the Company subscribed for an aggregate of approximately $225 of GLDY Tokens during March 2026. The Company also formed GLDY ServiceCo, LLC, a wholly owned subsidiary that acts as servicer to Streamex Ltd. under a servicing arrangement.

NOTE 2 – LIQUIDITY

As of March 31, 2026, we had working capital of approximately $42,602 and cash of $6,859. For the three months ended March 31, 2026, we used $10,179 in operating activities, used $1,500 in investing activities, and used $1,637 in financing activities, primarily reflecting the repayment of the remaining outstanding balance on the secured convertible debentures of approximately $38.5 million, substantially offset by net proceeds of approximately $37.2 million from an underwritten public offering completed in January 2026.

During the three months ended March 31, 2026, the Company strengthened its liquidity position through financing transactions and asset monetization activities and eliminated its outstanding convertible debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of approximately $37.2 million. The Company also received approximately $10.1 million from the sale of marketable securities and approximately $26.4 million from the sale of gold bullion that had been classified as held for sale as of December 31, 2025. In February 2026, following a partial conversion of the secured convertible debentures into common stock, the Company repaid the remaining outstanding balance for an aggregate cash payment of approximately $38.5 million, and all related security interests were released.

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

Based on our existing cash and working capital position, management believes that the Company has the ability to continue as a going concern for at least one year from the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company believes it will have sufficient liquidity to meet its anticipated working capital requirements, capital expenditures, and other liquidity needs during that period.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the SEC regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Streamex Corp. and its consolidated subsidiaries, including variable interest entities (“VIEs”) for which the Company is determined to be the primary beneficiary. All intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests represent the portion of equity interests in consolidated subsidiaries not attributable to the Company and are reported as a separate component of stockholders’ equity.

During the three months ended March 31, 2026, the Company determined that it became the primary beneficiary of Streamex Ltd., a Cayman Islands exempted company, under the VIE model in ASC 810, Consolidation. The Company became the primary beneficiary upon the formation and initial capitalization of Streamex Ltd. in February 2026, at which time the Company obtained the power to direct the activities of Streamex Ltd. that most significantly impact its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, Streamex Ltd. has been consolidated from the date the Company became the primary beneficiary. See Note 9, Streamex Ltd. (VIE), for additional information.

Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates.

Foreign Currency Translation

The functional currency of the Company’s Canadian subsidiary, ExchangeCo, is the Canadian dollar. Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rate for the period. Resulting translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Marketable Securities

The Company’s marketable securities consist of equity securities measured at fair value with changes in fair value recognized in earnings, in accordance with ASC 321, Investments — Equity Securities. Fair value is determined using quoted market prices in active markets (Level 1).

Gold Assets

The Company, through its consolidated variable interest entity Streamex Ltd., holds physical gold bullion. Gold purchased for the purpose of backing GLDY Token obligations is recorded at cost, which includes the purchase price and directly attributable transaction costs, and is classified as “Other assets held at cost – gold” within non-current assets on the unaudited condensed consolidated balance sheet. The Company classifies the gold as a non-current asset because the gold is acquired and held to support the long-term GLDY Token program and related leasing activities, and management does not expect to liquidate the gold within the next twelve months. The gold is accounted for as a long-lived tangible asset within the scope of ASC 360. Cost is determined on a specific identification basis. Ongoing storage, insurance, and administrative custody costs are expensed as incurred.

Management evaluates the gold for impairment under ASC 360-10-35 when events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events may include, among other factors, a significant decline in market prices, adverse changes in legal, regulatory, or custodial conditions, or other factors affecting the Company’s ability to access or realize economic benefits from the asset. The Company considers both market-based and asset-specific factors in assessing whether an impairment indicator exists. Once classified as held for sale, the gold is carried at the lower of carrying amount or fair value less cost to sell, with any write-downs recognized in earnings and subsequent increases recognized only to the extent of previously recognized losses. No impairment charges were recorded during the three months ended March 31, 2026.

Gold that has been committed for sale or that management has committed to a plan of sale is reclassified to “Other assets held for sale” and measured at the lower of carrying amount or fair value less costs to sell in accordance with ASC 360.

Concentration of Assets

As of March 31, 2026, the Company’s consolidated assets totaled $173,317, of which approximately 33% ($56,387) were located in the United States and 67% ($116,930) were located in Canada. The Canadian assets are held through ExchangeCo, a wholly owned subsidiary of the Company, and relate to the Company’s Streamex Exchange business. These assets consist primarily of goodwill and intangible assets ($111,931), cash ($4,907), sales tax receivable ($59), and prepaid expenses and other assets ($33).

As of March 31, 2026, the Company’s cash of $6,859 was held across the following jurisdictions: approximately $1,952 in the United States (including $60 held by Streamex Ltd., the Company’s consolidated VIE, in accounts in the United States and the Cayman Islands), and approximately $4,907 in Canada through ExchangeCo. Cash held in Canada is denominated primarily in U.S. dollars and is not subject to material repatriation restrictions.

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

Potentially dilutive securities excluded from the computation of basic and diluted net income (loss) per share are as follows:

	March 31,	March 31,
	2026	2025
Series C convertible preferred stock	434,845	564,234
Options to purchase common stock	2,921,000	2,486,000
Performance-based restricted stock units	1,500,000	-
Warrants to purchase common stock	1,647,885	5,577,260
Restricted stock units to acquire common stock	4,583,375	1,160,830
Totals	11,087,105	9,788,324

Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2025-05 in 2026 and the adoption had no material impact on our unaudited condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement and disclosures about selling expenses. As amended by ASU 2025-01, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating ASU 2024-03 and does not expect it to have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

NOTE 4 – BUSINESS ACQUISITION

Streamex Exchange Corporation

Transaction Overview

On May 28, 2025, the Company completed the acquisition of Streamex Exchange, a software development company based in Vancouver, British Columbia, specializing in digital tools for commodity trading and finance.

The acquisition was effected pursuant to the Share Purchase Agreement dated May 23, 2025, as amended on May 27, 2025, by and among the Company, its wholly-owned subsidiaries ExchangeCo and Callco, the Streamex Exchange Shareholders, and 1540873 B.C. Ltd., as trustee under the Exchange Rights Agreement.

Under the terms of the Share Purchase Agreement, ExchangeCo acquired all of the issued and outstanding shares of Streamex Exchange (the “Purchased Shares”) in exchange for 109,070,079 Exchangeable Shares of ExchangeCo, issued at a ratio of 2.046862 Exchangeable Shares per Purchased Share. The Exchangeable Shares are exchangeable on a one-for-one basis for shares of the Company’s common stock, subject to certain adjustments and conditions described below.

The purpose of the Acquisition was to enhance shareholder value by combining with a privately held operating company and positioning the combined entity for future growth with expansion into digital commodity trading and blockchain-based financial technologies. The acquisition was undertaken to expand the Company’s technology platform into digital commodity trading and blockchain-based financial infrastructure and to obtain the assembled workforce, intellectual property, and regulatory capabilities of Streamex Exchange.

In connection with the transaction, the Company evaluated the accounting under ASC 805, Business Combinations, and ASC 810, Consolidation. The Company concluded the acquired set met the definition of a business. In making this determination, the Company considered the concentration test in ASC 805 and determined that substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. The Company also evaluated whether the acquiree is a variable interest entity (“VIE”) and concluded Streamex Exchange is a VIE because, among other factors, it lacked sufficient equity at risk to finance its activities without additional subordinated financial support and the equity holders, as a group, did not have substantive power to direct the activities that most significantly impact economic performance at the acquisition date.

The Company concluded it is the primary beneficiary because it has both (i) the power to direct the activities that most significantly impact Streamex’s economic performance through governance rights in place at closing and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, the transaction is accounted for as a business combination with the Company as the accounting acquirer, and Streamex Exchange has been consolidated in the Company’s financial statements from the acquisition date.

Shareholder Approval and Contingent Features

Initially, the Exchangeable Shares were not exchangeable into more than 19.99% of the Company’s outstanding common stock on a pre-transaction basis, in accordance with Nasdaq listing rules. Following the closing, the Company sought stockholder approval for certain matters related to the transaction, including the issuance of shares of common stock exchangeable for Exchangeable Shares, the issuance of shares underlying the Convertible Debentures, increases to the authorized share count and the 2023 Long-Term Incentive Plan, and amendments to the Company’s Amended and Restated Certificate of Incorporation. At the special meeting of stockholders held on September 5, 2025, all proposals except the issuance of shares exchangeable for Exchangeable Shares (Proposal A) were approved. Proposal A was subsequently approved on November 4, 2025.

Following stockholder approval of Proposal A on November 4, 2025, and subject to the terms of the Exchange Rights Agreement, the holders of Exchangeable Shares are entitled to exchange such shares for an aggregate of 109,070,079 shares of the Company’s common stock representing up to 75% of the Company’s fully diluted common stock as of the Share Purchase Agreement date.

Consideration Transferred

The fair value of the consideration transferred was $105,498, consisting entirely of Exchangeable Shares issued by ExchangeCo. Due to the lack of an active market for the Exchangeable Shares and the contingent nature of their conversion, a fundamentals-based valuation approach was used to estimate the fair value of the consideration. The contingent consideration related to the potential adjustment of the Exchange Ratio from 1.0 to 1.25—triggered if shareholder approval is not obtained within six months following the closing date—was not included in the purchase consideration as of May 28, 2025. As stockholder approval was obtained on November 4, 2025, within six months of the closing date, the exchange ratio adjustment was not triggered, and no additional consideration was required. For an overview of the Company’s derivative financial instruments and related disclosures required by ASC 815, see Note 11, Convertible Debentures and Related Derivative Instruments. See Note 12, Fair Value Measurements and Note 13, Stockholders’ Equity.

On November 4, 2025, the Company received shareholder approval for the issuance of our shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Share Purchase Agreement. As a result, the conversion cap was removed, and Streamex Exchange shareholders may convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity. As a result of the reclassification, the Exchangeable Shares are classified as permanent equity and are presented within stockholders’ equity in the consolidated balance sheet. No derivative liability related to the Exchangeable Shares remained outstanding as of March 31, 2026 or December 31, 2025. Although the Exchangeable Shares were reclassified to permanent equity upon stockholder approval on November 4, 2025, the consideration transferred for purposes of the acquisition date purchase price allocation reflects the fair value of the Exchangeable Shares as of May 28, 2025.

In connection with the acquisition of Streamex Exchange, the Company incurred total acquisition-related costs of $5.9 million during the year ended December 31, 2025. These costs primarily consisted of legal, accounting, and consulting fees directly attributable to the transaction. Included in this amount was the issuance of 200,000 shares of the Company’s common stock to a third-party consultant, valued at $1,010 based on the grant-date fair value and the expected issuance of 824,052 shares of the Company’s common stock to third party consultants in connection with a finders fee, valued at $4,820. These costs were expensed as incurred and are reflected in general and administrative expenses in the Unaudited Condensed Consolidated Statements of Operations.

Purchase Price Allocation

The Company applied the acquisition method of accounting in accordance with ASC 805, Business Combinations (“ASC 805”) and recognized assets acquired and liabilities assumed at their estimated fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. During the three months ended March 31, 2026, the Company completed its assessment of the fair values of the assets acquired and liabilities assumed in connection with the acquisition of Streamex Exchange. No measurement period adjustments were recorded during the three months ended March 31, 2026.

The Acquisition was recorded as a business combination based on a valuation of assets acquired and liabilities assumed at their acquisition date fair values using unobservable inputs that are supported by little or no market activity and are significant to their fair value of the assets and liabilities (“Level 3” inputs). Goodwill represents the excess of the purchase price consideration over the valuation of the net assets acquired.

The final allocation of the purchase consideration is as follows:

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

Deferred tax liability

In connection with the acquisition of Streamex Exchange, the transaction was structured as a stock acquisition for both U.S. and Canadian tax purposes. No election was made under IRC §338(g); therefore, no step-up in the tax basis of the acquired assets was obtained in either jurisdiction. The purchase price allocation created taxable temporary differences related to identifiable intangible assets, resulting in a deferred tax liability of approximately $12,588, measured using the enacted combined Canadian federal and provincial rate of 26.5%. Because these deferred tax liabilities arise in a separate foreign jurisdiction, they cannot offset deferred tax assets of the U.S. parent. The corresponding increase in goodwill was recognized as part of purchase accounting.

Intangible Assets

The Company identified the following finite-lived intangible assets:

●	Trade Name: Valued at $5,100 using the relief-from-royalty method, applying a 1.0% royalty rate and a 40.5% discount rate. The trade name is expected to be utilized over a 10-year period and is amortized accordingly.

●	Developed Technology

Comprised of two distinct components, both valued using the multi-period excess earnings method (MPEEM) and amortized over 8 years:

●	Securitization Platform: Valued at $31,100, representing proprietary protocols and infrastructure enabling the tokenization of real-world assets and integration with decentralized finance platforms.

●	Blockchain Integration: Valued at $8,900, reflecting proprietary systems facilitating token creation and secondary market trading through blockchain-based platforms.

●	Legal and Compliance Framework: Valued at $2,400 using the cost approach, based on the estimated cost to recreate the regulatory and legal infrastructure necessary for operations. The asset has a useful life of 7 years and is amortized accordingly. The legal and compliance framework supports the Company’s ability to operate in regulated jurisdictions and reduce legal and regulatory risk exposure.

Goodwill

Goodwill of $70,435 represents the excess of the purchase consideration over the fair value of net assets acquired and was recognized in connection with the acquisition. None of the goodwill is expected to be deductible for tax purposes. The goodwill is assigned to the consolidated reporting unit, as the Company operates as a single segment. The goodwill primarily represents expected synergies, assembled workforce, and future growth potential. No goodwill arose from step acquisitions or noncontrolling interests.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2025 (1)	$70,984
Acquisition	-
Impairment	-
Foreign currency translation adjustment	(1,226)
Goodwill as of March 31, 2026	$69,758

1)	Related to the acquisition of the Streamex Exchange. See Note 4 for more details. Goodwill was initially measured in the functional currency of Streamex Exchange and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in foreign exchange rates are reflected in the cumulative translation adjustment within other comprehensive loss.

During the three months ended March 31, 2026, the Company evaluated the existence of any indicators of impairment in accordance with ASC 350, Intangibles—Goodwill and Other. Based on the qualitative assessment performed, management concluded that the combination of factors considered did not result in a triggering event requiring a quantitative impairment test. Based on the assessment, there was no goodwill impairment recognized in the three months ended March 31, 2026.

Intangible Assets

Intangible assets consist of trade name, developed technology, legal and compliance framework, and patents, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company evaluates its finite-lived intangible assets for impairment in accordance with ASC 360-10-35 whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended March 31, 2026, the Company evaluated whether any such triggering events existed, including consideration of changes in the business environment, market conditions, and asset utilization. Based on this assessment, management concluded that no triggering events occurred and that the carrying amounts of the Company’s finite-lived intangible assets were recoverable. Accordingly, no impairment charges were recorded for the three months ended March 31, 2026 or 2025.

The following summarizes the Company’s intangible assets as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Trade name (1)	$5,100	$5,100
Developed technology (1)	40,000	40,000
Legal and compliance framework (1)	2,400	2,400
Patents	380	380
Total	47,880	47,880
Foreign currency translation adjustment	(456)	371
Accumulated amortization:
Trade name	(425)	(303)
Developed technology	(4,162)	(2,975)
Legal and compliance framework	(285)	(204)
Patents	(134)	(130)
Total accumulated amortization	(5,006)	(3,612)
Intangible assets, net	$42,418	$44,639

1)	Intangible assets acquired in connection with the Streamex Exchange acquisition were initially measured in Canadian dollars and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in exchange rates are reflected in the carrying amounts presented above and recorded in other comprehensive loss as part of the cumulative translation adjustment.

Amortization expenses for total intangible assets were $1,479 and $3 for the three months ended March 31, 2026 and 2025, respectively. Amortization expenses for trade name, developed technology, legal and compliance framework and patents was $128, $1,260, $86 and $5, respectively, for the three months ended March 31, 2026. Amortization expenses for trade name, developed technology, legal and compliance framework and patents was $0, $0, $0 and $3, respectively, for the three months ended March 31, 2025. The weighted-average useful lives of total intangibles, trade name, developed technology, legal and compliance framework and patents were 7.4 years, 9.2 years, 7.2 years, 6.2 years and 13.5 years, respectively, as of March 31, 2026.

Expected future amortization expense of intangible assets as of March 31, 2026, is as follows:

Remainder 2026		$4,362
2027		5,816
2028		5,816
2029		5,816
2030		5,816
Thereafter		14,792
	$42,418

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2026, and December 31, 2025 is summarized as follows:

	March 31,	December 31,
	2026	2025
Computer equipment	$531	$531
Furniture and fixtures	109	109
Testing/Demo equipment	312	312
Leasehold improvements	84	84
Total	1,036	1,036
Less accumulated depreciation	(1,024)	(1,011)
Property and equipment, net	$12	$25

As of March 31, 2026, the Company evaluated whether any events or changes in circumstances indicated that the carrying amounts of its property and equipment may not be recoverable. Based on this assessment, no impairment indicators were identified and no impairment charges were recorded during the three months ended March 31, 2026 or 2025.

Depreciation expenses were $13 and $18 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 7 – MARKETABLE SECURITIES

Exchange-Traded Funds

The Company’s marketable securities consist of exchange-traded funds (“ETFs”) holding short-term U.S. Treasury securities and investment-grade corporate debt instruments. As of March 31, 2026, the portfolio was composed of four ETFs: iShares 0-3 Month Treasury Bond ETF (SGOV), SPDR Portfolio Short-Term Treasury ETF (SPTS), Vanguard Short-Term Treasury Index ETF (VGSH), and Vanguard Short-Term Corporate Bond ETF (VCSH), each representing approximately 25% of the total portfolio. These securities are held in a brokerage account and are classified as equity securities measured at fair value with changes in fair value recognized in earnings, in accordance with ASC 321, Investments — Equity Securities.

Fair value is determined using quoted market prices in active markets and, accordingly, all marketable securities are classified within Level 1 of the ASC 820 fair value hierarchy.

During the three months ended March 31, 2026, the Company purchased approximately $23,900 of marketable securities on February 26, 2026. No ETF securities were sold during the period; therefore, no realized gains or losses were recognized. As of March 31, 2026, the aggregate fair value of the ETF portfolio was approximately $23,766 against a cost basis of $23,900, resulting in a net unrealized loss of approximately $(134), which related entirely to equity securities still held as of March 31, 2026 and is included in “Change in fair value of marketable securities” in the unaudited condensed consolidated statements of operations. No impairment charges were recognized during the period. During the three months ended March 31, 2026, the Company earned dividend income and interest income on sweep balances totaling approximately $71, which is included in “Other income (expense), net” in the unaudited condensed consolidated statements of operations.

As of December 31, 2025, the Company held no ETF investments.

Empress Royalty Corp.

On December 9, 2025, the Company entered into a share purchase agreement with Terra Capital Natural Resources Fund Pty Ltd to acquire 12,671,297 common shares of Empress Royalty Corp. (“Empress”), representing approximately 9.9% of Empress’s outstanding common shares. Empress is listed on the TSX Venture Exchange and OTCQX.

As consideration, the Company issued 2,443,750 restricted shares of its common stock on December 12, 2025, the date ownership transferred. The investment was initially recognized at $10,533, based on the fair value of 2,443,750 Streamex shares issued at $4.31 per share on December 12, 2025. The Company does not have significant influence over Empress.

As of December 31, 2025, the fair value of the Empress investment was approximately $9,706, with the resulting unrealized loss of $(827) recognized in earnings during the year ended December 31, 2025. In January 2026, the Company sold all of its shares in Empress Royalty Corp. for gross proceeds of approximately $10,190, resulting in a realized gain of $484 measured from the December 31, 2025 fair value. The realized gain is included in “Realized gain on marketable securities” in other income (expense) in the unaudited condensed consolidated statements of operations. As the investment was disposed of prior to March 31, 2026, no unrealized gains or losses on the Empress investment were recognized during the three months ended March 31, 2026, and no impairment charges were recorded during any period in which the investment was held. As of March 31, 2026, the Company held no investment in Empress Royalty Corp.

NOTE 8 – GOLD ASSETS

Gold Bullion — Held for Sale (Sold February 2026)

As of December 31, 2025, the Company held LBMA Good Delivery gold bullion (the “Gold”) on an allocated, physically segregated basis in secure vaults operated by Brink’s Global Services USA, Inc. (“Brink’s”) and maintained the Gold in a securities account with Gold Bullion International, LLC (“GBI”). The aggregate carrying value of the Gold as of December 31, 2025 was approximately $24,472, of which approximately $23,472 was restricted and approximately $1,000 was unrestricted.

The restricted portion of the Gold and related account rights were pledged as collateral under the Company’s secured financing arrangements, including the Secured Convertible Debenture Purchase Agreement dated July 7, 2025 and the Guaranty and Security Agreement dated November 4, 2025.

Pursuant to the Securities Account Control Agreement dated November 4, 2025, GBI is required to comply with entitlement orders issued by YA II PN, LTD., acting as collateral agent (the “Collateral Agent”), and GBI will not follow Company instructions unless accompanied by the Collateral Agent’s express written consent. Upon receipt of a notice of sole control following an event of default, GBI would terminate the Company’s access to the securities account and take instructions solely from the Collateral Agent as the entitlement holder with respect to the account and property therein.

Pursuant to the Brink’s Bailee Agreement dated November 4, 2025, Brink’s acts solely as bailee of the Gold, acknowledges no property interest in the Gold, and any statutory or possessory liens are subordinated to the Collateral Agent’s first-priority security interest. Brink’s maximum liability amount under its arrangements with GBI is $125 million.

No entitlement orders or notices of sole control were issued during the three months ended March 31, 2026.

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

In February 2026, the Company transferred approximately $1,000 of unrestricted gold bullion at cost to Streamex Ltd. in connection with the establishment of the GLDY Token program. The transferred gold is included in “Other assets held at cost – gold” within non-current assets on the unaudited condensed consolidated balance sheet as of March 31, 2026 (see Note 9).

On February 5, 2026, the Company completed the sale of the remaining LBMA Good Delivery gold bullion previously classified as held for sale, with a carrying amount of approximately $23,472. The transaction was executed through the Company’s securities intermediary and resulted in cash proceeds of approximately $26,410. The Company recognized a gain of approximately $2,938 on the sale, which is included in “Realized gain on sale of gold” in other income (expense) in the unaudited condensed consolidated statements of operations. The proceeds were used to fund the repayment of the Yorkville Debentures (see Note 11).

As of March 31, 2026, no gold bullion classified as held for sale remained on the unaudited condensed consolidated balance sheet. Upon completion of the sale and settlement of the Convertible Debentures, all related security interests, liens, and custodial arrangements described above were terminated.

Gold Assets Held at Cost — Streamex Ltd. (VIE)

During the three months ended March 31, 2026, Streamex Ltd. (the Company’s consolidated VIE) acquired gold bullion consisting of (i) the approximately $1,000 of unrestricted gold transferred from the Company as described above, and (ii) approximately $14,225 of gold purchased directly by Streamex Ltd. with cash funded by the Company. As of March 31, 2026, the aggregate carrying amount of gold held by Streamex Ltd. was $15,225, classified as “Other assets held at cost – gold” within non-current assets on the unaudited condensed consolidated balance sheet. The gold is held to support the long-term GLDY Token program and related leasing activities and is accounted for as a long-lived tangible asset within the scope of ASC 360 (see Note 3).

As of March 31, 2026, the Company evaluated whether any events or changes in circumstances indicated that the carrying amount of its gold assets held at cost may not be recoverable. Based on this assessment, including consideration of gold market prices as of the balance sheet date, management concluded that no triggering events existed and no impairment charges were recorded during the three months ended March 31, 2026. See Note 9 for additional information regarding Streamex Ltd.

NOTE 9 – STREAMEX LTD. (VIE)

Overview

Streamex Ltd. (“Streamex Ltd.” or the “VIE”) is a special-purpose entity organized in the Cayman Islands and formed to purchase and hold physical gold and to issue digital GLDY Tokens designed to provide tokenholders exposure to gold and gold-denominated leasing returns. Streamex Ltd. may also lease its gold holdings to generate gold-denominated yield. The Company is involved with Streamex Ltd. through its governance rights and through its economic interests in GLDY Tokens.

Streamex Ltd. began operations during the three months ended March 31, 2026.

Variable Interest Entity Consideration

The Company evaluated Streamex Ltd. under the variable interest entity (“VIE”) model in ASC 810, Consolidation. A legal entity is a VIE if, among other conditions, the holders of the equity investment at risk, as a group, lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance. Streamex Ltd. is considered a VIE because the holders of GLDY Tokens (which represent non-voting participating equity interests) lack substantive voting rights and do not have the power to direct the activities that most significantly impact Streamex Ltd.’s economic performance. Voting control resides with the single voting management share, which controls shareholder-level decisions including the appointment and removal of directors, and day-to-day operating authority has been delegated to GLDY ServiceCo, LLC, a consolidated subsidiary of the Company, pursuant to a services agreement. Because Streamex Ltd. is a VIE, the Company evaluated whether it is the primary beneficiary and therefore required to consolidate Streamex Ltd., as discussed below.

Primary Beneficiary Conclusion and Consolidation

The Company evaluated its involvement with Streamex Ltd. under ASC 810, Consolidation, and concluded it is the primary beneficiary and is required to consolidate Streamex Ltd. Under ASC 810-10-25-38, a reporting entity is the primary beneficiary of a VIE only if it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company concluded both criteria are met as of March 31, 2026 because it has the power to direct the activities that most significantly impact Streamex Ltd.’s economic performance through its control of the VIE’s governance structure (including the voting management share and related decision rights, as applicable) and the servicer arrangement, and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE due to its economic interest in the GLDY Tokens.

As of March 31, 2026, the Company held approximately 98.5% of the outstanding GLDY Tokens issued by Streamex Ltd. (approximately $15,000 invested by the Company out of $15,225 total tokens issued). Two related party investors subscribed for an aggregate of approximately $225 in GLDY Tokens during March 2026, representing approximately 1.5% of total tokens outstanding. Accordingly, the Company has consolidated Streamex Ltd. from the date of its formation in the unaudited condensed consolidated financial statements.

Carrying Amounts of Assets and Liabilities of Consolidated VIE

The following table presents the carrying amounts and balance sheet classifications of the significant assets and liabilities of Streamex Ltd. included in the Company’s unaudited condensed consolidated balance sheet as of March 31, 2026. The assets of Streamex Ltd. are generally restricted and can be used only to settle obligations of Streamex Ltd.

Streamex Ltd. assets and liabilities included in the unaudited condensed consolidated balance sheet as of March 31, 2026:

Assets
Other assets held at cost – gold	$15,225
Cash	60
Total assets	$15,285

Liabilities
Accounts payable and accrued expenses	$33
Total liabilities	$33

During the three months ended March 31, 2026, Streamex Ltd. incurred a net loss of approximately $155, primarily consisting of operating expenses including bank fees, custody-related charges, and digital asset transaction costs. The net loss was funded by capital contributions from the Company and its affiliates (see Note 8 for additional information regarding the gold assets held by Streamex Ltd.).

During March 2026, two officers of the Company subscribed for GLDY Tokens directly with Streamex Ltd.: (i) the Company’s Chief Investment Officer, subscribed for approximately $200 of GLDY Tokens on March 17, 2026, and (ii) the Company’s General Counsel, subscribed for approximately $25 of GLDY Tokens on March 27, 2026. These subscriptions were made on the same terms and at the same per-token price as the Company’s own subscriptions and are related party transactions (see Note 18, Related Party Transactions).

Lack of Recourse / Restrictions

The assets of Streamex Ltd. are generally not available to satisfy the obligations of the Company or its other subsidiaries, and the creditors and tokenholders of Streamex Ltd. generally do not have recourse to the general credit of the Company beyond the assets of Streamex Ltd., except to the limited extent of intercompany balances eliminated in consolidation. The liabilities recognized as a result of consolidating Streamex Ltd. do not represent additional claims on the Company’s general assets.

Maximum Exposure to Loss / Financial Support

The Company’s maximum exposure to loss associated with its involvement with Streamex Ltd. as of March 31, 2026 is limited to the carrying amount of its approximately 98.5% economic interest in the GLDY Tokens and its net interest in Streamex Ltd.’s net assets, which totaled approximately $15,000 at the date of investment. The Company has no arrangements that legally obligate it to provide additional financial support to Streamex Ltd., such as guarantees or liquidity facilities, beyond its role as an investor and service provider. However, the Company funded approximately $158 of Streamex Ltd.’s operating expenses during Q1 2026 through capital contributions from the Company and its affiliates, which are eliminated in consolidation.

Related Party Considerations / Intercompany Eliminations

Streamex Ltd. pays servicing fees to GLDY ServiceCo, LLC, a consolidated subsidiary of the Company, under the applicable servicing arrangement. Because the servicer is a consolidated subsidiary, these servicing fees and related intercompany balances are eliminated in consolidation.

Noncontrolling Interest

As of March 31, 2026, noncontrolling interests in Streamex Ltd. consisted of (i) the single voting management share held by the VIE’s director, which carries governance rights but no material economic interest, and (ii) GLDY Tokens held by two officers of the Company who subscribed as related party investors during March 2026. In aggregate, related party tokenholders held approximately 1.5% of the outstanding GLDY Tokens as of March 31, 2026.

The noncontrolling interest attributable to Streamex Ltd. as of March 31, 2026 was approximately $224, consisting of related party token subscriptions described above, net of the noncontrolling interest’s proportionate share of the VIE’s net loss for the period. The noncontrolling interest is presented within noncontrolling interest on the unaudited condensed consolidated balance sheet and in the unaudited condensed consolidated statements of operations. See Note 15 for the noncontrolling interest rollforward and attribution tables.

Ongoing Assessment

The Company reassesses its primary beneficiary conclusion on an ongoing basis in accordance with ASC 810 whenever changes in facts and circumstances occur that could affect the determination of whether either criterion under ASC 810 continues to be met. Changes that could affect the primary beneficiary assessment include, but are not limited to, changes in GLDY Token ownership (including issuance, redemption, or transfer of GLDY Tokens to unrelated third parties that could affect the significance of the Company’s economic exposure to the VIE), modifications of governing documents or fee arrangements, changes in ownership of the management share, or replacement of the affiliated servicer by an unrelated party. As of March 31, 2026, no changes in facts or circumstances have occurred that would alter the Company’s conclusion.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2026, and December 31, 2025, consist of the following:

	March 31,	December 31,
	2026	2025
Accrued accounting and legal	$725	$705
Accrued consulting	564	406
Accrued interest	-	200
Accrued research and development expenses	167	169
Accrued office and other	41	38
Accrued insurance premium financing(1)	370	916
Accrued payroll(2)	1,180	512
Other accrued expenses	132	6
	$3,179	$2,952

(1)	On August 27, 2025, the Company entered into a premium finance agreement for the policy period beginning August 3, 2025. The total premium was $2,172, of which $544 was paid as a down payment and $1,600 was financed. The agreement includes a finance charge of $51, resulting in total payments of $1,700 payable in nine monthly installments of $187 through May 2026 at an annual percentage rate of 7.48%. The financing obligation is secured by unearned premiums under the financed policies. As of March 31, 2026, the amount included in prepaid insurance is approximately $570 and AFCO loan payable of approximately $370. Prepaid insurance is amortized over the policy term, and the financing liability is reduced as payments are made. Interest expense is recognized using the effective interest method.

(2)	Includes approximately $779 related to severance and other separation-related obligations associated with the Company’s former Chief Financial Officer pursuant to a Separation and General Release Agreement entered into in March 2026. The accrued amount includes cash severance, pro rata bonus components, and other related obligations expected to be paid in accordance with the terms of the agreement.

NOTE 11 – CONVERTIBLE DEBENTURES AND RELATED DERIVATIVE INSTRUMENTS

On November 4, 2025 and December 17, 2025, the Company issued two tranches of senior secured convertible debentures to YA II PN, Ltd. (“Yorkville”) (collectively, the “Convertible Debentures”) with aggregate principal of $50,000 (each tranche with principal of $25,000). The Convertible Debentures were issued as part of the Company’s capital-raising strategy to fund operations and growth initiatives.

Each debenture was issued at a purchase price of 96% of principal, bore interest at 4.0% per annum (increasing to 18.0% upon an event of default), and had a contractual maturity date that was 24 months from issuance (November 4, 2027 and December 17, 2027, respectively).

The Convertible Debentures were secured by first-priority liens on substantially all assets of the Company and were guaranteed by certain subsidiaries. Upon settlement in February 2026, all related security interests and liens were released.

Conversion Features

Yorkville could convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lower of:

(i) a fixed price of $6.016 per share, subject to a one-time downward-only reset following registration effectiveness, and

(ii) 97% of the lowest daily volume-weighted average price (“VWAP”) during the three trading days immediately preceding conversion, subject to a $4.00 per share floor price, in each case subject to customary anti-dilution adjustments.

Conversions were also subject to a beneficial ownership limitation (generally 4.99%) and an exchange cap tied to Nasdaq rules, unless stockholder approval was obtained or the limitation was otherwise waived pursuant to the debenture terms.

If fully converted at the $4.00 floor price, the $50,000 principal amount of the Convertible Debentures would have been convertible into a maximum of 12,500,000 shares of the Company’s common stock, exclusive of any shares issuable for accrued interest or premiums. The Company did not register any shares for issuance under the Convertible Debentures and elected to utilize its optional cash settlement provisions in February 2026.

Embedded Derivative Liability – Conversion Option

The Company determined that the holder’s optional conversion feature requires bifurcation as an embedded derivative under ASC 815, Derivatives and Hedging, because (i) the economic characteristics of the conversion feature were not clearly and closely related to the host debt instrument and (ii) the conversion feature did not qualify for equity classification due to its variable conversion pricing mechanics, including VWAP-based pricing, floor price provisions, and reset features.

Accordingly, the embedded conversion option was accounted for separately as a derivative liability measured at fair value, with changes in fair value recognized in earnings each reporting period. At issuance, the Company allocated proceeds between the host debt and the embedded derivative based on relative fair value, with the derivative recorded as a liability and a corresponding amount recorded as a debt discount on the host debenture. This debt discount was amortized to interest expense using the effective interest method over the estimated term of the debenture. As of March 31, 2026, the embedded derivative liability was fully settled and no balance remained outstanding. See Note 12, Fair Value Measurements, for information regarding the valuation methodology, significant unobservable inputs, sensitivity considerations, changes in fair value, the tabular presentation of gains and losses on derivative instruments recognized in earnings as required by ASC 815, and the Level 3 rollforward of the embedded derivative liability.

The Company does not designate any derivative instruments as hedging instruments for accounting purposes and does not apply hedge accounting.

Debt Carrying Amount and Interest Expense

As of March 31, 2026, the carrying value of the Convertible Debentures, net of unamortized original issue discount, debt issuance costs, and bifurcation-related discounts, was $0 on a combined basis.

Interest expense recognized for the three months ended March 31, 2026 includes stated coupon interest and amortization of debt discounts and issuance costs under the effective interest method. For the three months ended March 31, 2026, the Company recognized total interest expense of approximately $12,182 related to the Convertible Debentures, consisting of approximately $203 of contractual interest and approximately $11,979 of non-cash interest expense from the amortization of discounts and issuance costs. Interest expense is included in “Interest expense, net” in the unaudited condensed consolidated statements of operations.

The effective interest rate on the Convertible Debentures substantially exceeded the 4.0% stated coupon rate. On December 29, 2025, management committed to a plan to settle the Convertible Debentures in early 2026, which constituted a change in the estimated life of the instruments. The Company prospectively recalculated the effective interest rates based on the revised expected settlement date of February 6, 2026. The resulting effective interest rates for the November 4, 2025 tranche and the December 17, 2025 tranche were approximately 393.7% and 228.9%, respectively, reflecting the accelerated amortization of unamortized discounts and issuance costs over a significantly shortened expected term. These revised rates were applied from December 29, 2025 through the settlement date of February 6, 2026, and are the basis for the non-cash interest expense from the accelerated amortization of discounts and issuance costs described above. Upon settlement, all remaining unamortized discounts and issuance costs were fully amortized and the net carrying value of the Convertible Debentures was reduced to zero. Had the Convertible Debentures been held to their contractual maturity dates of November 4, 2027 and December 17, 2027, respectively, the effective interest rates would have been approximately 17.6% and 26.5%, respectively, still materially higher than the stated coupon due to the substantial original issue discount.

Outstanding Principal

As of March 31, 2026, and December 31, 2025, the outstanding principal balance of the Convertible Debentures was $0 and $50,000, respectively.

Settlement and Extinguishment

On January 22, 2026, the Company delivered an irrevocable optional prepayment notice with respect to the Convertible Debentures.

On February 6, 2026, the Company settled the Convertible Debentures, which had an aggregate outstanding principal of $50,000 and a net carrying value of $38,021 (after unamortized debt discounts of $11,979 as of December 31, 2025), through a combination of (i) a cash payoff of approximately $38,903, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest, and (ii) conversion of $15,000 of principal, with no accrued interest, at a conversion price of $4.00 per share, resulting in the issuance of 3,750,000 shares of the Company’s common stock.

The remaining unamortized debt discounts of $11,979 were fully amortized to interest expense upon settlement during the three months ended March 31, 2026, and are included in “Interest expense, net” in the unaudited condensed consolidated statements of operations.

In connection with the settlement, the Company recognized the following:

Loss on extinguishment of convertible debentures — prepayment premium	$(3,500)
Gain on derecognition of embedded derivative at settlement	443
Realized loss on extinguishment of convertible debentures	$(3,057)

Upon payment in full, the Convertible Debentures were satisfied and terminated, and all related security interests and liens were released.

We also entered into a SEPA with Yorkville that provided the Company with the right, but not the obligation, to sell shares of common stock during the commitment period. We terminated the SEPA effective January 29, 2026, and did not sell any shares under the SEPA.

Cross-references to related disclosures

Derivative-related qualitative, quantitative, and tabular disclosures are included in more than one note to the unaudited condensed consolidated financial statements. Accordingly, the Company provides the following cross-references:

●	Note 4 — Business Acquisition (Exchangeable Shares issued as consideration and related acquisition disclosures)

●	Note 12 — Fair Value Measurements (fair value hierarchy and valuation inputs for Level 3 instruments, as applicable)

●	Note 13 — Stockholders’ Equity (Exchangeable Shares and Special Voting Preferred Stock; reclassification to equity)

●	Note 14 — Options, Restricted Stock Units and Warrants (warrant terms and Fundamental Transaction cash settlement / repurchase activity)

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

All these assets were measured at the acquisition dates in conjunction with the Streamex Exchange acquisition. See Note 4, Business Acquisition, for additional information regarding the purchase price allocation and valuation methodologies.

Derivative Liabilities – Recurring Fair Value Measurements (Embedded Conversion Options)

The embedded conversion options associated with the Company’s secured convertible debentures were bifurcated and accounted for as derivative liabilities under ASC 815. The derivative liabilities were measured at fair value upon issuance of each debenture tranche (November 4, 2025 and December 17, 2025) and subsequently remeasured at fair value on a recurring basis through settlement on February 6, 2026. See Note 11, Convertible Debentures and Related Derivative Instruments, for information regarding the terms of the Convertible Debentures, the bifurcation analysis, settlement mechanics, and extinguishment accounting.

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

Prior to settlement on February 6, 2026, the embedded conversion derivative was valued using a Monte Carlo simulation model incorporating the following significant unobservable inputs (Level 3):

	2/6/2026	12/31/2025
Unobservable / key assumption	Remeasurement	Remeasurement
Common stock price	$3.28	$3.03
Indicated conversion price	$4.00	$4.00
Floor price	$4.00	$4.00
Prepayment probability	100%	70%
Prepayment premium	10%	10%
Registration probability	0%	0%

The February 6, 2026, valuation incorporated management’s assessment that optional prepayment was the most likely outcome and weighted prepayment and non-prepayment scenarios accordingly. Registration-dependent conversion scenarios were assigned a zero probability, as registration effectiveness was not expected.

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

During the three months ended March 31, 2026, the Company recognized a gain of $497 related to changes in the fair value of the embedded derivative liabilities prior to settlement on February 6, 2026. On settlement, the Company derecognized the remaining embedded derivative liability of $1,203, resulting in a gain on derecognition of $443 included in “Realized loss on extinguishment of convertible debentures” in the unaudited condensed consolidated statements of operations. See Note 11 for the complete extinguishment accounting.

The following table presents the impact of the Company’s derivative instruments on earnings for the three months ended March 31, 2026:

Amount
Change in fair value of embedded derivative	$497

Rollforward of Level 3 Recurring Fair Value Measurements – Embedded Derivative Liabilities:

Amount
Balance as of December 31, 2025	$1,700
Change in fair value	(497)
Settlements	(1,203)
Balance as of March 31, 2026	$-

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

In January 2026, the Company sold all of its shares in Empress Royalty Corp. for gross proceeds of approximately $10,190, resulting in a realized gain on marketable securities of $484, which is included in other income (expense) in the unaudited condensed consolidated statements of operations. As of March 31, 2026, the Company held no investment in Empress Royalty Corp. See Note 7, Marketable Securities, for additional information.

Exchange-Traded Funds

The Company’s investments in exchange-traded funds (“ETFs”) holding short-term U.S. Treasury securities and investment-grade corporate debt instruments are measured at fair value each reporting period based on quoted market prices in active markets. This represents a Level 1 measurement within the fair value hierarchy.

Recurring Fair Value Measurements

The following table presents information about the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

Description	Level	March 31, 2026	December 31, 2025
Embedded derivative liabilities – Yorkville Debentures	3	$-	$1,700
Marketable securities	1	$23,766	$9,706

NOTE 13 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of March 31, 2026 and December 31, 2025, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock. As of March 31, 2026 and December 31, 2025, there were no issued or outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Special Voting Preferred Stock

In connection with the issuance of Exchangeable Shares, the Company designated one share of Special Voting Preferred Stock, par value $0.001 per share. One share of Special Voting Preferred Stock was issued and outstanding as of March 31, 2026, and December 31, 2025.

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

Series C Preferred Stock

Series C Preferred Stock (“Series C”) issued and outstanding totaled 105 shares as of March 31, 2026, and December 31, 2025. As of March 31, 2026, and December 31, 2025, the Company has accrued $123 and $121 dividends payable on the Series C, respectively. As of March 31, 2026, and December 31, 2025, the cumulative dividend per share payable on the Series C was approximately $1,175 and $1,153, respectively.

Each share of Series C is convertible at the holder’s option into shares of common stock at a conversion price of $0.3197 per share, based on the stated value of $1,000 per preferred share. As of March 31, 2026, the outstanding Series C shares were convertible into an aggregate of 434,845 shares of common stock, which includes 106,412 shares issuable for accrued dividends at a conversion rate of $1.1593 per share. The Series C is subject to full ratchet anti-dilution price protection upon issuance of equity or equity-linked securities at an effective price below $0.3197 per share, as well as customary anti-dilution adjustments for stock splits and similar events.

Common stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock. As of March 31, 2026, and December 31, 2025, the Company had 97,721,696 and 49,805,275 shares issued and outstanding, respectively.

Exchangeable Shares

During the three months ended March 31, 2026, holders of Exchangeable Shares converted a total of 24,571,166 Exchangeable Shares into an equal number of shares of the Company’s common stock. As of March 31, 2026 and December 31, 2025, the Company had 83,420,765 and 107,991,931 Exchangeable Shares outstanding, respectively, each of which is exchangeable on a one-for-one basis for a share of the Company’s common stock, subject to the terms of the exchange agreement.

Sale of Common Stock.

On January 22, 2026, the Company entered into an underwriting agreement with Needham & Company, LLC, as representative of the several underwriters, in connection with an underwritten public offering of the Company’s common stock. The Company issued 11,666,667 shares of common stock at a public offering price of $3.00 per share. The underwriters fully exercised their over-allotment option, resulting in the issuance of an additional 1,750,000 shares of common stock. Aggregate gross proceeds from the offering, including the over-allotment option, were approximately $40,250. The Company incurred transaction costs of approximately $3,066, including underwriting discounts, commissions, and other offering expenses, resulting in net proceeds of approximately $37,184.

ATM Sales Agreement 2024

As of March 31, 2026, the Company had approximately $4,500 of remaining capacity under its At The Market Offering Agreement with H.C. Wainwright & Co., LLC, dated December 18, 2024. No shares were sold under the ATM Offering during the three months ended March 31, 2026.

Equity Line of Credit

As of March 31, 2026, the Company had approximately $5,000 of remaining capacity under its Equity Subscription Agreement with Lind Global Fund III, LP, dated February 28, 2025, subject to the filing and effectiveness of a registration statement. No advances have been made under the Subscription Agreement as of March 31, 2026.

NOTE 14 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

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

As of March 31, 2026, there were 18,109,340 shares available under the 2023 Long-Term Incentive Plan.

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

The following table presents information related to stock options as of March 31, 2026:

Options Outstanding			Options Exercisable
Exercise	Number of	Weighted Average Remaining Life	Exercisable Number of
Price	Options	In Years	Options
$ Under 9.99	2,900,000	8.6	2,900,000
$10.00-19.99	15,000	7.1	15,000
$20.00-49.99	3,000	3.0	3,000
$50.00-69.99	3,000	3.8	3,000
	2,921,000	8.6	2,921,000

A summary of the stock option activity and related information for the Plan for the three months ended March 31, 2026 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	2,736,000	$0.78	8.7	$6,744,540
Issued	250,000	$3.21	9.8
Forfeited/expired	(65,000)	$5.01
Outstanding at March 31, 2026	2,921,000	$0.89	8.6	$1,709,540
Exercisable at March 31, 2026	2,921,000	$0.89	8.6	$1,709,540

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of the Company of $1.13 as of March 31, 2026, which would have been received by the option holders had those option holders exercised their options as of that date.

During the three months ended March 31, 2026, the Company granted an aggregate of 250,000 options to purchase the Company’s common stock at a weighted average exercise price of $3.21 per share for a term of ten years. The options vested immediately upon grant and the full grant-date fair value of approximately $770 was recognized as stock-based compensation expense during the three months ended March 31, 2026.

Stock based compensation expense related to stock options recognized during the three months ended March 31, 2026 and 2025, was $770 and $40, respectively, which is presented within general and administrative expenses in the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2026, there was no unrecognized compensation expense related to stock options.

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

During the three months ended March 31, 2026, the Company granted options to purchase shares of its common stock, which were valued using the Black-Scholes option pricing model. The following assumptions were used to calculate the fair value of the options granted during the three months ended March 31, 2026:

Assumption	Value
Weighted average grant date fair value	$3.08
Expected volatility	124.17%
Risk-free interest rate	4.15%
Expected dividend yield	0.00%
Expected Term (in years)	5.0

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of Streamex Corp. as of March 31, 2026:

Exercise Price	Number of Warrants	Expiration Date
$0.3000	11,982	Nov-28
0.9547	577,916	Sep-28
3.3640	117,828	Jul-29
4.0660	25,000	Nov-32
4.4550	107,483	Jun-28
4.4660	5,580	Apr-29
4.6626	49,550	Mar-29
4.9252	71,593	Mar-29
4.9290	99,243	Jul-28
5.1358	83,270	Jul-28
7.1810	9,846	Jul-28
7.5020	21,369	Aug-28
7.9630	21,709	Jun-27
9.0000	84,390	Jan-29
9.5960	19,118	Aug-28
10.0992	51,705	Sep-28
10.2600	84,296	Sep-28
10.4678	40,417	Oct-28
11.3000	96,198	Nov-28
13.2800	12,500	Jul-26
48.0000	56,892	Nov-27
61.6000	11,982	Nov-28
	1,647,885

During the three months ended March 31, 2026, the Company issued 54,647 shares of its common stock upon cashless exercise of 87,984 warrants to purchase shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for three months ended March 31, 2026 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,735,869	$6.94	2.8	$1,414,626
Issued	-	-	-
Forfeited/expired	-	-	-	-
Exercised	(87,984)	0.95	-	-
Outstanding at March 31, 2026	1,647,885	$7.26	2.6	$111,231

Vested and expected to vest at March 31, 2026	1,647,885	$7.26	2.6	$111,231
Exercisable at March 31, 2026	1,647,885	$7.26	2.6	$111,231

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $1.13 as of March 31, 2026, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the three months ended March 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted shares issued as of January 1, 2026	2,037,500	$5.36
Granted	8,868,316	$2.91
Vested and issued	(6,123,941)	$3.01
Forfeited	(198,500)	$3.21
Total	4,583,375	$3.86
Comprised of:
Vested restricted shares as of March 31, 2026	301,500	$3.21
Unvested restricted shares as of March 31, 2026	4,281,875	$3.90

Stock based compensation expense related to RSU grants was $24,545 and $2,236 for the three months ended March 31, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. As of March 31, 2026, total unrecognized stock-based compensation cost related to unvested RSUs was approximately $24,545, which is expected to be recognized over a weighted-average period of approximately 1.33 years.

The following table summarizes the terms of individual RSU grants issued during the three months ended March 31, 2026 that were subject to vesting conditions extending beyond the grant date:

Grant Date	Recipient	RSUs Granted	Vesting Terms	GDFV[1]
1/1/2026	Third-party consultant	250,000	25,000 immediately; remainder quarterly	$758
1/8/2026	Interim Executive Chairman	100,000	4 equal quarterly installments over 1 year	$321
1/8/2026	Chief Executive Officer	1,000,000	100,000 on May 15, 2026; 900,000 in 16 quarterly installments over 4 years	$3,210
1/27/2026	Third-party consultant	125,000	16 quarterly installments over 4 years	$456
2/1/2026	Third-party consultant	500,000	300,000 immediately; 200,000 in 4 quarterly installments over 12 months	$1,790
3/3/2026	Third-party consultant	425,000	212,500 immediately; 125,000 on Jun 3; 87,500 on Sep 3, 2026	$876
3/16/2026	Third-party consultant	65,000	5,000 immediately; remainder monthly	$119
3/16/2026	Chief Financial Officer	500,000	16 quarterly installments over 4 years	$915
		2,965,000		$8,445

(1)	Grant-date fair value (“GDFV”)

The table above includes only RSU grants issued during the three months ended March 31, 2026 that were subject to vesting conditions extending beyond the grant date. During the same period, the Company also granted an aggregate of 5,903,316 RSUs that vested immediately upon grant and are therefore excluded from this table. The total RSUs granted during the three months ended March 31, 2026 were 8,868,316, as reflected in the RSU activity table above.

Performance-Based Restricted Stock Units

During the three months ended March 31, 2026, the Company granted performance-vesting restricted stock units (“PSUs”) to certain consultants. The PSUs represent the right to receive shares of the Company’s common stock upon the achievement of specified performance conditions or market conditions, and satisfaction of service requirements, subject to certification by the Company’s Board of Directors or its Compensation Committee (the “Committee”). The PSUs are equity-classified awards and settle solely in shares of the Company’s common stock. No cash settlement alternative exists.

Stock Price-Based PSUs

On February 1, 2026, the Company granted 500,000 PSUs to a third-party consultant, under a consulting agreement effective February 1, 2026. The PSUs vest in five tranches upon the achievement of specified stock price milestones, measured by the closing price of the Company’s common stock on a U.S. national securities exchange, as follows: 100,000 shares at $5.00; 100,000 shares at $6.00; 100,000 shares at $8.00; 100,000 shares at $10.00; and 100,000 shares at $12.00. Each milestone is certified by the Committee in good faith, and the consultant must be providing continuous service through the certification date. All unvested PSUs are forfeited immediately upon cessation of service. The stock price milestones and shares issuable per tranche are subject to equitable adjustment for stock splits, reverse stock splits, and similar events under the Company’s 2023 Long-Term Incentive Plan.

The stock price targets represent market conditions because they relate to the achievement of specified stock prices of the Company’s equity instruments. In accordance with ASC 718, the effect of the market conditions is reflected in the estimate of the grant-date fair value of the awards. The Company estimated the grant-date fair value of each tranche using a Monte Carlo simulation model, which incorporated the following significant assumptions:

Assumption	Value
Grant-date stock price	$3.58
Stock price milestones	$5.00 – $12.00
Expected volatility	152.9%
Risk-free interest rate	3.72%
Expected dividend yield	0.00%
Derived service periods (range)	3.43 – 7.41 years

The following table summarizes the grant-date fair value by tranche (in thousands, except per unit data and units):

Tranche	Milestone	GDFV1/Unit	Units	Agg FV2	DSP[3] (yrs)	Q1 2026 Expense
1	$5.00	$3.56	100,000	$356	3.43	$17
2	$6.00	$3.55	100,000	$355	4.58	$12
3	$8.00	$3.57	100,000	$357	5.99	$9
4	$10.00	$3.56	100,000	$356	6.84	$8
5	$12.00	$3.54	100,000	$354	7.41	$8
			500,000	$1,778		$54

(1)	GDFV per unit, determined using a Monte Carlo simulation model. The weighted-average grant-date fair value per unit for the stock price-based PSUs was $3.56.
(2)	Aggregate fair value (“Agg FV”)
(3)	Derived service period (“DSP”)

The aggregate grant-date fair value of the 500,000 stock price-based PSUs was approximately $1,778. In accordance with ASC 718-10-25-8, compensation cost is recognized on a straight-line basis over the derived service period for each tranche, regardless of whether the stock price milestones are ultimately achieved. Previously recognized compensation cost is not reversed if a market condition is not satisfied, provided that all necessary service has been rendered.

During the three months ended March 31, 2026, the Company recognized stock-based compensation expense of approximately $54 related to the stock price-based PSUs, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. As of March 31, 2026, unrecognized compensation cost related to the stock price-based PSUs was approximately $1,724, however, following the consultant’s resignation in April 2026, the remaining unrecognized compensation cost associated with the unvested stock price-based PSUs will not be recognized in future periods because the requisite service condition will no longer be satisfied.

The consultant is also entitled to 500,000 time-based RSUs (300,000 vesting on the effective date and 200,000 vesting quarterly over 12 months), which are separately disclosed in the RSU section above.

AUM-Based PSUs

On March 16, 2026, the Company granted up to 1,000,000 PSUs to a third-party consultant, vesting upon the achievement of assets under management (“AUM”) milestones related to the Company’s rare earth elements (“REE”) Fund (a planned commodity-linked investment product): (i) 50,000 units upon launch of the REE Fund (subject to a dollar cap of $150); (ii) 100,000 units when AUM exceeds $500 million (subject to a dollar cap of $350); and (iii) 850,000 units when AUM exceeds $1 billion (subject to a dollar cap of $3,000). The number of shares issuable under each tranche is the lesser of the fixed share amount or the dollar cap divided by the fair value per share at each vesting date. Although the number of shares is variable, the dollar caps function as a ceiling on value deliverable to the consultant and do not require delivery of a fixed monetary amount; the consultant bears downside stock price risk. The Company evaluated the award under ASC 480 and ASC 815 and concluded it does not meet the criteria for liability classification or derivative accounting. The award is equity-classified and indexed to the Company’s own stock.

These PSUs contain performance conditions under ASC 718. The grant-date fair value per unit was determined based on the closing price of the Company’s common stock of $1.83 on the grant date of March 16, 2026. At the grant-date stock price of $1.83, none of the dollar caps were binding (the lowest implied cap price is $3.00 for Tranche 1), and accordingly the grant-date fair value per unit equals $1.83 for all tranches. The aggregate grant-date fair value of the AUM-based PSUs is approximately $1,830 (based on the grant-date stock price of $1.83 applied to 1,000,000 units at the maximum fixed share amounts), subject to a maximum aggregate dollar cap of $3,500 (consisting of $150 for the first tranche, $350 for the second tranche, and $3,000 for the third tranche). The dollar caps limit the maximum value deliverable to the consultant regardless of the stock price at vesting. As of March 31, 2026, management assessed the probability of achieving each AUM-based performance condition on a tranche-by-tranche basis and concluded that no condition is probable. The launch of a REE Fund would require, among other things, formation of a legal entity, preparation of offering documents, establishment of custody and pricing infrastructure for rare earth elements, and satisfaction of applicable regulatory requirements — none of which had been initiated as of the reporting date. The AUM-based milestones ($500 million and $1 billion) are sequentially dependent on fund launch and were assessed as remote. Accordingly, no stock-based compensation expense was recognized during the three months ended March 31, 2026. The Company recognizes compensation cost only when achievement of the applicable performance condition is considered probable, on a straight-line basis over the requisite service period.

Summary of PSU Awards

As of March 31, 2026, total stock-based compensation expense recognized for PSU awards during the three months ended March 31, 2026 was approximately $54, consisting entirely of expense related to the stock price-based PSUs. For the AUM-based PSUs, management assessed the probability of achieving each performance condition on a tranche-by-tranche basis and concluded that no condition met the “probable” threshold under ASC 718; accordingly, no expense was recognized.

Total unrecognized compensation cost related to outstanding PSUs was approximately $1,724 as of March 31, 2026, consisting of $1,724 related to stock price-based PSUs (to be recognized over a weighted-average period of approximately 5.5 years) and $0 related to AUM-based PSUs (to be recognized when achievement becomes probable, with an aggregate grant-date fair value of approximately $1,830, subject to a maximum dollar cap of $3,500).

The Company accounts for forfeitures as they occur. No forfeitures of PSUs were recognized during the three months ended March 31, 2026.

The following table summarizes PSU activity for the three months ended March 31, 2026:

	PSUs – Stock Price	PSUs - AUM	Total PSUs
Nonvested as of December 31, 2025	-	-	-
Granted	500,000	1,000,000	1,500,000
Vested and issued	-	-	-
Forfeited	-	-	-
Nonvested as of March 31, 2026	500,000	1,000,000	1,500,000

The table above excludes (i) performance-based restricted stock units tied to Organic Gross Revenue Growth targets, under which certain consultants may earn additional units annually based on achievement of annual revenue growth targets established and certified by the Compensation Committee, as the number of units issuable is not determinable until the applicable targets are set, and (ii) PSU grants to four third-party consultants, involving an aggregate of up to approximately 910,000 units tied to cumulative gross revenue and token-related performance milestones, that have not been approved by the Board of Directors or the Compensation Committee as of March 31, 2026 and are therefore not considered granted under ASC 718.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

Warrants (ViralClear)

A summary of the warrant activity for three months ended March 31, 2026 is as follows:

			Weighted-Average
			Remaining
		Weighted-Average	Contractual
	Shares	Exercise Price	Term
Outstanding at January 1, 2026	473,772	$5.00	1.9
Forfeited/expired	-	-	-
Outstanding at March 31, 2026	473,772	$5.00	1.6
Exercisable at March 31, 2026	473,772	$5.00	1.6

The following table presents information related to warrants (ViralClear) at March 31, 2026:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the three months ended March 31, 2026:

Restricted shares outstanding at January 1, 2026:	678,679
Forfeited	-
Total restricted shares outstanding at March 31, 2026:	678,679

Comprised of:
Vested restricted shares as of March 31, 2026	678,679
Unvested restricted shares as of March 31, 2026	-
Total	678,679

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at March 31, 2026:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

NOTE 15 – NON-CONTROLLING INTEREST

As of March 31, 2026 and December 31, 2025, the Company had a majority interest in ViralClear of approximately 70% for both periods. As of March 31, 2026, and December 31, 2025, the Company had a majority interest in BioSig AI of approximately 84% for both periods. As of March 31, 2026, the Company consolidated Streamex Ltd. as a variable interest entity, with noncontrolling interest holders (consisting of two related party officers) holding approximately 1.5% of the outstanding GLDY Tokens. See Note 9, Streamex Ltd. (VIE), for additional information.

A reconciliation of ViralClear Pharmaceuticals, Inc., BioSig AI Sciences, Inc. and Streamex Ltd. non-controlling loss attributable to the Company:

Net loss attributable to the non-controlling interest for the three months ended March 31, 2026:

	ViralClear Pharmaceuticals, Inc.		BioSig AI Sciences, Inc.	Streamex Ltd	Total
Net Income (loss)	$	*	$-	$(155)	$(155)
Noncontrolling interest’s weighted-average ownership percentage		30.0%	16.0%	0.2%	0.01%
Net income (loss) attributable to non-controlling interest	$	*	$-	$(1)	$(1)

Net loss attributable to the non-controlling interest for the three months ended March 31, 2025:

	ViralClear Pharmaceuticals, Inc.		BioSig AI Sciences, Inc.	Streamex Ltd	Total
Net loss	$	*	$75	$-	$75
Noncontrolling interest’s weighted-average ownership percentage		32%	16%	-%	16%
Net loss attributable to non-controlling interest	$	*	$12	$-	$12

*	Less than $0.5 thousand

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2026:

	ViralClear Pharmaceuticals, Inc.	BioSig AI Sciences, Inc.	Streamex Ltd	Total
Balance, January 1, 2026	$(171)	$203	$-	$32
Issuance of equity to noncontrolling interest holders	-	-	225	225
Net income (loss) attributable to non-controlling interest	-	-	(1)	(1)
Balance, March 31, 2026	$(171)	$203	$224	$256

The following table summarizes the changes in non-controlling interest for the three months ended March 31, 2025:

	ViralClear Pharmaceuticals, Inc.	BioSig AI Sciences, Inc.	Streamex Ltd	Total
Balance, January 1, 2025	$(171)	$188	$-	$17
Net income (loss) attributable to non-controlling interest	-	12	-	12
Balance, March 31, 2025	$(171)	$200	$-	$29

NOTE 16 — COMMITMENTS AND CONTINGENCIES

Tokenized Yield Partnership Agreement

Overview

On September 8, 2025, the Company entered into a Tokenized Yield Partnership Agreement (the “Token Agreement”) with Monetary Metals & Co. (“MM”), a Delaware corporation, establishing an exclusive, multi-year strategic partnership to design, launch, and distribute blockchain-based financial products that tokenize the yield generated from MM’s precious-metal lease and bond programs. The Token Agreement commenced on September 8, 2025 and continues for an initial term of three years, subject to automatic one-year renewal periods unless terminated in accordance with its terms.

For additional information regarding the gold assets held by Streamex Ltd. and the related VIE disclosures, see Notes 8 and 9.

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

Consulting Services Agreement

On February 4, 2026, the Company entered into a consulting agreement with an independent third party to provide advisory and capital markets related services in connection with the Company’s GLDY Token program. The agreement has an initial term of six months and provides for a fixed consulting fee of $4,000, as well as potential transaction-based fees contingent upon the completion of certain activities during the term. The full $4,000 base fee was paid during the three months ended March 31, 2026. As of March 31, 2026, the unamortized portion of $2,785 is included in prepaid expenses and other assets on the unaudited condensed consolidated balance sheet and is being recognized ratably over the service period. No transaction-based fees were earned or payable during the period.

Litigation

We may be subject at times to other legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

In November 2025, a former advisor filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its wholly owned subsidiary Streamex Exchange Corporation, and certain current officers and directors. The claim alleges, among other things, breach of contract, unjust enrichment, and civil conspiracy in connection with alleged agreements relating to equity interests in Streamex Exchange Corporation prior to the Company’s acquisition of that entity. The plaintiff seeks, among other relief, specific performance, equitable compensation, and damages.

The Company disputes the claims and intends to defend the matter vigorously. As of March 31, 2026, no liability has been recorded in the unaudited condensed consolidated financial statements related to this matter, as management, after consultation with legal counsel, believes that a loss is not probable. The matter is in a preliminary stage and, as a result, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter at this time.

NOTE 17 – SEGMENT REPORTING

Chief Operating Decision Maker (CODM) and Segment Evaluation

On May 28, 2025, in connection with the acquisition of Streamex Exchange, the Company appointed Henry McPhie, former co-founder and CEO of Streamex Exchange, as its new Chief Executive Officer and a member of the Board of Directors. As a result of this leadership change, Mr. McPhie was designated as the Company’s new Chief Operating Decision Maker (“CODM”), replacing Anthony Amato, the Company’s former CEO and director.

Following this change, the Company re-evaluated its operating and reportable segments based on the internal financial information reviewed by the CODM for purposes of performance assessment and resource allocation. Although the acquisition of Streamex Exchange introduced a new line of business focused on digital asset infrastructure, the CODM has not yet begun reviewing Streamex Exchange’s operating results separately for purposes of performance assessment or resource allocation. As of March 31, 2026, the CODM continues to evaluate the Company’s financial performance on a consolidated basis, and the internal reporting structure has not been modified to reflect discrete segment-level financial information.

Management believes that a transitional period is appropriate given the timing of the acquisition, the pre-revenue status of Streamex Exchange, and the pending financing and shareholder approvals necessary to operationalize the Streamex Exchange platform. Accordingly, the Company has concluded that no change in reportable segments has occurred as of March 31, 2026. The Company will continue to monitor the CODM’s review practices and internal reporting structure and will update its segment disclosures in future periods if and when discrete financial information is regularly reviewed at the segment level.

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

Accordingly, the Company has determined that it operates as one reportable and operating segment as of March 31, 2026.

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

Revenue and Expense Information

Information concerning the operations of the Company’s reportable segments is as follows:

	For the Three Months Ended March 31,
	2026	2025

Revenues	$-	$-
Less Segment expenses:
Research and development	-	6
General and administrative	8,884	883
General and administrative - stock-based compensation expenses	25,370	2,074
Depreciation and amortization	1,492	21
Total operating and segment expense	(35,746)	(2,984)
Plus:
Interest expense, net	(12,195)	-
Realized gain on sale of gold	2,938	-
Realized gain on marketable securities	484	-
Change in fair value of marketable securities	(134)	-
Change in fair value of embedded derivative	497	-
Realized loss on extinguishment of convertible debenture	(3,057)	-
Realized loss on investment	(119)	-
Gain on settlement and forgiveness of debt	-	199
Other income (expense), net	73	(15)
Total other income (expense)	(11,513)	184
Income taxes (benefit)	(565)	-
Segment Net Loss	$(46,694)	$(2,800)
Non-controlling interest	1	(12)
Net loss attributable to Streamex Corp.	$(46,693)	$(2,812)

NOTE 18– RELATED PARTY TRANSACTIONS

Accounts payable and accrued expenses as of March 31, 2026 include $907 due to related parties, compared to $66 as of December 31, 2025. These amounts primarily relate to executives and board compensation, severance, and reimbursements.

During the three months ended March 31, 2026, two officers of the Company subscribed for GLDY Tokens issued by Streamex Ltd. (the Company’s consolidated VIE): (i) the Company’s Chief Investment Officer, subscribed for approximately $200 of GLDY Tokens, and (ii) the Company’s General Counsel, subscribed for approximately $25 of GLDY Tokens. Both subscriptions were made on the same terms and at the same per-token price as the Company’s own subscriptions pursuant to the GLDY Subscription Agreement. As of March 31, 2026, the officers’ combined GLDY Token holdings represented approximately 1.5% of total outstanding tokens. See Note 9, Streamex Ltd. (VIE), for additional information.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed financial statements were issued. Other than as described in the notes below, the Company did not have any material subsequent events that impacted its unaudited condensed financial statements or disclosures.

GLDY Dividend

On April 17, 2026, the Board of Directors of Streamex Ltd., acting through GLDY ServiceCo, LLC as servicer, declared a scrip dividend of 0.000085 ounces of gold per GLDY Token for the month of March 2026, payable on April 17, 2026 to tokenholders of record as of that date. The dividend was funded by gold lease income earned on Streamex Ltd.’s gold holdings during March 2026 and was paid in the form of additional fractional GLDY Tokens. Each GLDY Token continues to represent one troy ounce of gold on a 1:1 basis, as confirmed by the third-party fund administrator. The noncontrolling interest holders’ share of the dividend was not material.

Appointment of Director and Equity Awards

On April 28, 2026, the Board appointed the Company’s Chief Investment Officer (“CIO”), to serve as a non-independent director of the Board for a term expiring at the Company’s 2026 annual meeting of stockholders or until his successor is duly elected and qualified, or until the earlier of his death, resignation or removal.

In connection with the CIO’s amended employment agreement effective April 6, 2026, the Board granted the CIO 1,250,000 RSUs and a special incentive award of 1,000,000 RSUs. Both awards vest in sixteen equal quarterly installments commencing July 1, 2026, subject to continued service, and become fully vested upon a protected termination, a change in control, or the termination.

Amended Employment Agreements and Equity Awards

On May 1, 2026, the Company entered into amended and restated employment agreements with the Company’s Chief Executive Officer (“CEO”) and the Company’s Interim Executive Chairman (“Interim Chairman”).

In connection with the amended agreements, the Board granted each of the CEO and Interim Chairman 1,500,000 PSUs for shares of the Company’s common stock, divided into five equal tranches of 300,000 shares each. Each tranche vests upon the Company’s cumulative sales of GLDY reaching the following milestones: (i) $250,000,000; (ii) $500,000,000; (iii) $1,000,000,000; (iv) $2,000,000,000; and (v) $3,000,000,000. Cumulative GLDY sales are measured in good faith by the Company and certified by the Compensation Committee. Vesting is subject to continued employment, except that the awards become fully vested upon a protected termination or a change in control. Any tranche that has not vested on or before the tenth anniversary of the effective date shall be forfeited.

Equity Transactions

Between April 1, 2026 and May 14, 2026, an aggregate of 5,890,148 Exchangeable Shares were converted into the same number of common stock by holders of the Exchangeable Shares.

Between April 1, 2026 and May 14, 2026, the Company issued 1,157,973 shares of common stock for vested restricted stock units, of which 723,611 shares were issued to related parties, including certain executive officers and directors of the Company.

On April 10, 2026, the Company entered into an Advisory & Consulting Agreement with a third-party consultant. In connection with the agreement, the Company granted an RSU award for 100,000 shares of the Company’s common stock, with 50,000 RSUs vesting and issued on the effective date and the remaining 50,000 RSUs vesting in two installments on the six-month and twelve-month anniversaries of the vesting commencement date, subject to continued service.

On April 6, 2026, the Company entered into a Consulting Agreement with a third-party consultant. In connection with the agreement, the Company granted an RSU award for 155,000 shares of the Company’s common stock that were vested and issued on April 29, 2026.

In May 2026, the Company rescinded a previously approved equity compensation arrangement with the Company’s General Counsel covering 700,000 shares of common stock. As part of this rescission, the shares were cancelled and the arrangement was terminated with no further equity compensation obligations.

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

Business Overview

On May 28, 2025, the Company completed its acquisition of Streamex Exchange Corporation (“Streamex Exchange”). The unaudited condensed consolidated financial statements for the three months ended March 31, 2026 include the results of the Company and its consolidated subsidiaries, including Streamex Exchange, from the acquisition date, and VIE for which the Company is determined to be the primary beneficiary.

As a result of this acquisition, the Company expanded beyond its historical focus as a medical device technology company to a diversified technology platform centered on tokenized finance and the digitization of real-world assets (“RWAs”). Through Streamex Exchange, the Company has developed and operates an institutional grade technology platform that supports the tokenization of real-world assets, including gold, and other physical commodity asset interests. The Company operates as an infrastructure provider, enabling the issuance, trading, and backend infrastructure for digital tokens backed by tangible commodities, beginning with gold. The Company continues to operate its legacy medical device technology business, which focuses on healthcare technology innovation through the Company’s PURE EP™ Platform (“PURE EP™”).

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

Streamex Exchange has developed and operates a blockchain-based platform designed to facilitate the compliant tokenization and exchange of RWAs. As of March 31, 2026, Streamex Exchange remained in the development stage and had not generated revenue. The Company launched GLDY and began actively accepting subscriptions during Q1 2026. Future revenue generation will depend on platform maturity, regulatory developments, market conditions, adoption and issuance volumes, and the Company’s ability to monetize GLDY and additional tokenized products through fee-based services.

During the three months ended March 31, 2026, the Company, through Streamex Ltd., a Cayman Islands special-purpose entity consolidated as a variable interest entity, acquired approximately $15,225 of gold bullion to support the GLDY Token program. As of March 31, 2026, the Company held approximately 98.5% of outstanding GLDY Tokens. Two related party officers of the Company subscribed for an aggregate of approximately $225 of GLDY Tokens during March 2026.

For the three months ended March 31, 2026, the Company operated as a single reportable segment.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues and Cost of Goods Sold. Revenue for the three months ended March 31, 2026 and 2025 was $0 and $0, respectively, and comprised of recognized service revenue. Historically, the Company’s revenue has been generated from sales of the PURE EP™ Platform and related support services; however, commercial activity was not significant during the year ended December 31, 2024 and did not recur in subsequent periods.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2026 were $0, a decrease of $6, or 100%, from $6 for the three months ended March 31, 2025. The decrease primarily reflects reduced research and development activity associated with the Company’s legacy medical device business as the Company has prioritized resources toward its tokenized finance platform.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2026 were $34,254, an increase of $31,297 or 1059%, from $2,957 incurred in the three months ended March 31, 2025. Stock-based compensation and common stock issued for services totaled $25,370 in the current period, representing approximately 74% of total general and administrative expenses, compared to $2,074 in the prior period, reflecting equity awards issued under consulting, advisory, and service arrangements. Additional increases were driven by higher professional fees, payroll, and compliance-related costs associated with expanded corporate activities during the current period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2026 totaled $1,492, an increase of $1,471, or 7005%, over the expense of $21 incurred in the three months ended March 31, 2025, as a direct result of the amortization of the intangible assets recognized from the acquisition of Streamex Exchange. The Company’s intangible assets primarily consist of trade name, developed technology, legal and compliance framework, and patents.

Other Income (Expense), net. Other income (expense), net for the three months ended March 31, 2026 totaled $(11,513), compared to other income of $184 for the three months ended March 31, 2025. The change of $(11,697) was driven primarily by the following items, none of which existed in the prior-year period due to the May 2025 acquisition of Streamex Exchange and the November/December 2025 convertible debenture financing:

Interest expense, net, of $(12,195) consisted primarily of non-cash accretion of the debt discount and issuance costs associated with the Company’s Yorkville secured convertible debentures, which were outstanding from January 1, 2026 through their settlement on February 6, 2026.

The Company recognized a realized loss on extinguishment of convertible debentures of $(3,057) in connection with the February 2026 settlement, which included a cash payoff of $38,903 (comprised of $35,000 principal, $3,500 prepayment premium, and approximately $403 of accrued interest) and a conversion of $15,000 of principal into 3,750,000 shares. The loss represents the difference between the carrying amount of the debentures (net of unamortized discount) and the total consideration transferred.

These charges were partially offset by a realized gain on sale of gold of $2,938 from the Company’s Streamex Ltd. (VIE) gold inventory transactions, a gain of $497 from the change in fair value of the embedded derivative liability prior to its derecognition upon the February 2026 debenture settlement, and a realized gain on marketable securities of $484. The Company also recognized a realized loss on investment of $(119) and a change in fair value of marketable securities of $(134).

In the prior-year period, other income of $184 consisted primarily of a gain on settlement and forgiveness of accounts payable and other liabilities of $199.

Income taxes (benefit). For the three months ended March 31, 2026, the Company recorded an income tax benefit of $565, compared to $0 in the prior-year period. The benefit resulted from the reversal of a portion of the deferred tax liability associated with the amortization of identifiable intangible assets recognized in the Company’s acquisition of Streamex Exchange Corporation, which is held through the Company’s Canadian subsidiary. Intangible amortization for book purposes creates a temporary difference because such amortization is not deductible for Canadian income tax purposes, resulting in a deferred tax liability that reverses as the book basis of the intangible assets declines. The deferred tax liability was initially recognized as part of the acquisition accounting in May 2025 and is remeasured each period for changes in enacted tax rates and foreign currency translation. No comparable benefit was recorded in the prior-year period as the acquisition had not yet occurred.

Preferred Stock Dividend. Preferred stock dividend for the three months ended March 31, 2026 and 2025 totaled $2 and $2, respectively. Preferred stock dividends are related to the dividends accrued on our Series C Preferred Stock issued during the period from 2013 through 2015.

Net Loss Attributable to Streamex Corp. Common Stockholders. As a result of the foregoing, net loss attributable to common shareholders for the three months ended March 31, 2026 was $46,695 compared to a net loss of $2,814 for the three months ended March 31, 2025. The increase in net loss of $43,881 was primarily attributable to the changes in operating expenses, other income (expense), and income tax benefit described above.

Liquidity and Capital Resources and Going Concern

As of March 31, 2026, we had working capital of approximately $42,602 and cash of $6,859. For the three months ended March 31, 2026, we used $10,179 in operating activities, used $1,500 in investing activities, and used $1,637 in financing activities, primarily reflecting the repayment of the remaining outstanding balance on the secured convertible debentures of approximately $38.5 million, substantially offset by net proceeds of approximately $37.2 million from an underwritten public offering completed in January 2026.

During the three months ended March 31, 2026, the Company strengthened its liquidity position through financing transactions and asset monetization activities and eliminated its outstanding convertible debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of approximately $37.2 million. The Company also received approximately $10.2 million from the sale of marketable securities and approximately $26.4 million from the sale of gold bullion that had been classified as held for sale as of December 31, 2025. In February 2026, following a partial conversion of the secured convertible debentures into common stock, the Company repaid the remaining outstanding balance for an aggregate cash payment of approximately $38.5 million, and all related security interests were released.

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

Based on our existing cash and working capital position, management believes that the Company has the ability to continue as a going concern for at least one year from the issuance date of the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Company believes it will have sufficient liquidity to meet its anticipated working capital requirements, capital expenditures, and other liquidity needs during that period.

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

While we previously implemented cost-saving measures to reduce cash burn, we have increased spending to accelerate the commercialization of the Streamex Exchange platform and related initiatives. These efforts are intended to support long-term growth but will increase near-term cash requirements. There can be no assurance that any future financing, if pursued, would be available on acceptable terms.

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

Financing Activities

Conversion and Repayment of Convertible debentures

On February 6, 2026, Yorkville elected to convert $15,000 of principal into shares of the Company’s common stock at a conversion price of $4.00 per share, resulting in the issuance of 3,750,000 shares. No accrued interest was converted.

Following the expiration of the conversion election period, the Company prepaid the remaining amounts outstanding under the Convertible Debentures for an aggregate cash payoff of approximately $38,903, consisting of $35,000 of principal, $3,500 of prepayment premium, and approximately $403 of accrued interest. Upon payment in full, the Convertible Debentures were satisfied and terminated, and all related security interests and liens were released.

Sale of Common Stock.

On January 22, 2026, the Company entered into an underwriting agreement with Needham & Company, LLC, as representative of the several underwriters, in connection with an underwritten public offering of the Company’s common stock. The Company issued 11,666,667 shares of common stock at a public offering price of $3.00 per share. The underwriters fully exercised their over-allotment option, resulting in the issuance of an additional 1,750,000 shares of common stock. Aggregate gross proceeds from the offering, including the over-allotment option, were approximately $40,250, before underwriting discounts, commissions, and offering expenses.

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

Our significant accounting policies are more fully described in Note 3—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements included in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below and previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

Material Weaknesses in Internal Control Over Financial Reporting

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2025:

(i)	inadequate identification, recording, and reporting of stock-based compensation;
(ii)	ineffective review processes over period-end financial disclosure and reporting, including review of information produced by the entity (“IPE”);
(iii)	inadequate segregation of duties for transaction posting and processing; and
(iv)	ineffective review controls over business combinations and related financial instruments.

The material weaknesses did not result in any identified misstatements to the unaudited condensed consolidated financial statements and there were no changes to previously released financial results. These material weaknesses had not been remediated as of March 31, 2026, and accordingly, management concluded that our disclosure controls and procedures were not effective as of March 31, 2026.

Remediation Plan

Management has initiated and continues to execute remediation plans to address the material weaknesses described above. During the three months ended March 31, 2026, management undertook the following remediation actions:

●	Appointed a new Chief Financial Officer, effective March 16, 2026, to strengthen financial leadership and oversight of the accounting and reporting function;
●	Engaged external technical accounting and financial reporting advisors to assist with complex accounting matters, including stock-based compensation, business combination accounting, and derivative financial instruments;
●	Began enhancing supervisory review controls over period-end financial disclosures and reporting processes; and
●	Commenced evaluation of additional staffing and process improvements to strengthen segregation of duties within the finance and accounting function.

Management believes these actions, once fully implemented and operating effectively for a sufficient period of time, will remediate the underlying control deficiencies. The material weaknesses will not be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. There can be no assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control Over Financial Reporting

Except for the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

“Item 1 - Legal Proceedings” During the fiscal quarter ended March 31, 2026, there have been no material changes from the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A. RISK FACTORS

In addition to other information contained elsewhere in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K filed with the SEC on March 31, 2026, or the Annual Report, which could materially affect our business, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended March 31, 2026, the Company issued the following shares of its common stock in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

●	January 2, 2026: Issued 16,015 shares of common stock upon cashless exercise of warrants to purchase 23,154 shares at a weighted average exercise price of $0.9547 per share.

●	February 26, 2026: Issued 38,632 shares of common stock upon cashless exercise of warrants to purchase 64,830 shares at a weighted average exercise price of $0.9547 per share.

All of the above issuances were made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D, as applicable. These transactions did not involve any public offering, and the recipients represented their intent to acquire the securities for investment purposes only and not with a view to distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of January 22, 2026, by and among the Company, and Needham & Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 27, 2026).
10.1	Offer Letter, dated February 3, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2026).
10.2	Offer Letter, dated March 3, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2026).
10.3	Separation and General Release Agreement, dated March 20, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2026).
10.4	Consulting Agreement, dated as of March 20, 2026, by and between the Company and Groenewald Enterprises LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2026).
10.5	Employment Agreement, dated March 16, 2026, by and between the Company and Christine Plummer (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2026).
10.6	Form of Lock-Up Agreement, dated March 26, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 27, 2026).
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMEX CORP.

Date: May 14, 2026	By:	/s/ Henry McPhie
Henry McPhie
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2026	By:	/s/ Christine Plummer
Christine Plummer
Chief Financial Officer (Principal Financial and Accounting Officer)

