Form 10-Q
period 2026-06-30
Streamex Corp.
filed 2026-08-14
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-38659

STREAMEX CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-4333375
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

165 Lincoln Ave, 2nd Floor
Winter Park, Florida	32789
(Address of principal executive office)	(Zip Code)

(203) 409-5444

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	STEX	The NASDAQ Capital Market

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

As of August 13, 2026, there were 116,465,417 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Exchangeable and Special Voting Shares:

As of August 13, 2026, there were 68,952,618 exchangeable shares of BST Sub ULC, a wholly owned subsidiary of the registrant, outstanding. Each exchangeable share is exchangeable for one share of the registrant’s common stock and carries rights substantially equivalent to the registrant’s common stock, including rights to dividends, liquidation preferences and voting through the Special Voting Preferred Stock held by a trustee.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STREAMEX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash	$5,605	$20,316
Digital assets	6,001	-
Marketable securities	12,861	9,706
Gold-denominated receivable	54	-
Other assets held for sale – restricted gold	-	23,472
Other assets held for sale – gold	-	1,000
Prepaid expenses and other assets	8,202	17,401
Investment measured at NAV	1,828	-
Total current assets	34,551	71,895
Non-current assets:
Other assets held at cost – gold	15,464	-
Intangible assets, net	40,242	44,639
Goodwill	68,521	70,984
Operating lease right-of-use asset	799	-
Property and equipment, net	7	25
Total non-current assets	125,033	115,648
Total assets	$159,584	$187,543

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,455	$2,952
Lease liability, short term	129	-
Dividends payable	126	121
Convertible debentures	-	38,021
Embedded derivative liability	-	1,700
Total current liabilities	1,710	42,794
Non-current liabilities
Lease liability, long term	671	-
Deferred tax liability	9,987	11,421
Total liabilities	12,368	54,215

Commitments and contingencies (Note 19)

Mezzanine equity
Redeemable Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding; (liquidation preference of $105; cumulative dividends payable of $126 and $121 as of June 30, 2026 and December 31, 2025, respectively).	105	105

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock.	-	-
Common stock, $0.001 par value, authorized 500,000,000 shares, 112,622,795 and 49,805,275 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.	113	50
Additional paid-in-capital	927,834	850,447
Accumulated other comprehensive (loss) income	(2,968)	814
Accumulated deficit	(779,365)	(718,120)
Total stockholders’ equity attributable to Streamex Corp.	145,614	133,191
Noncontrolling interest	1,497	32
Total stockholders’ equity	147,111	133,223
Total liabilities, mezzanine equity and stockholders’ equity	$159,584	$187,543

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Gold lease income	$146	$-	$146	$-

Operating expenses:
General and administrative	13,836	19,811	48,089	22,773
Depreciation and amortization	1,471	554	2,963	577
Total operating expenses	15,307	20,365	51,052	23,350

Loss from operations	(15,161)	(20,365)	(50,906)	(23,350)

Other income (expense):
Interest (expense) income, net	(3)	13	(12,198)	13
Realized gain on sale of gold	-	-	2,938	-
Realized (loss) gain on marketable securities	(106)	-	377	-
Change in fair value of marketable securities	14	-	(119)	-
Change in fair value of embedded derivative	-	-	497	-
Realized loss on extinguishment of convertible debentures	-	-	(3,057)	-
(Loss) gain on settlement and forgiveness of accounts payable and accrued expenses	-	(3)	-	196
Other income (expense), net	200	(13)	153	(28)
Total other income (expense), net	105	(3)	(11,409)	181

Loss before income taxes	(15,056)	(20,368)	(62,315)	(23,169)

Income taxes (benefit)	(505)	-	(1,070)	-

Net loss	(14,551)	(20,368)	(61,245)	(23,169)
Net income attributable to noncontrolling interests	1	4	-	16
Net loss attributable to Streamex Corp.	(14,552)	(20,372)	(61,245)	(23,185)

Preferred stock dividend	(2)	(2)	(4)	(5)
Net loss attributed to Streamex Corp. Common Shareholders	(14,554)	(20,374)	(61,249)	(23,190)
Net loss per common share, basic and diluted	$(0.08)	$(0.74)	$(0.34)	$(0.95)
Weighted average number of common shares outstanding, basic and diluted	182,015,405	27,706,780	177,787,337	24,286,234

Comprehensive (Loss) Income:
Net loss	$(14,551)	$(20,368)	$(61,245)	$(23,169)
Other comprehensive (loss) income
Change in foreign currency translation adjustments	(1,866)	1,538	(3,782)	1,538
Total comprehensive loss	(16,417)	(18,830)	(65,027)	(21,631)
Comprehensive income attributable to noncontrolling interest	1	4	-	16
Comprehensive loss attributable to Streamex Corp.	$(16,418)	$(18,834)	$(65,027)	$(21,647)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Common stock Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2025	49,805,275	$50	$850,447	$(718,120)	$814	$32	$133,223
Stock-based compensation	6,123,941	6	21,455	-	-	-	21,461
Exercise of warrants	54,647	*	-	-	-	-	-
Net proceeds from issuance of common stock in underwritten public offering	13,416,667	13	37,171	-	-	-	37,184
Conversion of exchangeable shares into common stock	24,571,166	25	(25)	-	-	-	-
Conversion of convertible debenture into common stock	3,750,000	4	15,756	-	-	-	15,760
Issuance of equity to noncontrolling interest holders	-	-	-	-	-	225	225
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(1,916)	-	(1,916)
Net loss	-	-	-	(46,693)	-	(1)	(46,694)
Balance, March 31, 2026 (unaudited)	97,721,696	$98	$924,802	$(764,813)	$(1,102)	$256	$159,241
Stock-based compensation	1,778,530	2	3,162	-	-	-	3,164
Conversion of exchangeable shares into common stock	13,822,569	14	(14)	-	-	-	-
Common stock cancelled	(700,000)	(1)	1	-	-	-	-
Issuance of equity to noncontrolling interest holders	-	-	-	-	-	125	125
Change in ownership interest in Streamex Ltd.	-	-	(120)	-	-	1,120	1,000
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(1,866)	-	(1,866)
Distributions in-kind to noncontrolling interest holders	-	-	5	-	-	(5)	-
Net loss (income)	-	-	-	(14,552)	-	1	(14,551)
Balance, June 30, 2026 (unaudited)	112,622,795	$113	$927,834	$(779,365)	$(2,968)	$1,497	$147,111

	Common stock Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$-	$17	$(1,527)
Stock-based compensation	1,663,543	2	2,072	-	-	-	2,074
Exercise of warrants	48,996	*	-	-	-	-	-
Sale of common stock under at-the-market offering, net of transaction costs	4,403,166	4	3,878	-	-	-	3,882
Sale of common stock and warrants	758,514	1	817	-	-	-	818
Common stock issued to settle accounts payable and accrued expenses	135,000	-	189	-	-	-	189
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Net loss	-	-	-	(2,812)	-	12	(2,800)
Balance, March 31, 2025 (unaudited)	24,248,315	$24	$260,738	$(258,157)	$-	$29	$2,634
Stock-based compensation	4,998,392	5	12,115	-	-	-	12,120
Exercise of warrants	818,827	1	(1)	-	-	-	-
Common stock cancelled	(272,399)	*	-	-	-	-	-
Common stock issued to settle accounts payable and accrued expenses	1,000,000	1	493	-	-	-	494
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive income	-	-	-	-	1,538	-	1,538
Net loss	-	-	-	(20,372)	-	4	(20,368)
Balance, June 30, 2025 (Unaudited)	30,793,135	$31	$273,343	$(278,529)	$1,538	$33	$(3,584)

*	- less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,245)	$(23,169)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,963	577
Amortization of debt discount and issuance costs	11,979	-
Gain on settlement and extinguishment of accounts payable	-	(196)
Realized gain on sale of gold	(2,938)	-
Non-cash lease income settled in gold	(88)	-
Realized gain on marketable securities	(377)	-
Change in fair value of marketable securities	119	-
Change in fair value of embedded derivative	(497)	-
Realized loss on extinguishment of convertible debenture	3,057	-
Realized loss on investment	119	-
Unrealized loss on investment measured at NAV	172	-
Allowance for credit losses on accounts receivable	-	109
Foreign currency transaction gain	(165)	-
Stock-based compensation expense	32,487	14,194
Deferred income taxes	(1,070)	-
Changes in operating assets and liabilities:
Gold-denominated receivable	(54)	-
Purchases of digital assets - USDC	(7,001)	-
Prepaid expenses and other assets	1,192	(35)
Accounts payable and accrued expenses	(572)	6,132
Operating lease right-of-use assets and lease liabilities, net	1	(5)
Net cash used in operating activities	(21,918)	(2,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(23,900)	-
Purchase of investment measured at NAV	-	-
Proceeds from the sale of marketable securities	21,003	-
Proceeds from the sale of non-marketable equity investments	25	-
Proceeds from sale of gold	26,410	-
Purchase of gold held at cost	(14,375)	-
Business acquisition, net of cash acquired	-	366
Net cash provided by investing activity	9,163	366

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under at-the-market offerings, net of issuance costs	-	3,882
Proceeds from sale of common stock and warrants, net of issuance costs	-	818
Repayment of finance obligation	(916)	-
Net proceeds from issuance of common stock in underwritten public offering	37,184	-
Proceeds from issuance of equity in subsidiary to noncontrolling interest holders	350	-
Repayment of convertible debentures	(38,500)	-
Net cash (used in) provided by financing activities	(1,882)	4,700

Effect of exchange rate change on cash	(74)	5
Net (decrease) increase in cash	(14,711)	2,678
Cash, beginning of the period	20,316	142
Cash, end of the period	$5,605	$2,820

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$403	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Dividend payable on preferred stock charged to additional paid-in-capital	$5	$5
USDC digital assets received from transfer of ownership interest in Streamex Ltd. to noncontrolling interest holders	$1,000	$-
Conversion of convertible debentures into common stock	$15,760	$-
Distributions to noncontrolling interest holders	$5	$-
Acquisition of assets and liabilities recorded through operating lease	$810	$-
Recognition of derivative liability as part of business combination (non-cash)	$-	$105,498
Recognition of assets acquired as part of business combination	$-	$105,394
Recognition of liabilities assumed as part of business combination	$-	$262
Common stock issued in settlement of accounts payable and accrued expenses	$-	$498

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 (Unaudited)

(in thousands, except par value and share amounts)

NOTE 1 – NATURE OF OPERATIONS

Business and organization

Streamex Corp. (the “Company”, “we”, “us” and “our”) is a technology company operating a digital infrastructure platform focused on the tokenization and exchange of real-world assets (“RWAs”) and other commodity-linked financial products. On May 28, 2025, the Company acquired Streamex Exchange Corporation (“Streamex Exchange”), a software development company based in Vancouver, British Columbia. In connection with this strategic expansion, on September 12, 2025, the Company changed its corporate name from BioSig Technologies, Inc. to Streamex Corp., and its common stock began trading on The Nasdaq Capital Market under the ticker symbol “STEX” (formerly “BSGM”).

The acquisition of Streamex Exchange was completed pursuant to that certain Share Purchase Agreement dated as of May 23, 2025 (as amended on May 27, 2025, the “Share Purchase Agreement”) by and among the Company, BST Sub ULC, an unlimited liability company organized under the laws of the Province of British Columbia and a wholly owned subsidiary of the Company (“ExchangeCo”), 1540875 B.C. Ltd., a British Columbia company and a wholly owned subsidiary of the Company (“Callco”), the shareholders of Streamex Exchange, and 1540873 B.C. Ltd., as trustee (the “Trustee”) under the related exchange rights agreement.

During the second quarter of 2026, in connection with the Company’s strategic focus on its digital asset and tokenization business, the Company ceased the remaining operations of its legacy ViralClear Pharmaceuticals, Inc. (“ViralClear”) and BioSig AI Sciences, Inc. (“BioSig AI”) subsidiaries and does not intend to recommence their operations. Each business permanently ceased to be used and was disposed of by abandonment during the second quarter of 2026. Neither business generated revenue during any period presented, and the subsidiaries held aggregate cash balances of approximately $7 as of June 30, 2026. The Company concluded that the abandonment did not represent a strategic shift that has had or will have a major effect on its operations or financial results and, accordingly, the disposal is not presented as a discontinued operation, and the results of these subsidiaries remain included in continuing operations. No impairment charge was recognized in connection with the abandonment.

NOTE 2 – LIQUIDITY

As of June 30, 2026, we had working capital of approximately $32,841 and cash of $5,605. For the six months ended June 30, 2026, we used $21,918 in operating activities, generated $9,163 in investing activities, and used $1,882 in financing activities.

During the six months ended June 30, 2026, the Company strengthened its liquidity position through financing transactions and asset monetization activities and eliminated its outstanding convertible debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of $37,184. The Company also received $21,003 from the sale of marketable securities and $26,410 from the sale of gold bullion that had been classified as held for sale as of December 31, 2025, resulting in a realized gain on sale of gold of $2,938. On February 6, 2026, $15,000 of principal was converted into 3,750,000 shares of common stock. The Company subsequently paid approximately $38,903 in cash to settle the remaining obligations, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest, and recognized a loss on extinguishment of $3,057.

As of June 30, 2026, the Company’s principal sources of liquidity, in addition to cash on hand, include marketable securities of $12,861, digital assets of $6,001, and its investment in Metalayer, with a carrying amount of $1,828, which is measured using net asset value per share as a practical expedient for fair value and, following expiration of a three-month lock-up on August 26, 2026, is redeemable only as of the last business day of each calendar quarter upon 15 calendar days’ prior written notice, such that the earliest available redemption date is September 30, 2026. The Company also holds a significant ownership interest in Streamex Ltd. in the form of GLDY tokens. As part of its capital strategy, the Company intends to monetize portions of this interest through sales to third-party participants to support its liquidity and growth initiatives, as it did during the six months ended June 30, 2026. The realization and timing of any such proceeds depend on identifying suitable counterparties. On July 1, 2026, the Company disbursed $5,000 of its USD Coin, a stablecoin issued by Circle Internet Financial, LLC (“USDC”) holdings, together with 1,069 GLDY tokens, to an independent proprietary trading firm under an interest-free loan agreement to support secondary-market liquidity for GLDY. The Company may recall the loaned assets at any time on 30 days’ notice. See Note 23 — Subsequent Events.

We expect to continue incurring operating losses and negative cash flows until our digital infrastructure platform, including Streamex Exchange’s tokenization and GLDY offerings, achieves sustained commercial scale. “GLDY” refers to the Company’s gold-backed digital token, which represents an economic interest in physical gold held to support the token program and is issued through Streamex Ltd. During the six months ended June 30, 2026, the Company launched GLDY and began generating gold lease income through its tokenized gold platform; however, income recognized to date remain immaterial. We expect to incur additional costs related to platform development, regulatory compliance, and strategic partnerships as we scale income-generating activities. The timing and extent of future income growth will depend on, among other things, continued investor adoption of GLDY, growth in assets under management, completion of development milestones, regulatory considerations, market conditions, and the successful commercialization of the Streamex Exchange platform and related offerings.

Management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date these unaudited condensed consolidated financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. In performing this evaluation, management considered the Company’s recurring operating losses, negative cash flows from operations, existing cash and other available financial resources, current obligations, and forecasted operating and capital expenditures. Based on this evaluation, including the Company’s cash of $5,605, working capital of $32,841, and other financial resources available to the Company as described above, management concluded that substantial doubt about the Company’s ability to continue as a going concern was not raised as of the issuance date of these financial statements. Management’s forecast indicates that the Company’s available liquidity is expected to be sufficient to meet its obligations as they become due for at least one year following the issuance date of these financial statements.

On July 1, 2026, the Board authorized a stock repurchase program. See Note 23, Subsequent Events, for additional information. The Company’s liquidity assessment and going concern evaluation as of June 30, 2026 do not assume repurchases under the authorization.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in GAAP financial statements have been condensed or omitted pursuant to such rules and regulations, and these statements should be read in conjunction with the audited consolidated financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). The condensed consolidated balance sheet as of December 31, 2025 was derived from those audited financial statements.

In management’s opinion, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts; actual results could differ from those estimates. Results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.

Certain prior period amounts have been reclassified to conform to current period presentation. There were no material changes to the Company’s significant accounting policies from those disclosed in the Annual Report, other than as described below.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Streamex Corp. and its consolidated subsidiaries, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated. Changes in the Company’s ownership interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions. See Note 12 — Streamex Ltd. (VIE).

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

Gold Lease Income

The Company earns an in-kind gold return on gold made available to a third-party leasing program. Because the arrangement is the deployment of the Company’s own gold for a stated return rather than a contract with a customer, it is outside the scope of ASC 606; income is recognized over the lease term using an effective-yield method, with a gold-denominated receivable recorded until settled in kind. See Note 4 — Gold Lease Income.

Marketable Securities

The Company’s marketable securities consist of equity securities and short-term exchange-traded fund investments measured at fair value with changes in fair value recognized in earnings, in accordance with ASC 321, Investments — Equity Securities. Fair value is determined using quoted market prices in active markets (Level 1) (see Note 8 — Marketable Securities).

Investment Measured at Net Asset Value (“NAV”)

The Company’s investments in entities that are investment companies and calculate net asset value per share are measured at fair value using NAV as a practical expedient and are excluded from the fair value hierarchy. See Note 9 — Investment Measured at NAV for more information.

Other Assets — Gold

Gold is recorded at cost, including directly attributable transaction costs, and is classified as a non-current asset. Gold received as in-kind lease yield is added to the gold asset at the fair value of the ounces received on the receipt date. Because the gold backs the Company’s tokenized gold program and is not held for sale in the ordinary course, it is accounted for as a long-lived asset under ASC 360 and tested for impairment when events indicate its carrying amount may not be recoverable; it is not carried at fair value or net realizable value. See Note 10 — Other Assets — Gold.

Digital Assets

The Company’s digital assets consist of USDC, a U.S. dollar–backed stablecoin issued by Circle Internet Financial, LLC that is redeemable one-for-one for U.S. dollars from the issuer’s segregated reserves. Because that redemption right is an enforceable claim on the issuer’s underlying assets, USDC is outside the scope of the crypto-asset fair-value model in ASC 350-60, and because it is a financial asset it is not an indefinite-lived intangible asset. The Company therefore accounts for USDC as a receivable under ASC 310, carried at the amount expected to be realized on redemption or conversion — which approximates both cost and fair value given the one-for-one peg — net of any expected credit loss allowance, which has been de minimis.

The Company does not treat USDC as cash or a cash equivalent, because it is not legal tender, is not issued or insured by a government or bank, and has no fixed maturity; it is presented separately from cash. USDC is classified as a current asset when the Company expects to realize or use it within its normal operating cycle. Stablecoin accounting continues to evolve, including an active FASB project on whether certain stablecoins may qualify as cash equivalents; the Company monitors this project, which is not yet effective, and will reassess its accounting if new guidance is issued. See Note 11 — Digital Assets.

Leases

The Company determines if an arrangement is a lease at inception in accordance with ASC 842, Leases. The Company’s leases consist of a single operating lease for its corporate office located in Winter Park, Florida. Operating lease right-of-use (“ROU”) assets and current and non-current operating lease liabilities are presented as separate line items in the unaudited condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of future minimum lease payments over the lease term. Operating lease ROU assets also include any lease payments made before commencement and exclude lease incentives. As the Company’s lease does not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of future payments. Lease terms include options to extend or terminate the lease only when it is reasonably certain that such option will be exercised.

Lease expense is recognized on a straight-line basis over the lease term. The Company has made the accounting policy election to account for short-term leases, including its month-to-month and short-duration office arrangements with terms of 12 months or less, by recognizing the associated lease payments in the unaudited condensed consolidated statements of operations on a straight-line basis over the lease term, without recognizing a right-of-use asset or lease liability for those arrangements. The Company’s real estate lease agreement contains lease and non-lease components, for which the Company has made the accounting policy election to account for such components as a single lease component.

Noncontrolling interests

Noncontrolling interests represent the equity in consolidated subsidiaries and the consolidated variable interest entity not attributable to the Company, measured under the accumulation method. Results are attributed to the noncontrolling interests based on their ownership during the period, using time-weighted percentages when ownership changes during the period.

Concentration of Assets

As of June 30, 2026, the Company’s consolidated assets totaled $159,584, of which approximately 19.6% ($31,218) were held by entities domiciled in the United States, approximately 70.7% ($112,881) by entities domiciled in Canada, and approximately 9.7% ($15,485) by entities domiciled in the Cayman Islands. The Canadian assets are held through ExchangeCo, a wholly owned subsidiary of the Company, and relate to the Company’s Streamex Exchange business. These assets consist primarily of goodwill and intangible assets totaled $108,522 and cash of $4,307. The Company’s assets held in the Cayman Islands through Streamex Ltd. consisted primarily of physical gold bullion held at cost of $15,464 as of June 30, 2026.

As of June 30, 2026, cash was $5,605, consisting of $1,291 held in the United States, $4,307 held in Canada, and $7 held by Streamex Ltd. in the Cayman Islands.

The Company evaluates geographic concentrations in accordance with ASC 275, Risks and Uncertainties, and considers potential exposure to economic, regulatory, and currency-related risks. While the Canadian-based assets and the Cayman Islands-based gold holdings represent a significant portion of consolidated assets, they are not currently subject to material operational, legal, or foreign exchange restrictions. Management believes that the Company is not exposed to heightened risk from geographic concentration, given the nature of the assets, the stability of the jurisdictions involved, and the strategic alignment of the Streamex Exchange business and Streamex Ltd. with the Company’s broader operations.

Concentration of Income and Credit Risk

For the three and six months ended June 30, 2026, all of the Company’s gold lease income of $146 was earned under two gold-denominated arrangements with a single third-party precious-metals counterparty. The Company’s gold-denominated receivable of $54 as of June 30, 2026 was due entirely from the same counterparty. The loss of, or a deterioration in the financial condition of, this counterparty could have a severe near-term effect on the Company’s gold lease income and the realizability of its gold-denominated receivable. The Company recognized no gold lease income during the three or six months ended June 30, 2025.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Common stock issued for services[1]	$7,123	$14,985
Advisory and capital markets consulting services[2]	773	-
Insurance	64	1,282
Marketing	51	841
Other prepaid expenses and other current assets	191	293
Totals	$8,202	$17,401

(1)	In December 2025, the Company issued an aggregate of 3,538,762 shares of its common stock to two third-party consultants in exchange for services to be provided over a one-year contractual term. The aggregate grant-date fair value of the common stock issued was $15,854. The Company recognized stock-based compensation expense of $3,953 and $7,862 during the three and six months ended June 30, 2026, respectively.

(2)	See Note 19 — Commitments and Contingencies for information regarding the Company’s GLDY token consulting agreement, the unamortized portion of which is included in advisory and capital markets consulting services above.

Net Income (Loss) Per Common Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings Per Share. Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Streamex Corp.’s common stockholders, after deduction of dividends on the Company’s cumulative convertible preferred stock, whether or not declared, by the weighted-average number of common shares outstanding during the period.

Exchangeable Shares issued by a consolidated subsidiary in connection with the acquisition of Streamex Exchange are exchangeable on a one-for-one basis for shares of the Company’s common stock and participate in earnings and dividends on an equivalent basis with the Company’s common stock. Before November 4, 2025, the Exchangeable Shares were subject to stockholder approval and applicable exchange limitations under Nasdaq listing rules and therefore were not included as common shares outstanding in basic earnings (loss) per common share. Upon stockholder approval on November 4, 2025, the exchange limitations were removed, the Exchangeable Shares were reclassified to permanent equity, and the Exchangeable Shares became eligible for inclusion in basic earnings (loss) per common share on a weighted-average basis beginning on that date. Accordingly, the Exchangeable Shares were not included in basic earnings (loss) per common share for the three or six months ended June 30, 2025. See Note 5 — Business Acquisition and Note 16 — Stockholders’ Equity.

Diluted earnings (loss) per common share gives effect to potentially dilutive securities using the treasury stock method or if-converted method, as applicable. Contingently issuable shares are included only when the applicable conditions have been satisfied as of the end of the reporting period. In periods of net loss, basic and diluted loss per common share are the same because the effect of potential common shares would be antidilutive.

Potential common shares excluded from the computation of diluted net loss per common share because their effect would have been antidilutive or because the applicable issuance conditions had not been satisfied were as follows:

	June 30,	June 30,
	2026	2025
Series C convertible preferred stock	501,725	344,763
Options to purchase common stock	2,921,000	2,736,000
Performance-based restricted stock units	4,400,000	-
Warrants to purchase common stock	1,647,885	3,564,982
Restricted stock units to acquire common stock	5,889,270	1,004,163
Exchangeable Shares subject to stockholder approval	-	109,070,079
Totals	15,359,880	116,719,987

The Exchangeable Shares outstanding as of June 30, 2025 were excluded because the issuance of the Company’s common stock upon exchange remained subject to stockholder approval and applicable exchange limitations. Stockholder approval was obtained on November 4, 2025, after which the Exchangeable Shares became eligible for inclusion in basic earnings (loss) per common share on a weighted-average basis. See Note 5 — Business Acquisition.

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

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement and disclosures about selling expenses. As amended by ASU 2025-01, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company has not early adopted ASU 2024-03 and is currently evaluating its effect on the Company’s unaudited condensed consolidated financial statements

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity), which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future financial statements.

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

NOTE 4 – GOLD LEASE INCOME

The Company earns gold lease income on gold made available to a third-party leasing program. Because the arrangement represents the deployment of the Company’s gold for a stated in-kind return rather than a contract with a customer, the income is not within the scope of ASC 606; it is recognized over the term of each accepted lease using an effective-yield method. Yield is earned in ounces and accrues daily on a simple, non-compounding basis at the contractual annual lease rate applied to the ounces on lease, with settlement in kind on a monthly cycle. Ounces earned each day are translated into U.S. dollars at that day's LBMA Gold Price PM (USD) fix, which affects only the U.S. dollar measurement of those ounces and not the rate at which yield accrues. The Company recognizes income only while recovery of the in-kind consideration on an accepted lease is considered probable.

Gold lease income comprises two gold-denominated components earned on the same gold made available to the leasing program: an in-kind lease yield earned on gold deployed into accepted leases, and a contractual revenue share representing a tiered percentage of gold under management that is payable by the program agent and settled in gold. The program agent is engaged to source and manage leases on the Company's behalf rather than to obtain an output of the Company's ordinary activities and is therefore not a customer; both components are accordingly recognized as gold lease income on the effective-yield basis described above and are measured on the same daily basis.

The following table disaggregates gold lease income:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
In-kind lease yield	$134	$134
Contractual revenue share	12	12
Total gold lease income	$146	$146

Approximately $12 of gold lease income earned in the first quarter of 2026 comprising $11 of in-kind lease yield and $1 of contractual revenue share was not recognized in the previously issued interim financial statements for that period and was recognized in the current period. As a result, the three-month and six-month amounts are the same. No gold lease income was recognized during the three and six months ended June 30, 2025.

The following table presents the gold-denominated receivable for accrued but unsettled gold lease income:

	June 30, 2026	December 31, 2025
Accrued in-kind lease yield	$42	$-
Accrued contractual revenue share	12
Total gold-denominated receivable	$54	$-

The $54 gold-denominated receivable at June 30, 2026 represents gold lease income recognized during the period for which the related in-kind gold settlement had not been received as of the reporting date; the timing of settlement is governed by the applicable gold-leasing arrangements. The receivable represents a fixed quantity of ounces to be received in kind, is measured at the U.S. dollar amount recognized when those ounces were earned, and is not remeasured for changes in the price of gold. Because the Company is paid only as the leasing agent collects from the ultimate lessees, the Company assesses expected credit losses on the receivable by analogy to ASC 326-20; given the short monthly settlement cycle and the secured and insured structure of each lease, no allowance for credit losses was recognized as of June 30, 2026.

Upon in-kind receipt of gold, the difference between the settlement-date fair value of the gold received and the amount previously recognized on those ounces is presented within other income (expense), net, as a loss on settlement of gold-settled revenue, and the gold received is carried at historical cost under ASC 360. The Company recognized the following:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Gold-price differential on in-kind settlement	$(3)	$(3)

All of the Company’s gold lease income is earned through a single third-party leasing program administered by one counterparty, with which the Company contracts directly. The counterparty does not guarantee payment, and the Company is ultimately dependent on collection from a small number of underlying lessees; accordingly, the Company is exposed to a concentration of credit risk with respect to both the counterparty and those underlying lessees.

NOTE 5 – BUSINESS ACQUISITION

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

Under the terms of the Share Purchase Agreement, ExchangeCo acquired all of the issued and outstanding shares of Streamex Exchange (the “Purchased Shares”) in exchange for 109,070,079 Exchangeable Shares of ExchangeCo, based on an acquisition consideration ratio of 2.046862 Exchangeable Shares per Purchased Share. Each Exchangeable Share is separately exchangeable for one share of the Company’s common stock, subject to the adjustments and conditions described below.

The purpose of the Acquisition was to enter the digital commodity trading and blockchain-based financial infrastructure market by acquiring an established operating platform, rather than developing comparable technology internally, and to obtain the assembled workforce, intellectual property, and regulatory capabilities of Streamex Exchange. Prior to the Acquisition, the Company did not operate a digital asset tokenization or commodity trading platform, and Streamex Exchange’s business represented a new line of business for the Company.

In connection with the transaction, the Company evaluated the accounting under ASC 805, Business Combinations, and ASC 810, Consolidation. The Company concluded the acquired set met the definition of a business. In making this determination, the Company considered the concentration test in ASC 805 and determined that substantially all of the fair value of the gross assets acquired was not concentrated in a single identifiable asset or group of similar identifiable assets. The Company also evaluated whether the acquiree is a VIE and concluded Streamex Exchange is a VIE because, among other factors, it lacked sufficient equity at risk to finance its activities without additional subordinated financial support and the equity holders, as a group, did not have substantive power to direct the activities that most significantly impact economic performance at the acquisition date.

The Company concluded it is the primary beneficiary because it has both (i) the power to direct the activities that most significantly impact Streamex Exchange’s economic performance through governance rights in place at closing and (ii) the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, the transaction is accounted for as a business combination with the Company as the accounting acquirer, and Streamex Exchange has been consolidated in the Company’s financial statements from the acquisition date.

Stockholder Approval and Contingent Features

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

Consideration Transferred

The fair value of the consideration transferred was $105,498, consisting entirely of Exchangeable Shares issued by ExchangeCo. Due to the lack of an active market for the Exchangeable Shares and the contingent nature of their conversion, a fundamentals-based valuation approach was used to estimate the fair value of the consideration. The contingent consideration related to the potential adjustment of the ratio at which each Exchangeable Share is exchangeable for shares of the Company’s common stock (the “Common Share Exchange Ratio”) from 1.00 to 1.25 if stockholder approval was not obtained within six months following the closing date. The Common Share Exchange Ratio is distinct from the acquisition consideration ratio of 2.046862 Exchangeable Shares issued per Purchased Share described above. The potential adjustment was not included in the purchase consideration as of May 28, 2025. Because stockholder approval was obtained on November 4, 2025, within six months following the closing date, the adjustment was not triggered, the Common Share Exchange Ratio remained 1.00, and no additional consideration was required.

On November 4, 2025, the Company received stockholder approval for the issuance of shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Share Purchase Agreement. As a result, the conversion cap was removed, and Streamex Exchange shareholders became able to convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity. No derivative liability related to the Exchangeable Shares remained outstanding as of June 30, 2026 or December 31, 2025. Although the Exchangeable Shares were reclassified to permanent equity upon stockholder approval on November 4, 2025, the consideration transferred for purposes of the acquisition date purchase price allocation reflects the fair value of the Exchangeable Shares as of May 28, 2025.

In connection with the acquisition of Streamex Exchange, the Company incurred total acquisition-related costs of $5,900 during the year ended December 31, 2025, primarily consisting of legal, accounting, and consulting fees directly attributable to the transaction. These costs were expensed as incurred and are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations. No further acquisition-related costs were incurred during the six months ended June 30, 2026.

Purchase Price Allocation

The Company applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed at their estimated fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. The Company completed its assessment of the fair values of the assets acquired and liabilities assumed during the three months ended March 31, 2026, and the measurement period has since closed. No measurement period adjustments were recorded during the six months ended June 30, 2026.

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

The final allocation of the purchase consideration is as follows:

Amount Recognized as of the Acquisition Date
Assets acquired
Cash	$366
Due from related party	11
Sales tax receivable	14
Prepaid expenses	22
Trade name	5,100
Developed technology	40,000
Legal and compliance framework	2,400
Goodwill	70,435
Total assets acquired	$118,348
Liabilities assumed
Accounts payable and accrued expenses	$(262)
Deferred tax liability	(12,588)
Total liabilities assumed	$(12,850)
Net assets acquired	$105,498

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2025 (1)	$70,984
Acquisition	-
Impairment	-
Foreign currency translation adjustment	(2,463)
Goodwill as of June 30, 2026	$68,521

1)	Related to the acquisition of the Streamex Exchange. See Note 5, Business Acquisition for additional information. Goodwill was initially measured in the functional currency of Streamex Exchange and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in foreign exchange rates are reflected in the cumulative translation adjustment within other comprehensive loss.

During the three and six months ended June 30, 2026, the Company evaluated the existence of any indicators of impairment in accordance with ASC 350, Intangibles—Goodwill and Other. Based on the qualitative assessment performed, management concluded that the combination of factors considered did not result in a triggering event requiring a quantitative impairment test. Based on the assessment, there was no goodwill impairment recognized in the three and six months ended June 30, 2026.

Intangible Assets

Intangible assets consist of trade name, developed technology, legal and compliance framework, and patents, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company evaluates its finite-lived intangible assets for impairment under the held-and-used impairment model whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the three and six months ended June 30, 2026, the Company evaluated whether events or changes in circumstances indicated that the carrying amount of its intangible asset group may not be recoverable, including the Company’s operating losses, the extent and manner of use of the acquired platform assets, changes in the business and regulatory climate applicable to tokenized products, and market conditions. Based on the totality of that assessment, management concluded that no impairment indicators were present as of June 30, 2026 and accordingly no impairment charge was recorded for the three and six months ended June 30, 2026 or 2025.

The following summarizes the Company’s intangible assets as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Trade name (1)	$5,100	$5,100
Developed technology (1)	40,000	40,000
Legal and compliance framework (1)	2,400	2,400
Patents	380	380
Total	47,880	47,880
Foreign currency translation adjustment	(1,291)	371
Total accumulated amortization	(6,347)	(3,612)
Intangible assets, net	$40,242	$44,639

1)	Intangible assets acquired in connection with the Streamex Exchange acquisition were initially measured in Canadian dollars and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in exchange rates are reflected in the carrying amounts presented above and recorded in other comprehensive loss as part of the cumulative translation adjustment.

Amortization expense for intangible assets was $1,466 and $539 for the three months ended June 30, 2026 and 2025, respectively, and $2,945 and $544 for the six months ended June 30, 2026 and 2025, respectively.

Expected future amortization expense of intangible assets as of June 30, 2026, is as follows:

Remainder 2026	$2,755
2027	5,509
2028	5,509
2029	5,509
2030	5,509
Thereafter	15,451
$40,242

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2026, and December 31, 2025 is summarized as follows:

	June 30,	December 31,
	2026	2025
Computer equipment	$531	$531
Furniture and fixtures	109	109
Testing/Demo equipment	312	312
Leasehold improvements	84	84
Total	1,036	1,036
Less accumulated depreciation	(1,029)	(1,011)
Property and equipment, net	$7	$25

As of June 30, 2026, the Company evaluated whether any events or changes in circumstances indicated that the carrying amounts of its property and equipment may not be recoverable. Based on this assessment, no impairment indicators were identified and no impairment charges were recorded during the three and six months ended June 30, 2026 or 2025.

Depreciation expense was $5 and $18 for the three and six months ended June 30, 2026, respectively, and $15 and $33 for the three and six months ended June 30, 2025, respectively.

NOTE 8 – MARKETABLE SECURITIES

Exchange-Traded Funds

The Company’s marketable securities consist of shares of exchange-traded funds that invest primarily in short-term U.S. Treasury securities and investment-grade corporate debt instruments. Because the Company holds equity interests in the exchange-traded funds rather than the underlying debt securities directly, the investments are accounted for as equity securities under ASC 321, Investments — Equity Securities, rather than as debt securities under ASC 320, Investments — Debt Securities. See Note 14 — Fair Value Measurements.

At June 30, 2026, the Company’s marketable securities consisted of an exchange-traded fund portfolio with a cost basis of approximately $12,981 and a fair value of approximately $12,861. Based on the underlying unrounded amounts, the Company recognized a net unrealized loss of $119 during the six months ended June 30, 2026, all of which related to securities held as of June 30, 2026 and is included in change in fair value of marketable securities in the unaudited condensed consolidated statements of operations.

At December 31, 2025, the Company’s marketable securities consisted of its investment in Empress Royalty Corp., which was sold in full during the six months ended June 30, 2026.

Empress Royalty Corp.

In December 2025, the Company acquired approximately 9.9% of the outstanding common shares of Empress Royalty Corp. (“Empress”), a publicly traded royalty company, in exchange for shares of the Company’s common stock. Because the Company does not have significant influence over Empress, the investment was accounted for as a marketable security rather than under the equity method. At December 31, 2025, the fair value of the investment was approximately $9,706.

In January 2026, the Company sold its entire investment in Empress Royalty Corp. for gross proceeds of approximately $10,190 and recognized a transaction-specific realized gain of approximately $484 relative to the investment’s December 31, 2025 carrying value. During the three months ended June 30, 2026, the Company recognized realized losses of approximately $106 on sales of exchange-traded fund securities. The Empress gain and realized results from other marketable-security transactions produced a net realized gain on marketable securities of $377 for the six months ended June 30, 2026, as presented in the unaudited condensed consolidated statements of operations. The Company held no investment in Empress Royalty Corp. as of June 30, 2026.

NOTE 9 – INVESTMENT MEASURED AT NAV

On May 26, 2026, the Company funded a subscription for 2,000 Class A-1 non-voting shares of Metalayer Digital Fund I (the “Fund”), a Cayman Islands exempted company registered with the Cayman Islands Monetary Authority as a regulated mutual fund and an investment company, for an aggregate subscription price of $2,000 funded through the transfer of USDC. The Fund’s investment program acquires tokenized securities at a discount to net asset value for realization at the issuer’s redemption window and deploys unutilized capital in on-chain assets, and may invest in digital assets, tokenized securities, traditional securities, and commodities.

The Company’s interest is a passive, noncontrolling investment that the Company does not consolidate and does not account for under the equity method. The investment is valued using the fund’s reported NAV per share as a practical expedient under ASC 820. Such investments are excluded from the fair value hierarchy. Changes in the net asset value are recognized in earnings. The following table summarizes activity for the period:

Initial subscription, May 26, 2026	$2,000
Unrealized loss for the period	(172)
Carrying amount, June 30, 2026	$1,828

The unrealized loss of $172 was recognized in other income (expense), net on the accompanying unaudited condensed statement of operations for the three and six months ended June 30, 2026. The Class A-1 shares are subject to a three-month lock-up expiring August 26, 2026 and are redeemable thereafter only on the last business day of each calendar quarter upon 15 calendar days’ prior written notice, such that the earliest available redemption date is September 30, 2026; no redemption gate or fee applies. Based on these terms and management’s intent to realize the investment within one year, the investment is classified as a current asset. The Company has no unfunded commitments to the Fund or to any related fund vehicle. See Note 14 — Fair Value Measurements.

The Fund is also a holder of GLDY tokens, which were purchased during the second quarter of 2026 for consideration of approximately $1,000, received in USDC digital assets. Because these GLDY tokens represent a noncontrolling ownership interest in the Company’s consolidated subsidiary, Streamex Ltd., and the Company retained control of Streamex Ltd., the sale was accounted for as a change in the Company’s ownership interest, and no gain or loss was recognized in net income. The difference between the consideration received and the carrying amount of the noncontrolling interest transferred was recorded as a reduction of additional paid-in capital attributable to the Company. See Note 18 — Noncontrolling Interests. Management evaluated its relationships with the Fund and its investment manager and concluded that they are not related parties of the Company.

NOTE 10 – OTHER ASSETS — GOLD

Gold Held at Cost — Streamex Ltd. (VIE)

The Company, through Streamex Ltd., its consolidated variable interest entity, holds physical gold bullion to support the GLDY token program and related leasing activities. The gold is classified as “Other assets held at cost — gold” within non-current assets on the unaudited condensed consolidated balance sheet. The Company classifies the gold as non-current because it does not expect to liquidate the gold within the next twelve months. Cost is determined on a specific identification basis, and ongoing storage, insurance, and custody costs are expensed as incurred (see Note 12 — Streamex Ltd. (VIE)).

During the six months ended June 30, 2026, the gold held at cost was composed of approximately $1,000 of gold reclassified from held for sale, approximately $14,375 of gold acquired for cash, and approximately $88 of gold received in kind in settlement of gold lease income. As of June 30, 2026, the aggregate carrying amount of gold held by Streamex Ltd., based on the underlying unrounded amounts, was $15,464 and was classified as “Other assets held at cost — gold” within non-current assets on the unaudited condensed consolidated balance sheet. The independently rounded components presented above may not sum to the rounded aggregate carrying amount. See Note 4 — Gold Lease Income.

In performing its recoverability assessment under ASC 360-10-35, management considered both market-based and asset-specific factors, including gold market prices as of the balance sheet date, and concluded that no triggering events existed and no impairment charges were recorded during the three or six months ended June 30, 2026.

Legacy Gold Bullion — Sold February 2026

At December 31, 2025, the Company held LBMA Good Delivery gold bullion in secure third-party custody, of which approximately $23,472 was classified as held for sale and pledged as collateral under the Company’s secured convertible debentures, and approximately $1,000 was unrestricted. On December 29, 2025, management committed to a plan to sell this gold in connection with the Company’s plan to resolve and repay its secured convertible debentures, and the gold met the held-for-sale criteria under ASC 360-10-45-9 as of that date.

In February 2026, the Company transferred $1,000 of unrestricted gold to Streamex Ltd. in connection with the establishment of the GLDY token program, as described above. On February 5, 2026, the Company completed the sale of the remaining gold previously classified as held for sale, with a carrying amount of approximately $23,472, for cash proceeds of approximately $26,410, resulting in a realized gain of approximately $2,938, which is included within total other income (expense), net, in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2026. The proceeds were used to fund the repayment of the Company’s secured convertible debentures. See Note 22 — Convertible Debentures and Related Derivative Instruments. Upon completion of the sale and settlement of the convertible debentures, all related security interests, liens, and custodial arrangements were terminated, and no gold bullion classified as held for sale remained on the unaudited condensed consolidated balance sheet as of June 30, 2026.

NOTE 11 – DIGITAL ASSETS

As of June 30, 2026, the Company held digital assets with a carrying amount of $6,001, consisting primarily of USDC and a de minimis balance of other digital assets with an aggregate carrying amount of less than $1. The Company held no digital assets as of December 31, 2025. The carrying amount of USDC approximated its one-for-one redemption value; the difference was not material, and no credit loss allowance or impairment was recognized during the three or six months ended June 30, 2026. The Company uses USDC as a medium of exchange to settle transactions with counterparties in the digital asset industry, and to fund and settle activities related to its tokenized gold platform.

Substantially all of the Company’s digital assets are held for its own account in custody with Anchorage Digital Bank, N.A., a federally chartered digital asset bank; the Company does not have a direct issuer redemption (mint) account and realizes U.S. dollars through its custodian. The Company does not safeguard crypto assets for platform users, GLDY token holders, or other third parties, and accordingly, under SEC Staff Accounting Bulletin No. 122, has recognized no safeguarding asset or liability.

NOTE 12 – STREAMEX LTD. (VIE)

Overview

Streamex Ltd. is a special-purpose entity organized in the Cayman Islands and formed to purchase and hold physical gold and to issue digital GLDY tokens designed to provide tokenholders exposure to gold and gold-denominated leasing returns. Streamex Ltd. may also lease its gold holdings to generate gold-denominated yield. The Company is involved with Streamex Ltd. through its governance rights and through its economic interest in GLDY tokens. Streamex Ltd. pays servicing fees to GLDY ServiceCo, LLC under the applicable servicing arrangement; because the servicer is a consolidated subsidiary, these fees and related intercompany balances are eliminated in consolidation.

Variable Interest Entity Consideration

The Company evaluated Streamex Ltd. under the VIE model in ASC 810, Consolidation. A legal entity is a VIE if, among other conditions, the holders of the equity investment at risk, as a group, lack the power, through voting rights or similar rights, to direct the activities that most significantly impact the entity’s economic performance. Streamex Ltd. is considered a VIE because the holders of GLDY tokens, which represent non-voting participating equity interests, lack substantive voting rights and do not have the power to direct the activities that most significantly impact Streamex Ltd.’s economic performance. Voting control resides with the single voting management share, which controls shareholder-level decisions including the appointment and removal of directors, and day-to-day operating authority has been delegated to GLDY ServiceCo, LLC, a consolidated subsidiary of the Company, pursuant to a services agreement.

Primary Beneficiary Conclusion and Consolidation

The Company concluded it is the primary beneficiary of Streamex Ltd. and is required to consolidate it. Under ASC 810-10-25-38, a reporting entity is the primary beneficiary of a VIE only if it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company concluded both criteria continue to be met as of June 30, 2026 because it directs Streamex Ltd.’s economic performance through its control of the VIE’s governance structure and the servicer arrangement, and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE through its economic interest in the GLDY tokens.

As of June 30, 2026, the Company held approximately 91.0% of the approximately 3,111 outstanding GLDY tokens, with the remaining approximately 9.0% held by external tokenholders. These percentages represent ownership as of the balance sheet date. Streamex Ltd.’s results are attributed between the controlling and noncontrolling interests using time-weighted ownership percentages applied to the results of each quarter — approximately 0.2102% for the three months ended March 31, 2026 and approximately 4.0250% for the three months ended June 30, 2026 — rather than by applying the period-end percentage to the full-period result. These time-weighted percentages differ from the approximately 9.0% ownership interest held at June 30, 2026 because substantially all noncontrolling interests were admitted during 2026, including significant interests issued during the latter part of the second quarter. See Note 18 — Noncontrolling Interests. The Company continued to consolidate Streamex Ltd. as of June 30, 2026 because the Company remained the primary beneficiary.

Carrying Amounts of Assets and Liabilities of Consolidated VIE

Streamex Ltd. assets and liabilities included in the unaudited condensed consolidated balance sheet as of June 30, 2026:

Assets
Other assets held at cost – gold	$15,464
Cash	7
Digital assets	1
Prepaids	13
Total assets	$15,485

Liabilities
Accounts payable and accrued expenses	$89
Total liabilities	$89

For the three months ended June 30, 2026, Streamex Ltd. recognized net income of approximately $15, consisting of gross in-kind gold lease income of approximately $134, a realized loss on in-kind settlements of approximately $3, and operating expenses of approximately $116, primarily consisting of statutory administration, legal and audit fees associated with its formation and ongoing maintenance as a Cayman Islands entity.

For the six months ended June 30, 2026, Streamex Ltd. incurred a net loss of approximately $140, consisting of gross in-kind gold lease income of approximately $134, substantially all of which was recognized during the three months ended June 30, 2026, a realized loss on in-kind settlements of approximately $3, and operating expenses of approximately $271. These amounts form the basis for the allocation of Streamex Ltd.’s net income or loss to the noncontrolling interest described in Note 18 — Noncontrolling Interests.

Change in Ownership Interest

During the six months ended June 30, 2026, the Company transferred GLDY tokens to Metalayer in exchange for approximately $1,000 of USDC digital assets. This transaction was separate from the Company’s $2,000 investment in Class A-1 shares of Metalayer, which was funded entirely in USDC digital assets as described in Note 9 — Investment Measured at NAV.

The GLDY token transfer reduced the Company’s ownership interest in Streamex Ltd. but did not result in a loss of control. Accordingly, the Company accounted for the transaction as a change in ownership interest in a consolidated subsidiary under ASC 810-10-45-23. The carrying amount of the noncontrolling interest increased by approximately $1,120, and the approximately $120 excess of the increase in the noncontrolling interest over the consideration received was recognized as a reduction of additional paid-in capital attributable to the Company. These amounts are reflected in the unaudited condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2026. See Note 18 — Noncontrolling Interests.

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

Maximum Exposure to Loss / Financial Support

The Company’s maximum exposure to loss associated with its involvement with Streamex Ltd. as of June 30, 2026 is limited to the carrying amount of its economic interest in the GLDY tokens and its net interest in Streamex Ltd.’s net assets. The Company has no arrangements that legally obligate it to provide additional financial support to Streamex Ltd., such as guarantees or liquidity facilities, beyond its role as an investor and service provider, although the Company funds Streamex Ltd.’s operating expenses through capital contributions, which are eliminated in consolidation.

Noncontrolling Interest

Noncontrolling interests in Streamex Ltd. consist of the single voting management share, which carries governance rights but no material economic interest, and GLDY tokens held by external tokenholders. See Note 18 — Noncontrolling Interest for the carrying amount of, and rollforward of activity in, the noncontrolling interest attributable to Streamex Ltd.

Ongoing Assessment

The Company reassesses its primary beneficiary conclusion on an ongoing basis in accordance with ASC 810 whenever changes in facts and circumstances occur that could affect whether either criterion under ASC 810 continues to be met, including changes in GLDY token ownership, modifications of governing documents or fee arrangements, changes in ownership of the management share, or replacement of the affiliated servicer by an unrelated party. As of June 30, 2026, no changes in facts or circumstances have occurred that would alter the Company’s conclusion.

NOTE 13 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of the reporting dates, consist of the following:

	June 30,	December 31,
	2026	2025
Accrued accounting and legal	$111	$705
Accrued consulting	600	575
Accrued interest	-	200
Accrued office and other	44	38
Accrued insurance premium financing	-	916
Accrued payroll	658	512
Other accrued expenses	42	6
	$1,455	$2,952

NOTE 14 – FAIR VALUE MEASUREMENTS

The Company applies ASC 820, Fair Value Measurement, which establishes a three-level hierarchy based on the observability of valuation inputs: Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — observable inputs other than Level 1 quoted prices; Level 3 — unobservable inputs.

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

Description	Level	June 30, 2026	December 31, 2025
Marketable securities	1	$12,861	$9,706
Embedded derivative liabilities – Yorkville Debentures	3	$-	$1,700
Investment measured at NAV as a practical expedient	N/A	$1,828	$-

Marketable securities are valued using unadjusted quoted prices in active markets (Level 1). Empress Royalty Corp. was valued using quoted prices on the TSX Venture Exchange, its principal market, translated to U.S. dollars at the spot exchange rate. Exchange-traded funds holding short-term U.S. Treasury and investment-grade corporate debt instruments were valued using quoted prices in active markets. See Note 8 — Marketable Securities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three or six months ended June 30, 2026.

Embedded Derivative Liability — Settled Convertible Debentures

The embedded conversion options in the Company’s secured convertible debentures were bifurcated as derivative liabilities under ASC 815 and measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The debentures and the related derivative were fully settled on February 6, 2026. See Note 22 — Convertible Debentures and Related Derivative Instruments.

	2/6/2026	12/31/2025
Unobservable / key assumption	Remeasurement	Remeasurement
Common stock price	$3.28	$3.03
Indicated conversion price	$4.00	$4.00
Floor price	$4.00	$4.00
Prepayment probability	100%	70%
Prepayment premium	10%	10%
Registration probability	0%	0%

Fair value was most sensitive to the Company’s stock price, expected volatility, and prepayment timing/probability assumptions; increases in stock price or volatility would generally increase fair value, while a higher prepayment probability would generally decrease it. Given the path-dependent valuation, quantitative sensitivity analysis is not presented.

The following table presents the rollforward of the embedded derivative liability for the six months ended June 30, 2026:

Amount
Balance as of December 31, 2025	$1,700
Change in fair value	(497)
Settlements	(1,203)
Balance as of June 30, 2026	$-

The $497 gain is included in change in fair value of embedded derivative in the unaudited condensed consolidated statements of operations for the six months ended June 30, 2026. Upon settlement of the Convertible Debentures on February 6, 2026, the Company derecognized the $1,203 remaining embedded derivative liability, resulting in a $443 gain on derecognition that is included as a component of the $3,057 net realized loss on extinguishment of the Convertible Debentures disclosed in Note 22 — Convertible Debentures and Related Derivative Instruments (i.e., the $3,057 loss is presented net of this $443 gain). No Level 3 activity occurred during the three months ended June 30, 2026, as the Convertible Debentures and the related embedded derivative were fully settled during the three months ended March 31, 2026.

NOTE 15 – LEASES

The Company leases office space at 165 Lincoln Ave, 2nd Floor, Winter Park, Florida, under a non-cancelable operating lease that commenced in June 2026 with a term of approximately five years, expiring May 31, 2031. The lease contains a five-year renewal option that the Company is not reasonably certain to exercise; accordingly, the renewal period is excluded from the lease term. The lease also includes a one-time early termination option effective 24 months after commencement, exercisable upon at least three months’ prior written notice and payment of a termination fee equal to five months of then-current base rent plus any unamortized broker commissions. The Company is not reasonably certain to exercise this option; accordingly, it is excluded from the lease term. The Company recognized a right-of-use asset and corresponding lease liability based on the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 7.50%, as the rate implicit in the lease was not readily determinable. The lease is structured as a modified gross lease, under which the landlord is responsible for property taxes, property insurance, and common area maintenance, and the Company’s only variable payment obligation relates to a pro rata share of the property’s electricity costs, billed as additional rent. The Company has elected to account for the lease and non-lease components as a single lease component. Prior to June 2026, the Company’s office space arrangements had terms of 12 months or less and, consistent with the Company’s accounting policy election under the short-term lease exception in ASC 842-20-25-2, were not recognized on the balance sheet as right-of-use assets or lease liabilities; the associated cost is reflected as other lease expense for the three and six months ended June 30, 2025. Accordingly, no right-of-use asset or lease liability was recognized as of December 31, 2025.

The following table presents the components of lease cost for the periods indicated:

	Expense	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Classification	2026	2025	2026	2025
Operating lease cost	General and administrative	$12	$-	$12	$-
Short-term lease cost	General and administrative	12	49	37	99
Total lease cost		$24	$49	$49	$99

The following table presents the classification of the Company’s right-of-use asset and operating lease liabilities in the unaudited condensed consolidated balance sheets:

		As of	As of
		June 30, 2026	December 31, 2025
Assets:
Total non-current lease assets	Right-of-use asset	$799	$-

Liabilities:
Current	Operating lease liability, current	$129	$-
Non-current	Operating lease liability, non-current	671	-
Total operating lease liabilities		$800	$-

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating lease as of June 30, 2026 were 4.9 years and 7.50%, respectively.

The following table presents the maturities of the Company’s operating lease liabilities as of June 30, 2026:

Fiscal Year	Amount
Remainder of 2026	$91
2027	186
2028	192
2029	198
2030	204
Thereafter	86
Undiscounted cash flows	957
Less: imputed interest	(157)
Present value of lease liabilities	$800

Supplemental cash flow information related to the Company’s operating lease was as follows: cash paid for amounts included in the measurement of the operating lease liability was $11 for the six months ended June 30, 2026. In June 2026, the Company recognized a right-of-use asset and a corresponding operating lease liability of $810 upon commencement of the lease, presented as a non-cash investing and financing activity in the unaudited condensed consolidated statements of cash flows. As of June 30, 2026, the right-of-use asset was $799 and the total operating lease liability was $800. The right-of-use asset reflects the $810 recognized at commencement, reduced by amortization since commencement; the difference between the right-of-use asset and the lease liability results from the recognition of lease cost on a straight-line basis, consistent with the subsequent measurement of operating leases under ASC 842.

Variable lease cost, consisting of the Company’s pro rata share of the property’s electricity costs billed as additional rent, was less than $1 for each of the three and six months ended June 30, 2026. The short-term lease cost recognized for the three and six months ended June 30, 2026 relates to month-to-month office arrangements that were replaced by the Company’s long-term operating lease that commenced in June 2026; accordingly, the Company’s short-term lease commitments for the twelve months following June 30, 2026 are not expected to be material.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of June 30, 2026 and December 31, 2025, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock. As of June 30, 2026 and December 31, 2025, there were no issued or outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Special Voting Preferred Stock

In connection with the issuance of Exchangeable Shares, the Company designated one share of Special Voting Preferred Stock, par value $0.001 per share. One share of Special Voting Preferred Stock was issued and outstanding as of June 30, 2026, and December 31, 2025.

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

Series C Preferred Stock

Series C Preferred Stock (“Series C”) issued and outstanding totaled 105 shares as of June 30, 2026, and December 31, 2025. As of June 30, 2026, and December 31, 2025, the Company has accrued $126 and $121 dividends payable on the Series C, respectively. As of June 30, 2026, and December 31, 2025, the cumulative dividend per share payable on the Series C was approximately $1,197 and $1,153, respectively.

Each share of Series C is convertible at the holder’s option into shares of common stock at a conversion price of $0.3197 per share, based on the stated value of $1,000 per preferred share. As of June 30, 2026, the outstanding Series C shares were convertible into an aggregate of 501,725 shares of common stock, including 173,292 shares issuable upon conversion of accrued dividends based on the applicable dividend conversion price of approximately $0.7255 per share. The Series C is subject to full ratchet anti-dilution price protection upon issuance of equity or equity-linked securities at an effective price below $0.3197 per share, as well as customary anti-dilution adjustments for stock splits and similar events.

Common stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock. As of June 30, 2026, and December 31, 2025, the Company had 112,622,795 and 49,805,275 shares issued and outstanding, respectively.

Exchangeable Shares

As of June 30, 2026 and December 31, 2025, the Company had 69,598,196 and 107,991,931 Exchangeable Shares outstanding, respectively. Of the 109,070,079 Exchangeable Shares originally issued in connection with the Streamex Exchange acquisition on May 28, 2025, 1,078,148 were converted into shares of the Company’s common stock from the issuance date through December 31, 2025, and an additional 38,393,735 were converted during the six months ended June 30, 2026. Each Exchangeable Share is exchangeable on a one-for-one basis for a share of the Company’s common stock, subject to the terms of the exchange agreement.

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

Common Stock Cancelled

In May 2026, the Company rescinded a previously approved equity compensation arrangement with the Company’s General Counsel covering 700,000 shares of common stock. As part of this rescission, the shares were cancelled and the arrangement was terminated with no further equity compensation obligations.

Equity Line of Credit

As of June 30, 2026, the Company had approximately $5,000 of remaining capacity under its Equity Subscription Agreement with Lind Global Fund III, LP, dated February 28, 2025, subject to the filing and effectiveness of a registration statement. No advances have been made under the Subscription Agreement as of June 30, 2026.

NOTE 17 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

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

As of June 30, 2026, there were 11,679,915 shares available under the 2023 Long-Term Incentive Plan.

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

The following table presents information related to stock options as of June 30, 2026:

Options Outstanding			Options Exercisable
Exercise	Number of	Weighted Average Remaining Life	Exercisable Number of
Price	Options	In Years	Options
$ Under 9.99	2,900,000	8.4	2,900,000
$10.00-19.99	15,000	6.9	15,000
$20.00-49.99	3,000	2.7	3,000
$50.00-69.99	3,000	3.5	3,000
	2,921,000	8.4	2,921,000

A summary of the stock option activity and related information for the Plan for the six months ended June 30, 2026 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	2,736,000	$0.78	8.7	$6,745
Issued	250,000	$3.21	9.5
Forfeited/expired	(65,000)	$5.01
Outstanding at June 30, 2026	2,921,000	$0.89	8.4	$968
Exercisable at June 30, 2026	2,921,000	$0.89	8.4	$968

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of the Company of $0.85 as of June 30, 2026, which would have been received by the option holders had those option holders exercised their options as of that date.

During the six months ended June 30, 2026, the Company granted an aggregate of 250,000 options to purchase common stock at a weighted-average exercise price of $3.21 per share for a term of ten years, which vested immediately and resulted in $770 of stock-based compensation expense, fully recognized during the period.

Stock-based compensation expense related to stock options was $0 and $770 for the three and six months ended June 30, 2026, respectively, and $1,036 and $1,076 for the three and six months ended June 30, 2025, respectively, presented within general and administrative expenses. As of June 30, 2026, there was no unrecognized compensation expense related to stock options.

In connection with the Company’s May 2025 acquisition of Streamex Exchange, all previously granted equity awards held by the Company’s former Chief Executive Officer and Chairman were accelerated and became fully vested and nonforfeitable as of May 28, 2025, with the post-resignation exercise period extended to the later of the original expiration date or 36 months following the transaction closing. The incremental compensation cost resulting from the modification was recognized in full during the year ended December 31, 2025. No compensation cost related to this modification was recognized during the three or six months ended June 30, 2026 or 2025, and no unrecognized compensation cost related to these awards remained as of June 30, 2026.

The fair value of options granted during the six months ended June 30, 2026 was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Weighted average grant date fair value	$3.08
Expected volatility	124.22%
Risk-free interest rate	4.15%
Expected dividend yield	0%
Expected Term (in years)	10

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of Streamex Corp. as of June 30, 2026:

Exercise Price	Number of Warrants	Expiration Date
$0.3000	11,982	Nov-29
0.9547	577,916	Sep-28
3.3640	117,828	Jul-29
4.0660	25,000	Nov-32
4.4550	107,483	Jun-28
4.6626	5,580	Apr-29
4.9252	49,550	Mar-29
4.9290	71,593	Mar-29
5.1358	99,243	Jul-28
7.1810	83,270	Jul-28
7.5020	9,846	Jul-28
7.9630	21,369	Aug-28
9.0000	21,709	Jun-27
9.5960	84,390	Jan-29
10.0992	19,118	Aug-28
10.2600	51,705	Sep-28
10.4678	84,296	Sep-28
11.3000	40,417	Oct-28
13.2800	96,198	Nov-28
48.0000	12,500	Jul-26
61.6000	56,892	Nov-27
	1,647,885

During the six months ended June 30, 2026, the Company issued 54,647 shares of its common stock upon cashless exercise of 87,984 warrants to purchase shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for six months ended June 30, 2026 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,735,869	$6.94	2.8	$1,415
Issued	-	-	-
Forfeited/expired	-	-	-	-
Exercised	(87,984)	0.95	-	-
Outstanding at June 30, 2026	1,647,885	$7.26	2.3	$7

Vested and expected to vest at June 30, 2026	1,647,885	$7.26	2.3	$7
Exercisable at June 30, 2026	1,647,885	$7.26	2.3	$7

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $0.85 as of June 30, 2026, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the six months ended June 30, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Restricted shares issued as of January 1, 2026	2,037,500	$5.36
Granted	12,152,741	$2.39
Vested and issued	(7,902,471)	$3.13
Forfeited	(398,500)	$3.40
Total	5,889,270	$2.37
Comprised of:
Vested restricted shares as of June 30, 2026	-	$-
Unvested restricted shares as of June 30, 2026	5,889,270	$2.37

Stock-based compensation expense related to RSU grants was $7,136 and $31,681 for the three and six months ended June 30, 2026, respectively, and $11,068 and $13,057 for the three and six months ended June 30, 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. As of June 30, 2026, total unrecognized stock-based compensation cost related to unvested RSUs was approximately $19,899, which is expected to be recognized over a weighted-average period of approximately 1.41 years.

The following table summarizes the terms of individual RSU grants issued during the six months ended June 30, 2026 that were subject to vesting conditions extending beyond the grant date:

Grant Date	Recipient	RSUs Granted	Vesting Terms	GDFV[1]
1/1/2026	Third-party consultant	250,000	25,000 immediately; remainder monthly over 36 months	$758
1/8/2026	Interim Executive Chairman	100,000	4 equal quarterly installments over 1 year	321
1/8/2026	Chief Executive Officer	1,000,000	100,000 on May 15, 2026; 900,000 in 16 quarterly installments over 4 years	3,210
1/27/2026	Third-party consultant	125,000	16 quarterly installments over 4 years	456
3/3/2026	Third-party consultant	425,000	212,500 immediately; 125,000 on Jun 3, 2026; 87,500 on Sep 3, 2026	876
3/16/2026	Third-party consultant	65,000	5,000 immediately; remainder monthly over 1 year	119
3/16/2026	Chief Financial Officer	500,000	16 quarterly installments over 4 years commencing April 1, 2026	915
4/27/2026	Employee	175,000	16 quarterly installments over 4 years commencing July 1, 2026	174
4/27/2026	Third-party consultant	100,000	4 equal quarterly installments over 1 year commencing July 1, 2026	100
4/27/2026	Third-party consultant	100,000	50,000 immediately; 25,000 on Oct 27, 2026; 25,000 on Apr 27, 2027	100
4/28/2026	Chief Investment Officer	2,250,000	1,250,000 in 16 quarterly installments over 4 years; 1,000,000 in specified tranches (Apr 2026–Nov 2026)	2,012
5/25/2026	Employee	500,000	125,000 immediately; 375,000 equally over 8 quarters (Oct 2026–Jul 2028)	640
		5,590,000		$9,680

(1)	Grant-date fair value (“GDFV”)

The table above includes only RSU grants issued during the six months ended June 30, 2026 that were subject to vesting conditions extending beyond the grant date. During the same period, the Company also granted an aggregate of 6,562,741 RSUs that vested immediately upon grant (or were forfeited/terminated) and are therefore excluded from this table. The total RSUs granted during the six months ended June 30, 2026 were 12,152,741, as reflected in the RSU activity table above.

Performance-Based Restricted Stock Units

During the six months ended June 30, 2026, the Company granted performance-vesting restricted stock units (“PSUs”) to certain executive officers and nonemployee service providers. The PSUs represent the right to receive shares of the Company’s common stock upon the achievement of specified market or performance conditions and the satisfaction of applicable service requirements, subject to certification by the Company’s Board of Directors or its Compensation Committee (the “Committee”). The PSUs are equity-classified and settle solely in shares of the Company’s common stock. No cash settlement alternative exists.

GLDY Cumulative Sales PSUs (Performance Condition)

On May 1, 2026, the Company granted 1,500,000 PSUs to each of its Chief Executive Officer and Interim Executive Chairman, for an aggregate of 3,000,000 units, under the Company’s 2023 Long-Term Incentive Plan. Each award vests in five equal tranches upon the Company’s achievement of cumulative GLDY sales milestones of $250 million, $500 million, $1 billion, $2 billion, and $3 billion, respectively, in each case subject to the executive’s continuous employment through the applicable vesting date. Any tranche not vested by the tenth anniversary of the grant date is forfeited. These awards replaced time-based restricted stock units previously approved in January 2026 that were cancelled by the Board; no compensation cost had been recognized for the cancelled awards.

Cumulative GLDY sales is a company-specific operational metric and therefore represents a performance condition. The grant-date fair value was $1.18 per unit, based on the closing price of the Company’s common stock on the May 1, 2026 grant date, for an aggregate grant-date fair value of approximately $3,540.

Compensation cost for performance-condition awards is recognized if and when achievement of the applicable performance condition becomes probable under ASC 718-10-25-20, based on the portion of the awards expected to vest and the requisite service rendered. As of June 30, 2026, management concluded that achievement of none of the applicable milestones was probable, and accordingly no stock-based compensation expense was recognized for these awards during the three or six months ended June 30, 2026.

The executives’ employment agreements also provide for one-time awards upon the Company achieving market capitalization milestones of $50 billion, $100 billion, and $500 billion, based on a 30-day volume-weighted average price. These awards had not reached a grant date as of June 30, 2026, and no compensation cost has been recognized.

Stock Price-Based PSUs

During the six months ended June 30, 2026, the Company granted an aggregate of 900,000 stock price-based PSUs to two service providers under separate agreements. On February 1, 2026, the Company granted 500,000 PSUs to a third-party consultant, vesting in five tranches upon the Company’s common stock achieving closing-price milestones ranging from $5.00 to $12.00. On March 3, 2026, the Company granted 400,000 PSUs to a nonemployee service provider engaged as the Company’s Head of Investor Relations – Europe, vesting in six tranches upon the Company’s common stock achieving closing prices of $5.00, $6.00, $7.00, $8.00, $10.00 and $15.00. Each award vests subject to the grantee’s continuous service through the Committee’s certification of the applicable milestone, is equity-classified, and settles solely in shares of the Company’s common stock.

The stock-price targets represent market conditions. In accordance with ASC 718, the effect of the market conditions is reflected in the grant-date fair value of the awards, which was estimated using a Monte Carlo simulation with the following significant assumptions:

Assumption	Value
Grant-date stock price	$2.06 – $3.58
Stock price milestones	$5.00 – $15.00
Expected volatility	152.9% – 153.7%
Risk-free interest rate	3.72% – 3.83%
Expected dividend yield	0.00%
Derived service periods (range)	3.43 – 8.84 years

The aggregate grant-date fair value of the 900,000 stock price-based PSUs was approximately $2,605, consisting of $1,778 for the February 2026 award, with a weighted-average grant-date fair value of $3.56 per unit, and $827 for the March 2026 award, with a weighted-average grant-date fair value of $2.07 per unit. Compensation cost is recognized on a straight-line basis over each tranche’s derived service period, regardless of whether the applicable market condition is achieved, and previously recognized compensation cost is not reversed for failure to achieve a market condition, provided that the requisite service is rendered.

The Company recognized approximately $54 of compensation cost related to the February 2026 award during the three months ended March 31, 2026. Following termination of the consulting agreement effective April 2026, all related unvested PSUs were forfeited and the previously recognized compensation cost of approximately $54 was reversed during the three months ended June 30, 2026, consistent with the Company’s policy of accounting for forfeitures as they occur. No unrecognized compensation cost related to that award remained as of June 30, 2026.

For the March 2026 award, the Company recognized compensation cost of approximately $27 and $35 during the three and six months ended June 30, 2026, respectively. Unrecognized compensation cost related to that award was approximately $792 as of June 30, 2026 and is expected to be recognized over a weighted-average period of approximately 7.4 years.

AUM-Based PSUs

On March 16, 2026, the Company granted up to 1,000,000 PSUs to a third-party consultant, vesting upon the achievement of assets under management (“AUM”) milestones related to a planned commodity-linked investment product: (i) 50,000 units upon fund launch, subject to a dollar cap of $150; (ii) 100,000 units when AUM exceeds $500 million, subject to a dollar cap of $350; and (iii) 850,000 units when AUM exceeds $1 billion, subject to a dollar cap of $3,000. The number of shares issuable under each tranche is the lesser of the fixed share amount or the applicable dollar cap divided by the fair value per share on the applicable vesting date. The award is equity-classified and indexed to the Company’s own stock.

These PSUs contain performance conditions under ASC 718. The grant-date fair value was $1.83 per unit, based on the closing price of the Company’s common stock on the March 16, 2026 grant date, for an aggregate grant-date fair value of approximately $1,830, subject to a maximum aggregate dollar cap of $3,500. Compensation cost is recognized if and when achievement of the applicable performance condition becomes probable under ASC 718-10-25-20, based on the portion of the awards expected to vest and the requisite service rendered. As of June 30, 2026, the underlying fund had not launched and management concluded that achievement of none of the applicable milestones was probable. Accordingly, no stock-based compensation expense was recognized for these awards during the three or six months ended June 30, 2026.

The following table summarizes PSU activity for the six months ended June 30, 2026:

	PSUs - Stock Price	PSUs - AUM	PSUs - GLDY Sales	Total PSUs
Nonvested as of December 31, 2025	-	-	-	-
Granted	900,000	1,000,000	3,000,000	4,900,000
Vested and issued	-	-	-	-
Canceled / forfeited	(500,000)	-	-	(500,000)
Nonvested as of June 30, 2026	400,000	1,000,000	3,000,000	4,400,000

The table above excludes (i) performance-based restricted stock units tied to organic gross revenue growth targets, under which certain consultants may earn additional units annually based on achievement of annual revenue growth targets established and certified by the Committee, because the number of units issuable is not determinable until the applicable targets are established, (ii) an award of up to 300,000 performance-based restricted stock units to an employee for which the performance metrics have not yet been established, which had not reached a grant date under ASC 718 as of June 30, 2026, and (iii) proposed PSU awards to four third-party consultants involving an aggregate of up to approximately 910,000 units tied to cumulative gross revenue and token-related performance milestones, because those awards had not been approved by the Board of Directors or the Committee as of June 30, 2026 and therefore had not reached a grant date under ASC 718.

ViralClear Pharmaceuticals, Inc.

2019 Long-Term Incentive Plan

There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

Warrants (ViralClear)

A summary of the warrant activity for six months ended June 30, 2026 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2026	473,772	$5.00	1.9
Forfeited/expired	-	-	-
Outstanding at June 30, 2026	473,772	$5.00	1.4
Exercisable at June 30, 2026	473,772	$5.00	1.4

The following table presents information related to warrants (ViralClear) at June 30, 2026:

Exercise	Number	Expiration
Price	Outstanding	Date
$5.00	473,772	November 2027

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the six months ended June 30, 2026:

Restricted shares outstanding at January 1, 2026:	678,679
Forfeited	-
Total restricted shares outstanding at June 30, 2026:	678,679

Comprised of:
Vested restricted shares as of June 30, 2026	678,679
Unvested restricted shares as of June 30, 2026	-
Total	678,679

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at June 30, 2026:

Exercise	Number	Expiration
Price	Outstanding	Date
$1.00	130,500	June-July 2028

NOTE 18 – NONCONTROLLING INTERESTS

As of June 30, 2026 and December 31, 2025, the Company held a majority interest in ViralClear of approximately 70% for both periods, and a majority interest in BioSig AI of approximately 84% for both periods. As of June 30, 2026, the Company consolidated Streamex Ltd. as a variable interest entity, with noncontrolling interest holders (consisting of Metalayer, and eight external tokenholders including three related-party officers) holding approximately 9% of the outstanding GLDY tokens. See Note 12, Streamex Ltd. (VIE) and Consolidation, for additional information. For purposes of attributing net income (loss) to noncontrolling interests, the ownership percentages used for Streamex Ltd. reflect the time-weighted average ownership interests outstanding during each reporting period in accordance with ASC 810. Accordingly, the time-weighted percentages of approximately 4.0250% for the second quarter and approximately 0.2102% for the first quarter differ from the approximately 9% ownership interest held by noncontrolling interest holders as of June 30, 2026 because substantially all noncontrolling interests were admitted during 2026, including significant ownership interests issued during the latter part of the second quarter.

A reconciliation of ViralClear, BioSig AI and Streamex Ltd. noncontrolling loss attributable to the Company:

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2026:

	ViralClear		BioSig AI	Streamex Ltd.	Total
Net income (loss)	$	*	$-	$15	$15
Noncontrolling ownership percentage		30%	16%	4%	4%
Net income (loss) attributable to noncontrolling interests	$	*	$-	$1	$1

*	Less than $0.5 thousand

Net income (loss) attributable to noncontrolling interests for the three months ended June 30, 2025:

	ViralClear		BioSig AI	Streamex Ltd.	Total
Net income (loss)	$	*	$23	$-	$23
Noncontrolling ownership percentage		31%	16%	-	16%
Net income (loss) attributable to noncontrolling interests	$	*	$4	$-	$4

*	Less than $0.5 thousand

Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2026:

	ViralClear	BioSig AI	Streamex Ltd.		Total
Net income (loss)	$-	$-		$(140)		$(140)
Noncontrolling ownership percentage	30%	16%		n/a1		1%
Net income (loss) attributable to noncontrolling interests	$-	$-	$	*	$	*

*	Less than $0.5 thousand

1)	Streamex Ltd.’s results for the six months ended June 30, 2026 were attributed to the noncontrolling interest using separate time-weighted ownership percentages of approximately 0.2102% for the first quarter and approximately 4.0250% for the second quarter, applied to the results of each respective quarter. A single blended six-month percentage is not used, because substantially all of Streamex Ltd.’s loss for the period was incurred in the first quarter, when the noncontrolling ownership interest was de minimis, while the second quarter was profitable and the noncontrolling ownership interest was materially higher. Applying a blended percentage to the six-month result would attribute a loss to holders who did not hold their interests during the loss period. On that basis, net income of less than $0.5 thousand was attributed to the noncontrolling interest for the six months ended June 30, 2026.

Net income (loss) attributable to noncontrolling interests for the six months ended June 30, 2025:

	ViralClear		BioSig AI	Streamex Ltd.	Total
Net income (loss)	$	*	$98	$-	$98
Noncontrolling ownership percentage		31%	16%	-	16%
Net income (loss) attributable to noncontrolling interests	$	*	$16	$-	$16

*	Less than $0.5 thousand

The following table summarizes the changes in noncontrolling interests for the six months ended June 30, 2026:

	ViralClear	BioSig AI	Streamex Ltd.	Total
Balance, January 1, 2026	$(171)	$203	$-	$32
Contributions from noncontrolling interest holders	-	-	350	350
Change in ownership interest in Streamex Ltd	-	-	1,120	1,120
Distributions to noncontrolling interest holders	-	-	(5)	(5)
Net income (loss) attributable to noncontrolling interests	-	-	-	-
Balance, June 30, 2026	$(171)	$203	$1,465	$1,497

The following table summarizes the changes in noncontrolling interests for the six months ended June 30, 2025:

	ViralClear	BioSig AI	Streamex Ltd.	Total
Balance, January 1, 2025	$(171)	$188	$-	$17
Net income (loss) attributable to noncontrolling interest	-	16	-	16
Balance, June 30, 2025	$(171)	$204	$-	$33

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

For additional information regarding the gold assets held by Streamex Ltd. and the related variable interest entity disclosures, see Note 10 — Other Assets — Gold and Note 12 — Streamex Ltd. (VIE), respectively.

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

Consulting Services Agreement

On February 4, 2026, the Company entered into a consulting agreement with an independent third party to provide advisory and capital-markets-related services in connection with the Company’s GLDY Token program. The agreement has an initial term of six months and provides for a fixed consulting fee of $4,000, as well as potential transaction-based fees contingent upon the completion of specified activities during the term. The fixed consulting fee was paid in full during the six months ended June 30, 2026. As of June 30, 2026, the unamortized portion of the consulting fee was $773, which is included in prepaid expenses and other assets on the unaudited condensed consolidated balance sheet and is being recognized ratably over the contractual service period. No transaction-based fees were earned or payable during the six months ended June 30, 2026.

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

The Company disputes the claims and intends to defend the matter vigorously. As of June 30, 2026, no liability has been recorded in the unaudited condensed consolidated financial statements related to this matter, as management, after consultation with legal counsel, believes that a loss is not probable. The matter is in a preliminary stage and, as a result, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter at this time.

NOTE 20 – RELATED PARTY TRANSACTIONS

As of June 30, 2026, accounts payable and accrued expenses included approximately $140 due to related parties, comprising $91 of related-party accounts payable and $49 of accrued severance, compared to approximately $75 as of December 31, 2025. These amounts relate primarily to consulting fees and amounts payable to affiliated service providers.

During the six months ended June 30, 2026, the Company incurred approximately $105 of consulting and advisory expense for services provided by entities controlled by, or affiliated with, an executive officer and an advisor and significant shareholder of the Company, recorded within general and administrative expense. The Company also incurred approximately $629 of legal services expense provided by a law firm affiliated with the Company’s General Counsel.

During the six months ended June 30, 2026, the Company recognized approximately $779 of severance expense in connection with the separation of a former executive officer pursuant to a separation agreement. As of June 30, 2026, and December 31, 2025 approximately $49 and $66, respectively of the related obligation remained accrued and unpaid.

GLDY Token Subscriptions by Officers. During the six months ended June 30, 2026, three officers of the Company subscribed for GLDY tokens issued by Streamex Ltd., the Company’s consolidated variable interest entity: (i) the Chief Investment Officer subscribed for approximately $200 of GLDY tokens; (ii) the General Counsel subscribed for approximately $25 of GLDY tokens; and (iii) the Chief Executive Officer, who is also a member of the Board of Directors, subscribed for approximately $25 of GLDY tokens. The subscriptions were made on the same terms and at the same per-token price as the Company’s own subscriptions pursuant to the GLDY Subscription Agreement. As of June 30, 2026, GLDY tokens held by officers of the Company represented approximately 1.6% of the total outstanding GLDY tokens. These holdings are included within the approximately 9.0% of outstanding GLDY tokens held by external tokenholders and presented as a noncontrolling interest in Streamex Ltd. See Note 12 — Streamex Ltd. (VIE).

NOTE 21 – SEGMENT REPORTING

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”) and evaluates financial performance and allocates resources on a consolidated basis. The CODM does not receive or review discrete operating results, or separate financial information, for Streamex Exchange or any other business unit; accordingly, the Company has determined that it operates as one reportable segment as of June 30, 2026.

In connection with the May 28, 2025 acquisition of Streamex Exchange, the Company appointed a new Chief Executive Officer, who was designated as the CODM. Although the acquisition introduced a new line of business focused on digital asset infrastructure, the CODM has not begun reviewing Streamex Exchange’s operating results separately for purposes of performance assessment or resource allocation. Management believes a transitional period is appropriate given the timing of the acquisition and the early-stage status of the Streamex Exchange platform. The Company will continue to monitor the CODM’s review practices and internal reporting structure and, in accordance with ASC 280-10-50-34, will recast prior-period segment disclosures retrospectively if a change in reportable segments occurs in a future period.

The measure of segment profit or loss reviewed by the CODM is consolidated net loss. The significant expense categories and amounts regularly provided to the CODM are those presented on the face of the unaudited condensed consolidated statements of operations, including general and administrative expense, depreciation and amortization, and the components of other income and expense. The CODM also evaluates actual results against budgeted amounts in making decisions about strategic initiatives and resource allocation. Segment assets are not separately reported to or reviewed by the CODM. All assets are managed on a consolidated basis and are reported in the Company’s unaudited condensed consolidated balance sheets.

Information concerning the operations of the Company’s reportable segment is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Gold lease income	$146	$-	$146	$-
Less segment expenses:
General and administrative	6,719	7,691	15,602	8,579
General and administrative - stock-based compensation expenses	7,117	12,120	32,487	14,194
Depreciation and amortization	1,471	554	2,963	577
Total operating and segment expense	15,307	20,365	51,052	23,350
Plus:
Interest (expense) income, net	(3)	13	(12,198)	13
Realized gain on sale of gold	-	-	2,938	-
Realized (loss) gain on marketable securities	(106)	-	377	-
Change in fair value of marketable securities	14	-	(119)	-
Change in fair value of embedded derivative	-	-	497	-
Realized loss on extinguishment of convertible debenture	-	-	(3,057)	-
(Loss) gain on settlement and forgiveness of accounts payable and accrued expenses	-	(3)	-	196
Other income (expense), net	200	(13)	153	(28)
Total other income (expense)	105	(3)	(11,409)	181
Income taxes (benefit)	(505)	-	(1,070)	-
Segment net loss	$(14,551)	$(20,368)	$(61,245)	$(23,169)
Noncontrolling interest	1	4	-	16
Net loss attributable to Streamex Corp.	$(14,552)	$(20,372)	$(61,245)	$(23,185)

NOTE 22 – CONVERTIBLE DEBENTURES AND RELATED DERIVATIVE INSTRUMENTS

On November 4, 2025 and December 17, 2025, the Company issued two tranches of senior secured convertible debentures to YA II PN, Ltd. (“Yorkville”) (collectively, the “Convertible Debentures”) with aggregate principal of $50,000 (each tranche with principal of $25,000). Each debenture was issued at a purchase price of 96% of principal, bore interest at 4.0% per annum (increasing to 18.0% upon an event of default), and had a contractual maturity 24 months from issuance (November 4, 2027 and December 17, 2027, respectively). The Convertible Debentures were secured by first-priority liens on substantially all assets of the Company and were guaranteed by certain subsidiaries. Upon settlement in February 2026, all related security interests and liens were released.

Conversion Features

Yorkville could convert all or any portion of the outstanding principal and accrued interest into shares of the Company’s common stock at a conversion price equal to the lower of (i) a fixed price of $6.016 per share, subject to a one-time downward-only reset following registration effectiveness, and (ii) 97% of the lowest daily volume-weighted average price (“VWAP”) during the three trading days immediately preceding conversion, subject to a $4.00 per share floor price, in each case subject to customary anti-dilution adjustments. Conversions were subject to a beneficial ownership limitation (generally 4.99%) and an exchange cap tied to Nasdaq rules, unless stockholder approval was obtained or the limitation was otherwise waived pursuant to the debenture terms. If fully converted at the $4.00 floor price, the $50,000 principal amount of the Convertible Debentures would have been convertible into a maximum of 12,500,000 shares of the Company’s common stock, exclusive of any shares issuable for accrued interest or premiums. The Company did not register any shares for issuance under the Convertible Debentures and elected to utilize its optional cash settlement provisions in February 2026.

Embedded Derivative Liability — Conversion Option

The Company determined that the holder’s optional conversion feature required bifurcation as an embedded derivative under ASC 815, Derivatives and Hedging, because (i) the economic characteristics of the conversion feature were not clearly and closely related to the host debt instrument and (ii) the conversion feature did not qualify for equity classification due to its variable conversion pricing mechanics, including VWAP-based pricing, floor price provisions, and reset features. The embedded conversion option was accounted for separately as a derivative liability measured at fair value, with changes in fair value recognized in earnings each reporting period. At issuance, the Company allocated proceeds between the host debt and the embedded derivative based on relative fair value, with the derivative recorded as a liability and a corresponding amount recorded as a debt discount on the host debenture. This debt discount was amortized to interest expense using the effective interest method. The Company does not designate any derivative instruments as hedging instruments for accounting purposes and does not apply hedge accounting.

The embedded derivative liability was measured at fair value on a recurring basis using significant unobservable inputs (Level 3), estimated using a Monte Carlo simulation within a “with-and-without” framework that captured the instrument’s variable conversion pricing, floor price, amortization, and prepayment features. During the six months ended June 30, 2026, the Company recognized a gain of $497 from the change in the fair value of the embedded derivative liability prior to its derecognition. Upon settlement of the Convertible Debentures on February 6, 2026, the Company derecognized the remaining embedded derivative liability of $1,203, resulting in a $443 gain on derecognition that is included as a component of, and is presented net within, the $3,057 loss on extinguishment of the Convertible Debentures described under Settlement below. For the Level 3 fair value rollforward and the significant unobservable inputs used, see Note 14 — Fair Value Measurements.

Settlement

On February 6, 2026, Yorkville converted $15,000 of principal into 3,750,000 shares of the Company’s common stock at a conversion price of $4.00 per share. No accrued interest was converted. The Company subsequently paid approximately $38,903 in cash to settle the remaining obligations under the Convertible Debentures, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest. Of the accrued interest paid upon settlement, approximately $200 related to interest accrued as of December 31, 2025 and approximately $203 was recognized as contractual interest expense during the six months ended June 30, 2026. The Company recognized a loss on extinguishment of the Convertible Debentures of $3,057. Upon settlement, the Convertible Debentures were satisfied and terminated, and all related security interests and liens were released. See Note 2 — Liquidity and Note 16 — Stockholders’ Equity for additional information regarding the February 2026 conversion and settlement of the Convertible Debentures.

Debt Carrying Amount and Interest Expense

On December 29, 2025, management committed to a plan to settle the Convertible Debentures in early 2026, which constituted a change in the estimated life of the instruments. The Company prospectively recalculated the effective interest rates based on the revised expected settlement date of February 6, 2026, which resulted in effective interest rates that substantially exceeded the 4.0% stated coupon rate. For the six months ended June 30, 2026, the Company recognized total interest expense of approximately $12,182 related to the Convertible Debentures, consisting of approximately $203 of contractual interest and approximately $11,979 of non-cash interest expense from the amortization of debt discounts and issuance costs. As of June 30, 2026, the Convertible Debentures had been fully extinguished and derecognized in connection with the February 2026 settlement described above. Accordingly, no carrying amount related to the Convertible Debentures, including any unamortized original issue discount, debt issuance costs, or bifurcation-related discounts, remained outstanding as of June 30, 2026.

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed consolidated financial statements were issued. Other than as described in the notes below, the Company did not have any material subsequent events that impacted its unaudited condensed consolidated financial statements or disclosures.

Change in Independent Registered Public Accounting Firm

Effective July 8, 2026, the Audit Committee of the Board of Directors approved the appointment of EisnerAmper LLP as the Company’s independent registered public accounting firm, succeeding CBIZ CPAs P.C. The change was reported under Item 4.01 of a Current Report on Form 8-K and is also described in Part II, Item 5 of this Quarterly Report on Form 10-Q. The change had no effect on the Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2026.

Stock Repurchase Program

On July 1, 2026, the Board of Directors authorized a stock repurchase program permitting the repurchase of up to 10,000,000 shares of the Company’s common stock at a purchase price not exceeding $2.00 per share. No shares had been repurchased under the authorization as of the filing date of this Quarterly Report on Form 10-Q. The Company’s liquidity assessment and going concern evaluation as of June 30, 2026 do not assume repurchases under the authorization.

GLDY Liquidity Loan Agreement

On July 1, 2026, the Company disbursed 1,069 GLDY tokens and $5,000 of USDC to an independent proprietary trading firm under an interest-free loan agreement entered into on May 14, 2026 to support secondary-market liquidity for GLDY. Either party may terminate the agreement at any time on 30 days’ prior written notice, or immediately upon an event of default, and the loaned assets are then returnable within two business days.

Equity Transactions

Between July 1, 2026 and August 14, 2026, an aggregate of 645,578 Exchangeable Shares were converted into the same number of shares of the Company’s common stock by holders of Exchangeable Shares.

Between July 1, 2026 and August 14, 2026, the Company issued 3,197,044 shares of common stock upon the vesting and settlement of restricted stock units and restricted stock awards, of which 453,125 shares were issued to related parties, consisting of certain executive officers and directors of the Company.

On July 1, 2026, the Company entered into amendments to previously granted restricted stock unit award agreements with the Company’s Chief Executive Officer, President, Chief Investment Officer and Chief Financial Officer, each of whom other than the Chief Financial Officer also serves as a member of the Board of Directors. The amendments modified the next quarterly vesting date of the unvested portions of those awards from July 2026 to August 1, 2026. The amendments did not change the number of units awarded, the settlement terms, or the overall vesting term of any award, and units that had vested prior to the effective date of the amendments were unaffected. The modifications did not result in incremental compensation cost.

On July 1, 2026 and July 6, 2026, the Company granted restricted stock unit awards for an aggregate of 115,000 shares of common stock to two employees under the Company’s 2023 Equity Incentive Plan. The awards vest in equal quarterly installments over four years from the respective dates of grant, subject to continued service. No shares were issued in respect of these awards during the period from July 1, 2026 through August 14, 2026.

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

Business Overview

Streamex Corp. (“Streamex,” the “Company,” “we,” or “us”) is developing digital infrastructure for the tokenization and exchange of real-world assets (“RWAs”), initially focused on physical gold and gold-linked financial products. Following our acquisition of Streamex Exchange Corporation (“Streamex Exchange”) on May 28, 2025, we expanded beyond our historical focus as a medical-device technology company. We conduct our tokenized gold program through Streamex Ltd., a Cayman Islands special-purpose entity that we consolidate as a variable interest entity (“VIE”) because we are its primary beneficiary. Streamex Ltd. issues GLDY tokens, which represent non-voting participating equity interests designed to provide holders with economic exposure to physical gold bullion and gold-denominated leasing returns.

During the six months ended June 30, 2026, we launched the GLDY token program, acquired physical gold bullion to back the program, earned our first gold lease income, and subscribed for a $2,000 interest in Metalayer Digital Fund I (“Metalayer”) funded in USDC digital assets, and we held $6,001 of digital assets (principally USDC) at June 30, 2026. We also completed a January 2026 underwritten public offering and settled our secured convertible debentures in February 2026, eliminating all outstanding debt. We operate as a single operating and reportable segment.

Results of Operations

The following discussion should be read together with the Company’s unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts in the discussion below are presented in thousands, except percentages, share amounts, and per-share data.

Comparison of the Three Months Ended June 30, 2026 and 2025

	2026	2025	$ Change	% Change
Gold lease income	$146	$-	$146	NM
General and administrative	13,836	19,811	(5,975)	(30.2)%
Depreciation and amortization	1,471	554	917	165.5%
Loss from operations	(15,161)	(20,365)	5,204	25.6%
Total other income (expense), net	105	(3)	108	NM
Loss before income taxes	(15,056)	(20,368)	5,312	26.1%
Income tax benefit	505	–	505	NM
Net loss	(14,551)	(20,368)	5,817	28.6%
Net loss attributable to Streamex Corp.	$(14,552)	$(20,372)	$5,820	28.6%

Gold Lease Income

Gold lease income was $146 for the three months ended June 30, 2026, compared with no income in the prior-year period, which preceded the commencement of our gold-leasing activities. We earn this income by deploying our own physical gold into a third-party leasing program in exchange for a stated in-kind return; the arrangement is outside the scope of ASC 606 and is recognized over the lease term on an effective-yield basis, with a $54 gold-denominated receivable recorded at June 30, 2026 for yield earned but not yet settled in gold. Substantially all of our gold lease income, and the entire related receivable, is with a single counterparty; a loss of, or adverse change in, that relationship would eliminate or materially reduce our only current source of income. The current-period amount is not indicative of future results, which will depend on the quantity of gold accepted into leases, prevailing lease yields, settlement timing, investor adoption of GLDY, and platform commercialization.

General and Administrative Expense

General and administrative expense decreased by $5,975, or 30.2%, to $13,836 for the three months ended June 30, 2026 from $19,811 for the prior-year period. The decrease was driven primarily by a $5,003 decrease in stock-based compensation (to $7,117 from $12,120, a 41.3% decrease) and a $3,573 decrease in consulting and platform-development costs, partially offset by increases in marketing and investor relations cost of $1,234, personnel and board-related costs of $704, insurance cost of $498, legal and regulatory cost of $295, and accounting and audit cost of $234, and by decreases in public-company readiness costs of $247 and corporate infrastructure costs of $226. The lower stock-based compensation reflects the timing and vesting of prior-year equity grants, and the higher marketing, personnel, insurance, and professional costs reflect the build-out of our public-company and tokenization functions following the Streamex Exchange acquisition.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $917, or 165.5%, to $1,471 for the three months ended June 30, 2026 from $554 for the prior-year period. The increase resulted primarily from a full quarter of amortization of the trade name, developed technology, legal and compliance framework, and other identifiable intangible assets recognized in the May 2025 Streamex Exchange acquisition. The prior-year period included only approximately one month of amortization following the acquisition date.

Other Income (Expense), Net

Total other income, net, was $105 for the three months ended June 30, 2026, compared with total other expense, net, of $3 for the prior-year period. The current-period amount consisted principally of $200 of other income, net (primarily foreign-currency and other individually immaterial items) and a $14 gain from changes in the fair value of marketable securities, partially offset by a $106 realized loss on marketable securities and $3 of net interest expense. Other income, net, is stated after a $172 unrealized loss on our investment in Metalayer, which we measure using the fund’s reported net asset value per share as a practical expedient for fair value.

Income Tax Benefit

We recognized an income tax benefit of $505 for the three months ended June 30, 2026, compared with none in the prior-year period. The benefit resulted primarily from the reversal of a portion of the deferred tax liability associated with amortization of the identifiable intangible assets recognized in the Streamex Exchange acquisition, which are held through our Canadian operations.

Net Loss and Loss Per Share

Net loss was $14,551 for the three months ended June 30, 2026, an improvement of $5,817, or 28.6%, from $20,368 for the prior-year period, driven primarily by lower operating expenses and the commencement of gold lease income. After net income attributable to noncontrolling interests of $1 and preferred stock dividends of $2, net loss attributable to common stockholders was $14,554 for the three months ended June 30, 2026, compared with $20,372 for the prior year period. Basic and diluted loss per share was $(0.08), compared with $(0.74), based on weighted-average common shares outstanding of 182,015,405 and 27,706,780, respectively. The increase in weighted-average shares reflects the January 2026 underwritten offering, the February 2026 conversion of debenture principal into common stock, and the inclusion of exchangeable shares in basic shares outstanding following our November 2025 stockholder approval.

Comparison of the Six Months Ended June 30, 2026 and 2025

	2026	2025	$ Change	% Change
Gold lease income	$146	$-	$146	NM
General and administrative	48,089	22,773	25,316	111.2%
Depreciation and amortization	2,963	577	2,386	413.5%
Loss from operations	(50,906)	(23,350)	(27,556)	(118.0)%
Total other income (expense), net	(11,409)	181	(11,590)	NM
Loss before income taxes	(62,315)	(23,169)	(39,146)	(169.0)%
Income tax benefit	1,070	–	1,070	NM
Net loss	(61,245)	(23,169)	(38,076)	(164.3)%
Net loss attributable to Streamex Corp.	$(61,245)	$(23,185)	$(38,060)	(164.2)%

Gross in-kind gold lease income

Gold lease income was $146 for the six months ended June 30, 2026, compared with no income in the prior-year period. The three-month and six-month amounts are the same because approximately $12 of gross in-kind gold lease income earned in the first quarter of 2026, comprising $11 of in-kind lease yield and $1 of contractual revenue share, but not recorded in our previously issued interim financial statements for that period, was recognized in the second quarter of 2026 as an out of period correction. Excluding that first-quarter catch-up, gold lease income earned in the second quarter of 2026 was approximately $134. Investors comparing sequential quarters should take this correction into account when assessing the trend in gold lease income. As with the quarterly period, substantially all of this income is concentrated in a single counterparty.

General and Administrative Expense

General and administrative expense increased $25,316, or 111.2%, to $48,089 for the six months ended June 30, 2026 from $22,773 for the prior-year period. The increase was driven principally by an $18,293 increase in stock-based compensation (to $32,487 from $14,194, a 128.9% increase), together with increases in marketing and investor relations ($3,491), personnel and board-related costs ($2,995), insurance ($1,114), and combined legal, regulatory, accounting and audit costs ($1,594), partially offset by a $2,117 decrease in consulting and platform-development costs and smaller decreases in public-company ($45) and corporate infrastructure ($134) costs. The increases reflect the expansion of our executive, finance, legal, technology, compliance, and corporate functions, and the marketing and commercialization activities supporting the GLDY program, following the Streamex Exchange acquisition.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2,386, or 413.5%, to $2,963 for the six months ended June 30, 2026 from $577 for the prior-year period, reflecting a full six months of amortization of the acquired identifiable intangible assets, compared with approximately one month in the prior-year period following the May 28, 2025 acquisition date.

Other Income (Expense), Net

Total other expense, net, was $11,409 for the six months ended June 30, 2026, compared with total other income, net, of $181 for the prior-year period, an unfavorable change of $11,590. The change was driven principally by $12,198 of net interest expense — substantially all of which (approximately $203 of contractual interest and approximately $11,979 of non-cash amortization of debt discounts and issuance costs) related to the secured convertible debentures settled in February 2026 — and by a $3,057 loss on extinguishment of those debentures. These items were partially offset by a $2,938 realized gain on the February 2026 sale of previously pledged gold bullion, a $497 gain from the change in fair value of the debentures’ embedded derivative before its derecognition on settlement, and a $377 net realized gain on marketable securities (including the gain realized on the sale of our investment in Empress Royalty Corp.). Other income, net, of $153 is stated after the $172 unrealized loss on our Metalayer investment. Because the debentures were settled in the first quarter of 2026, the interest expense, extinguishment loss, and derivative fair-value changes that drove other expense for the six-month period are not expected to recur.

Net Loss and Loss Per Share

Net loss was $61,245 for the six months ended June 30, 2026, an increase of $38,076, or 164.3%, from $23,169 for the prior-year period, driven principally by higher stock-based compensation and the debenture-related interest expense and extinguishment loss recognized in the first quarter of 2026. After preferred stock dividends of $4, net loss attributable to common stockholders was $61,249, compared with $23,185. Basic and diluted loss per share was $(0.34), compared with $(0.95), based on weighted-average common shares outstanding of 177,787,337 and 24,286,234, respectively. Potentially dilutive securities were excluded from diluted loss per share because their effect would have been antidilutive.

Liquidity and Capital Resources

As of June 30, 2026, we had working capital of approximately $32,841 and cash of $5,605. For the six months ended June 30, 2026, we used $21,918 in operating activities, net cash provided by investing activities was $9,163 and net cash used in financing activities was $1,882.

During the six months ended June 30, 2026, the Company strengthened its liquidity position through financing transactions and asset monetization activities and eliminated its outstanding convertible debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of $37,184. The Company also received $21,003 from the sale of marketable securities and $26,410 from the sale of gold bullion that had been classified as held for sale as of December 31, 2025, resulting in a realized gain on the sale of gold of $2,938. In February 2026, following the conversion of $15,000 of principal under the secured convertible debentures into 3,750,000 shares of common stock, the Company paid approximately $38,903 in cash to settle the remaining obligations, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest. The Company recognized a loss on extinguishment of the convertible debentures of $3,057, and all related security interests and liens were released.

During the six months ended June 30, 2026, the Company received approximately $1,000 of USDC digital assets in connection with the transfer of an ownership interest in Streamex Ltd. to a noncontrolling interest holder.

As of June 30, 2026, the Company’s principal sources of liquidity, in addition to cash on hand, included marketable securities of $12,861, digital assets of $6,001, and its investment in Metalayer, with a carrying amount of $1,828, which is measured using net asset value per share as a practical expedient for fair value and, following expiration of a three-month lock-up on August 26, 2026, is redeemable only as of the last business day of each calendar quarter upon 15 calendar days’ prior written notice, such that the earliest available redemption date is September 30, 2026

During the second quarter of 2026, the Company engaged an advisor to assist in evaluating monetization, licensing, sale, or other strategic alternatives for its PURE EP™ patent portfolio. As of June 30, 2026, the Company had not received any definitive offer, letter of intent, indication of interest, or term sheet and had not committed to any transaction. Accordingly, the Company cannot predict the amount, timing, or likelihood of any potential proceeds, and its liquidity forecasts do not assume any proceeds from the patent portfolio.

Off-Balance Sheet Arrangements

As of June 30, 2026, the Company did not have any material off-balance-sheet arrangements as defined by applicable SEC rules.

Cash Flows

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(21,918)	$(2,393)
Net cash provided by investing activities	9,163	366
Net cash (used in) provided by financing activities	$(1,882)	$4,700

Operating Activities

Net cash used in operating activities was $21,918 for the six months ended June 30, 2026, an increase of $19,525 from $2,393 for the prior-year period, reflecting the expanded scale of operations following the Streamex Exchange acquisition and the launch of the GLDY program. The six-month net loss of $61,245 included significant non-cash items — $32,487 of stock-based compensation, $11,979 of amortization of debt discounts and issuance costs, $3,057 of loss on debenture extinguishment, $2,963 of depreciation and amortization, and a $172 unrealized loss on the Metalayer investment — together with cash outflows for personnel, professional services, platform development, marketing, insurance, and regulatory compliance.

Investing Activities

Net cash provided by investing activities was $9,163 for the six months ended June 30, 2026, compared with $366 for the prior-year period. The current-period inflow was driven by $26,410 of proceeds from the February 2026 sale of previously pledged gold bullion and $21,003 of proceeds from sales of marketable securities, partially offset by $23,900 of purchases of marketable securities and $14,375 of purchases of gold held at cost.

Financing Activities

Net cash used in financing activities was $1,882 for the six months ended June 30, 2026, compared with net cash provided by financing activities of $4,700 for the prior-year period. Current-period activity reflected $37,184 of net proceeds from the January 2026 underwritten public offering and $350 of proceeds from the issuance of equity interests in Streamex Ltd. to noncontrolling interest holders, more than offset by $38,500 paid to settle the secured convertible debentures. In January 2026, we issued 13,416,667 shares of common stock (including the underwriters’ over-allotment) at $3.00 per share for net proceeds of $37,184. In February 2026, the debenture holder converted $15,000 of principal into 3,750,000 shares of common stock, and we paid approximately $38,903 in cash to settle the remaining obligations ($35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest), recognizing a $3,057 loss on extinguishment. Upon settlement in February all related security interests and liens were released.

Operating Losses and Liquidity Outlook

We expect to continue incurring operating losses and negative cash flows until our digital infrastructure platform, including Streamex Exchange’s tokenization and GLDY offerings, achieves sustained commercial scale. During the six months ended June 30, 2026, the Company recognized its first gross in-kind gold lease income from the tokenized gold platform; however, income recognized to date remains immaterial. We expect to incur additional costs related to platform development, regulatory compliance, personnel, professional services, marketing, strategic partnerships, and public-company reporting as the Company seeks to expand its income-generating activities. The timing and extent of future income growth will depend on, among other things, continued investor adoption of GLDY, growth in assets under management, completion of development milestones, regulatory considerations, market conditions, and the successful commercialization of the Streamex Exchange platform and related offerings.

Based on management’s liquidity forecast and available financial resources, management concluded that substantial doubt about the Company’s ability to continue as a going concern was not raised as of the issuance date of the unaudited condensed consolidated financial statements. See Note 2 — Liquidity for additional information regarding the Company’s liquidity position, going-concern evaluation and related assumptions.

Capital Strategy and Uses of Cash

Our capital strategy is focused on maintaining sufficient liquidity to support ongoing operations, platform development, commercialization, regulatory compliance, personnel and infrastructure investments, public-company reporting, and strategic initiatives while preserving balance-sheet flexibility. We may evaluate additional capital sources from time to time, including:

●	Public or private equity offerings
●	Equity-linked financing arrangements;
●	Strategic partnerships or licensing arrangements
●	Government grants or non-dilutive funding
●	Debt financing, where feasible
●	Monetization of financial or other assets.

While the Company has implemented cost-saving measures in prior periods, it has increased spending in certain areas to support the development and commercialization of the Streamex Exchange platform and related initiatives. These investments are intended to support long-term growth but may increase near-term liquidity requirements.

Future financing may include the issuance of equity or debt securities, credit facilities, strategic arrangements, or other forms of financing. Any equity or equity-linked financing could result in dilution to existing stockholders. Debt financing could impose restrictive covenants, require collateral, or result in securities or claims senior to those of the Company’s common stock. Market volatility, regulatory developments, the Company’s operating performance, and macroeconomic conditions may adversely affect the Company’s ability to obtain financing on acceptable terms. There can be no assurance that additional financing will be available when required, on acceptable terms, or at all. If additional capital is required and is not obtained on acceptable terms, the Company may be required to delay or reduce platform-development, commercialization, marketing, infrastructure, or other strategic activities, or enter into strategic arrangements that could require the Company to relinquish rights to certain technologies, products, or commercial opportunities.

The Company’s future capital requirements will depend on a number of factors, including:

●	the timing and amount of operating expenditures;
●	the pace of development and commercialization of the Streamex Exchange platform and related tokenization infrastructure;
●	investor adoption of GLDY and other tokenized products;
●	the scale and timing of the Company’s gold-leasing and other income-generating activities;
●	regulatory and compliance requirements applicable to the Company’s platform, digital assets, tokenized products, and public-company operations;

●	personnel and infrastructure investments required to support platform scalability, compliance, custody, cybersecurity, and operations;
●	costs associated with public-company reporting, corporate governance, accounting, audit, legal, and regulatory compliance;
●	costs associated with the development, maintenance, and protection of the Company’s intellectual property;
●	the availability, timing, and cost of financing and strategic partnerships;
●	general economic and financial-market conditions; and
●	conditions in the commodities and digital-asset markets.

The Company’s liquidity forecast includes assumptions regarding the timing and availability of its financial resources, the pace of platform-development and commercialization activities, planned operating and capital expenditures, cost-containment measures, and the timing and amount of potential income. Actual results may differ materially from those assumptions.

Critical Accounting Estimates

The preparation of our unaudited condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures. A critical accounting estimate is one that requires assumptions about matters that were highly uncertain at the time the estimate was made and for which different estimates reasonably could have been used, or changes reasonably likely to occur from period to period, would have a material impact on our financial condition or results of operations.

There have been no material changes to the critical accounting estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, other than the estimates described below, which relate to transactions and activities that commenced during 2026.

Stock-Based Compensation — Awards with Market Conditions. During 2026, we granted performance stock units containing a market condition. We estimate the grant-date fair value of these awards using a Monte Carlo simulation, which requires significant assumptions, including expected volatility, risk-free interest rates, and the derived service period. These assumptions are inherently uncertain, and the use of different assumptions could result in materially different compensation expense. Expense for market-condition awards is recognized over the derived service period and is not reversed if the market condition is not achieved.

Consolidation of Variable Interest Entities. We consolidate variable interest entities for which we are the primary beneficiary. Determining whether we are the primary beneficiary of Streamex Ltd. requires significant judgment regarding which activities most significantly affect the entity’s economic performance, our power to direct those activities, and our exposure to benefits and losses that could be significant. Changes in these judgments could materially affect whether the entity is consolidated and the amounts recognized in our financial statements.

Gold Lease Income and Gold-Denominated Consideration. We recognize gold lease income, a portion of which is settled in physical gold. Measuring this income requires estimates regarding the fair value of gold-denominated consideration, the timing of recognition over the lease period, and the assessment of collectability. Differences between the estimated value of gold-denominated consideration recognized as income and the value realized upon settlement are recognized as settlement gains or losses and could be material in future periods as leasing activity scales.

We review our estimates and assumptions on an ongoing basis and recognize revisions in the period in which the estimates are revised and in any future periods affected. Our significant accounting policies are described in Note 3, Summary of Significant Accounting Policies, to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below and previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

The material weaknesses did not result in any identified misstatements to the unaudited condensed consolidated financial statements and there were no changes to previously released financial results. These material weaknesses had not been remediated as of June 30, 2026, and accordingly, management concluded that our disclosure controls and procedures were not effective as of June 30, 2026.

Remediation Plan

Management has initiated and continues to execute remediation plans to address the material weaknesses described above. During the three months ended June 30, 2026, management undertook the following remediation actions:

●	Hired a corporate controller with public-company technical accounting and financial reporting experience to strengthen the Company’s accounting function, enhance the design and operation of controls over financial reporting, and support the timely preparation and review of the Company’s consolidated financial statements
●	Continued to enhance the Company’s formal review procedures over the recording and reporting of complex and non-routine transactions, including business combinations, consolidation of variable interest entities, equity and share-based compensation, and digital-asset arrangements;
●	Engaged third-party technical accounting and financial-reporting advisors to assist management in the analysis, documentation, and review of complex accounting matters; and
●	Continued to formalize and document key accounting policies, processes, and control activities, including segregation of duties and review controls over the financial statement close process.

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

Changes in Internal Control Over Financial Reporting

Except for the remediation actions described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2026, there were no material changes from the legal proceedings discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 1A. RISK FACTORS

Except for the following risk factors, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026. The following risk factors supplement, and should be read in conjunction with, the risk factors disclosed in such Annual Report.

Our reliance on USDC as the primary settlement medium for GLDY transactions exposes us to risks related to stablecoin depegging, Circle Internet Financial, LLC's ("Circle") financial stability, and the broader banking relationships underlying USDC reserves.

Substantially all secondary-market transactions in GLDY — including instant-settlement purchases facilitated through our liquidity arrangements with an independent proprietary trading firm — are denominated and settled in USDC. USDC is not insured by the Federal Deposit Insurance Corporation (the "FDIC"), and Circle's ability to maintain the 1:1 peg of USDC to the U.S. dollar depends on the sufficiency and liquidity of its reserves, which are held primarily in U.S. Treasury securities and cash deposits at regulated financial institutions.

In March 2023, USDC temporarily lost its dollar peg after Circle disclosed that approximately $3.3 billion of its reserves were held at Silicon Valley Bank, which had entered FDIC receivership. Although the peg was subsequently restored, this event demonstrated the vulnerability of stablecoins to contagion from the traditional banking system. A similar or more prolonged depegging event could materially impair the ability of GLDY holders to redeem their tokens at fair value, reduce confidence in GLDY's secondary market pricing, and require us to seek alternative settlement mechanisms on short notice.

Furthermore, the GENIUS Act, signed into law in July 2025, imposes new regulatory requirements on stablecoin issuers and their reserve management practices. To the extent that future regulatory actions restrict Circle's operations, reduce USDC liquidity, or impose additional compliance burdens that affect our use of USDC, our ability to provide efficient settlement for GLDY could be materially and adversely affected.

A significant portion of our liquid resources has been deployed to a single trading counterparty to support GLDY secondary-market liquidity, and we could lose all or part of those assets.

On July 1, 2026, we transferred $5.0 million of USDC and 1,069 GLDY tokens to an independent proprietary trading firm under an interest-free loan agreement, representing a substantial majority of our digital asset holdings as of June 30, 2026. The loan is unsecured, and the loaned assets are not held in a segregated or custodial account for our benefit. Under the agreement, if the loaned assets are lost or become inaccessible as a result of the insolvency or failure of a trading venue or other third party, and the loss did not result from the counterparty's gross negligence, willful default or fraud, the amount owed to us is reduced accordingly and we bear the loss. Either party may terminate the arrangement on 30 days' notice, following which the loan balance is required to be returned within two business days, but we cannot assure you that the loaned assets will be returned in full or on a timely basis, or that we could replace this liquidity support on comparable terms. The loss of all or part of these assets, or the loss of instant-settlement capacity for GLDY, could materially and adversely affect our liquidity, financial condition, operating results, and the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously disclosed in a Current Report on Form 8-K or a prior periodic report.

Subsequent to the end of the period covered by this report, on July 1, 2026, the Board of Directors authorized a stock repurchase plan permitting the repurchase of up to 10,000,000 shares of the Company’s common stock at a purchase price not exceeding $2.00 per share. No shares have been repurchased under the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Change in Independent Registered Public Accounting Firm

Effective July 8, 2026, of the Company dismissed CBIZ CPAs P.C. as the Company’s independent registered public accounting firm and engaged EisnerAmper LLP as the Company’s independent registered public accounting firm.

CBIZ CPAs P.C.’s reports on the Company’s consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

From April 30, 2025 through July 8, 2026, (i) there were no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the SEC pursuant to the Exchange Act, between the Company and CBIZ CPAs on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CBIZ CPAs, would have caused CBIZ CPAs to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such year, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K except for the material weakness in the Company’s internal control over financial reporting as initially reported in Item 9A of the Company’s Annual Report and as described in Part I, Item 4 of this Quarterly Report on Form 10-Q.

These matters were reported under Item 4.01 of a Current Report on Form 8-K filed on July 13, 2026. See Note 23 – Subsequent Events to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amended Employment Agreement between Streamex Corp. and Mitchell Williams, dated April 28, 2026, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2026)
10.2	Amended Employment Agreement between Streamex Corp. and Karl Henry McPhie, dated May 1, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2026)
10.3	Amended Employment Agreement between Streamex Corp. and Morgan Lekstrom, dated May 1, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2026)
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMEX CORP.

Date: August 14, 2026	By:	/s/ Henry McPhie
Henry McPhie
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Christine Plummer
Christine Plummer
Chief Financial Officer (Principal Financial and Accounting Officer)

