Form 10-Q
period 2026-09-30
Streamex Corp.
filed 2026-11-12
CIK 1530766

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 11, 2026, there were 117,802,830 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Exchangeable and Special Voting Shares:

As of November 11, 2026, there were 68,421,447 exchangeable shares of BST Sub ULC, a wholly owned subsidiary of the registrant, outstanding. Each exchangeable share is exchangeable for one share of the registrant’s common stock and carries rights substantially equivalent to the registrant’s common stock, including rights to dividends, liquidation preferences and voting through the Special Voting Preferred Stock held by a trustee.

Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q are forward-looking statements. These forward-looking statements relate to, among other things, our business, financial condition, results of operations, and prospects, including, but not limited to, statements regarding the growth and adoption of our GLDY token program, our gold-leasing activities, our liquidity and capital resources, our ability to regain compliance with Nasdaq continued listing requirements, and our business strategy and plans. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms, and similar expressions or variations of such words.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in, or anticipated by, the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as well as those discussed elsewhere in this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We file reports with the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report on Form 10-Q, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Quarterly Report on Form 10-Q, including the disclosures under the heading “Risk Factors,” which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects

Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” “Streamex,” or similar terms refer to Streamex Corp., a Delaware corporation, and its consolidated subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

STREAMEX CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash	$5,476	$20,316
Digital assets	922	-
Marketable securities	6,779	9,706
Gold-denominated receivable	68	-
Other assets held for sale – restricted gold	-	23,472
Other assets held for sale – gold	-	1,000
Prepaid expenses and other assets	5,292	17,401
Investments measured at NAV	2,208	-
Loan receivables, net	4,642	-
Other receivable	101	-
Total current assets	25,488	71,895
Non-current assets:
Other assets held at cost – gold (fair value of $13,993 as of September 30, 2026)	16,467	-
Intangible assets, net	38,800	44,639
Goodwill	68,497	70,984
Operating lease right-of-use asset	765	-
Property and equipment, net	4	25
Total non-current assets	124,533	115,648
Total assets	$150,021	$187,543

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,191	$2,952
Lease liability, short term	133	-
Dividends payable	128	121
Convertible debentures	-	38,021
Embedded derivative liability	-	1,700
Total current liabilities	3,452	42,794
Non-current liabilities
Lease liability, long term	636	-
Deferred tax liability	9,410	11,421
Total liabilities	13,498	54,215

Commitments and contingencies (Note 20)

Mezzanine equity
Redeemable Series C 9% Convertible Preferred Stock, $0.001 par value, $1,000 stated value, authorized 4,200 shares, 105 shares issued and outstanding (liquidation preference of $105; cumulative dividends payable of $128 and $121 as of September 30, 2026 and December 31, 2025, respectively).	105	105

Stockholders’ equity:
Preferred stock, $0.001 par value, authorized 1,000,000 shares, designated 200 shares of Series A, 600 shares of Series B, 4,200 shares of Series C, 1,400 shares of Series D, 1,000 shares of Series E, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock.	-	-
Common stock, $0.001 par value, authorized 500,000,000 shares, 117,457,869 and 49,805,275 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.	118	50
Additional paid-in-capital	933,086	850,447
Accumulated other comprehensive (loss) income	(2,980)	814
Accumulated deficit	(796,827)	(718,120)
Total stockholders’ equity attributable to Streamex Corp.	133,397	133,191
Noncontrolling interest	3,021	32
Total stockholders’ equity	136,418	133,223
Total liabilities, mezzanine equity and stockholders’ equity	$150,021	$187,543

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Gold lease income	$145	$-	$291	$-

Operating expenses:
General and administrative	16,622	4,625	64,710	27,396
Depreciation and amortization	1,452	1,488	4,415	2,065
Provision for credit loss	46	-	46	-
Total operating expenses	18,120	6,113	69,171	29,461

Loss from operations	(17,975)	(6,113)	(68,880)	(29,461)

Other income (expense):
Interest income (expense), net	96	(10)	(12,102)	3
Change in fair value of derivative liability	-	(10,214)	-	(10,214)
Realized gain on sale of gold	-	-	2,938	-
Realized (loss) gain on marketable securities	(91)	-	286	-
Change in fair value of marketable securities	(21)	-	(140)	-
Change in fair value of embedded derivative	-	-	497	-
Realized loss on extinguishment of convertible debenture	-	-	(3,057)	-
Gain on settlement and forgiveness of accounts payable and accrued expenses	-	-	-	196
Other (expense) income, net	(52)	(12)	101	(40)
Total other expense, net	(68)	(10,236)	(11,477)	(10,055)

Loss before income taxes	(18,043)	(16,349)	(80,357)	(39,516)

Income tax benefit	(583)	(765)	(1,653)	(765)

Net loss	(17,460)	(15,584)	(78,704)	(38,751)
Net income attributable to noncontrolling interests	3	-	3	16
Net loss attributable to Streamex Corp.	(17,463)	(15,584)	(78,707)	(38,767)

Preferred stock dividend	(2)	(2)	(7)	(7)
Net loss attributed to Streamex Corp. Common Shareholders	(17,465)	(15,586)	(78,714)	(38,774)
Net loss per common share, basic and diluted	$(0.09)	$(0.47)	$(0.44)	$(1.42)
Weighted average number of common shares outstanding, basic and diluted	185,350,763	33,352,004	180,336,183	27,343,190

Comprehensive Loss:
Net loss	$(17,460)	$(15,584)	$(78,704)	$(38,751)
Other comprehensive loss
Change in foreign currency translation adjustments	(12)	(2,325)	(3,794)	(787)
Total comprehensive loss	(17,472)	(17,909)	(82,498)	(39,538)
Comprehensive income attributable to noncontrolling interest	3	-	3	16
Comprehensive loss attributable to Streamex Corp.	$(17,475)	$(17,909)	$(82,501)	$(39,554)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except per share amounts)

(Unaudited)

	Common stock Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2025	49,805,275	$50	$850,447	$(718,120)	$814	$32	$133,223
Stock-based compensation	6,123,941	6	21,455	-	-	-	21,461
Exercise of warrants	54,647	*	-	-	-	-	-
Net proceeds from issuance of common stock in underwritten public offering	13,416,667	13	37,171	-	-	-	37,184
Conversion of exchangeable shares into common stock	24,571,166	25	(25)	-	-	-	-
Conversion of convertible debenture into common stock	3,750,000	4	15,756	-	-	-	15,760
Issuance of equity to noncontrolling interest holders	-	-	-	-	-	225	225
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(1,916)	-	(1,916)
Net loss	-	-	-	(46,693)	-	(1)	(46,694)
Balance, March 31, 2026 (unaudited)	97,721,696	$98	$924,802	$(764,813)	$(1,102)	$256	$159,241
Stock-based compensation	1,778,530	2	3,162	-	-	-	3,164
Conversion of exchangeable shares into common stock	13,822,569	14	(14)	-	-	-	-
Common stock cancelled	(700,000)	(1)	1	-	-	-	-
Issuance of equity to noncontrolling interest holders	-	-	-	-	-	125	125
Change in ownership interest in Streamex Ltd.	-	-	(120)	-	-	1,120	1,000
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(1,866)	-	(1,866)
Distributions in-kind to noncontrolling interest holders	-	-	5	-	-	(5)	-
Net (loss) income	-	-	-	(14,552)	-	1	(14,551)
Balance, June 30, 2026 (unaudited)	112,622,795	$113	$927,834	$(779,365)	$(2,968)	$1,497	$147,111
Stock-based compensation	3,658,325	4	5,302	-	-	-	5,306
Conversion of exchangeable shares into common stock	1,176,749	1	(1)	-	-	-	-
Issuance of equity to noncontrolling interest holders	-	-	-	-	-	870	870
Change in ownership interest in Streamex Ltd.	-	-	(61)	-	-	666	605
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(12)	-	(12)
Distributions in-kind to noncontrolling interest holders	-	-	14	-	-	(14)	-
Other	-	-	-	1	-	(1)	-
Net (loss) income	-	-	-	(17,463)	-	3	(17,460)
Balance, September 30, 2026 (unaudited)	117,457,869	$118	$933,086	$(796,827)	$(2,980)	$3,021	$136,418

	Common stock Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2024	17,239,096	$17	$253,784	$(255,345)	$-	$17	$(1,527)
Stock-based compensation	1,663,543	2	2,072	-	-	-	2,074
Exercise of warrants	48,996	*	-	-	-	-	-
Sale of common stock under at-the-market offering, net of transaction costs	4,403,166	4	3,878	-	-	-	3,882
Sale of common stock and warrants	758,514	1	817	-	-	-	818
Common stock issued to settle accounts payable and accrued expenses	135,000	*	189	-	-	-	189
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Net (loss) income	-	-	-	(2,812)	-	12	(2,800)
Balance, March 31, 2025 (unaudited)	24,248,315	$24	$260,738	$(258,157)	$-	$29	$2,634
Stock-based compensation	4,998,392	5	12,115	-	-	-	12,120
Exercise of warrants	818,827	1	(1)	-	-	-	-
Common stock cancelled	(272,399)	*	-	-	-	-	-
Common stock issued to settle accounts payable and accrued expenses	1,000,000	1	493	-	-	-	494
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive income	-	-	-	-	1,538	-	1,538
Net (loss) income	-	-	-	(20,372)	-	4	(20,368)
Balance, June 30, 2025 (unaudited)	30,793,135	$31	$273,343	$(278,529)	$1,538	$33	$(3,584)
Stock-based compensation	40,000	*	155	-	-	-	155
Exercise of warrants	776,920	1	(1)	-	-	-	-
Stock-based compensation	-	-	842	-	-	-	842
Sale of common stock under at-the-market offering, net of transaction costs	3,852,149	4	13,568	-	-	-	13,572
Preferred stock dividend	-	-	(2)	-	-	-	(2)
Other comprehensive loss	-	-	-	-	(2,325)	-	(2,325)
Net loss	-	-	-	(15,584)	-	-	(15,584)
Balance, September 30, 2025 (unaudited)	35,462,204	$36	$287,905	$(294,113)	$(787)	$33	$(6,926)

*	- less than $1

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78,704)	$(38,751)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,415	2,065
Amortization of debt discount and issuance costs	11,979	-
Gain on settlement and extinguishment of accounts payable	-	(196)
Realized gain on sale of gold	(2,938)	-
Noncash lease income settled in gold	(221)	-
Realized gain on marketable securities	(286)	-
Realized loss on extinguishment of convertible debenture	3,057	-
Change in fair value of marketable securities	140	-
Change in fair value of embedded derivative	(497)	-
Change in fair value of derivative liability	-	10,214
Allowance for credit losses on accounts receivable	-	109
Realized loss on investment	152	-
Unrealized loss on investments measured at NAV, net	292	-
Provision for credit losses	46	-
Accretion of discount on loan receivable	(96)	-
Foreign currency transaction gain	(156)	-
Stock-based compensation expense	41,789	15,560
Noncash liquidity support arrangement expense settled in GLDY tokens	45	-
Deferred income taxes	(1,653)	(765)
Changes in operating assets and liabilities:
Gold-denominated receivable	(68)	-
Purchases of digital assets	(7,010)	-
Prepaid expenses and other assets	514	(2,045)
Accounts payable and accrued expenses	1,166	6,399
Operating lease right-of-use assets and lease liabilities, net	4	(6)
Net cash used in operating activities	(28,030)	(7,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(24,394)	-
Purchase of non-marketable equity investments	-	(144)
Proceeds from the sale of marketable securities	27,467	-
Proceeds from the sale of non-marketable equity investments	25	-
Proceeds from sale of gold	26,410	-
Purchase of gold held at cost	(15,246)	-
Business acquisition, net of cash acquired	-	365
Net cash provided by investing activities	14,262	221

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock under at-the-market offerings, net of issuance costs	-	3,882
Proceeds from sale of common stock and warrants, net of issuance costs	-	14,390
Repayment of finance obligation	(916)	(176)
Net proceeds from issuance of common stock in underwritten public offering	37,184	-
Proceeds from issuance of equity in subsidiaries to noncontrolling interest holders	1,220	-
Repayment of convertible notes payable	(38,500)	-
Net cash (used in) provided by financing activities	(1,012)	18,096

Effect of exchange rate change on cash	(60)	2
Net (decrease) increase in cash	(14,840)	10,903
Cash, beginning of the period	20,316	142
Cash, end of the period	$5,476	$11,045

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$403	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing activities:
Acquisition of assets and liabilities recorded through operating lease	$810	$-
Recognition of derivative liability as part of business combination (non-cash)	$-	$105,498
Recognition of assets acquired as part of business combination	$-	$117,982
Recognition of liabilities assumed as part of business combination	$-	$12,850
Loan receivable funded through the transfer of USDC digital assets	$5,000	$-
Other receivable funded through the transfer of USDC digital assets	$100	$-
Investment in Metalayer Class A-1 shares funded through USDC digital assets	$2,000	$-
GLDY tokens transferred as consideration for investment in Metalayer Class D-1 shares	$500	$-
Non-cash financing activities:
Dividend payable on preferred stock charged to additional paid-in-capital	$7	$7
USDC digital assets received from transfer of ownership interest in Streamex Ltd. to noncontrolling interest holders	$1,045	$-
Conversion of convertible debentures into common stock	$15,760	$-
Distributions to noncontrolling interest holders	$19	$-
Common stock issued in settlement of accounts payable and accrued expenses	$-	$189
Financing obligation incurred for prepaid insurance	$-	$1,628
Common stock issued for services recorded in prepaid expenses	$-	$125

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements

STREAMEX CORP.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026 (Unaudited)

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

The acquisition of Streamex Exchange was completed pursuant to that certain Share Purchase Agreement dated as of May 23, 2025 (as amended on May 27, 2025, the “Share Purchase Agreement”) by and among the Company, BST Sub ULC, an unlimited liability company organized under the laws of the Province of British Columbia and a wholly owned subsidiary of the Company (“ExchangeCo”), 1540875 B.C. Ltd., a British Columbia company and a wholly owned subsidiary of the Company (“Callco”), the shareholders of Streamex Exchange, and 1540873 B.C. Ltd., as trustee (the “Trustee”) under the related exchange rights agreement (the “Exchange Rights Agreement”).

During the second quarter of 2026, in connection with the Company’s strategic focus on its digital asset and tokenization business, the Company ceased the remaining operations of its legacy ViralClear Pharmaceuticals, Inc. (“ViralClear”) and BioSig AI Sciences, Inc. (“BioSig AI”) subsidiaries and does not intend to recommence their operations. Each business permanently ceased to be used and was disposed of by abandonment during the second quarter of 2026. Neither business generated revenue during any period presented, and the subsidiaries held aggregate cash balances of approximately $7 as of September 30, 2026. The Company concluded that the abandonment did not represent a strategic shift that has had or will have a major effect on its operations or financial results and, accordingly, the disposal is not presented as a discontinued operation, and the results of these subsidiaries remain included in continuing operations. No impairment charge was recognized in connection with the abandonment.

NOTE 2 – LIQUIDITY

As of September 30, 2026, we had working capital of approximately $22,036 and cash of $5,476. For the nine months ended September 30, 2026, we used $28,030 in operating activities, generated $14,262 in investing activities, and used $1,012 in financing activities.

During the nine months ended September 30, 2026, the Company funded its operations in part through financing transactions and asset monetization activities and eliminated its outstanding convertible debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of $37,184. The Company also received $27,467 from the sale of marketable securities and $26,410 from the sale of gold bullion that had been classified as held for sale as of December 31, 2025, resulting in a realized gain on sale of gold of $2,938. On February 6, 2026, $15,000 of principal was converted into 3,750,000 shares of common stock. The Company subsequently paid approximately $38,903 in cash to settle the remaining obligations, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest, and recognized a loss on extinguishment of $3,057. The Company’s May 2026 investment of $2,000 in Metalayer Digital Fund I (“Metalayer” or the “Fund”) was funded through holdings of USD Coin (“USDC”), a stablecoin issued by Circle Internet Financial, LLC, and is presented as a noncash investing activity in the accompanying condensed consolidated statement of cash flows.

As of September 30, 2026, the Company’s principal sources of liquidity, in addition to cash on hand, include marketable securities of $6,779, digital assets of $922, and its investments in Metalayer, with a carrying amount of $2,208, which is measured using net asset value per share as a practical expedient for fair value. The investments consisted of Class A-1 shares with a carrying amount of $1,701 and Class D-1 shares with a carrying amount of $507. As of September 30, 2026, the Class A-1 shares were redeemable as of the last business day of each calendar quarter upon 15 calendar days’ prior written notice following expiration of a three-month lock-up on August 26, 2026, and the Class D-1 shares, which have no lock-up, were redeemable upon 30 calendar days’ prior written notice. Under a side letter executed on October 23, 2026, which applies to all of the Company’s investments in the Fund, the Company may request redemption on any business day; redemptions of up to $5,000 are payable in cash within two business days, and amounts above $5,000 are paid in additional tranches of up to $5,000 each, timed in coordination with the Company based on secondary-market liquidity and the timing of GLDY issuer redemptions. Redemptions are payable in cash, are not subject to holdback or discretionary suspension, and remain subject to applicable law and the Fund’s anti-money laundering, sanctions and know-your-customer procedures. On November 5 and 6, 2026, the Company subscribed for a new Class D series of the Fund by transferring GLDY tokens valued at $6,000. See Note 9 — Investment Measured at NAV and Note 25 — Subsequent Events.

As of September 30, 2026, the Company held approximately 82.30% of the outstanding GLDY Tokens issued by Streamex Ltd., and noncontrolling interest holders held approximately 17.70%. In addition, a single voting management share is held by Streamex Ltd.’s director, which carries governance rights but no material economic interest.

GLDY is a gold-backed, yield-bearing tokenized security; each token represents, and is backed one-for-one by, one fine troy ounce of investment-grade gold bullion held with a qualified custodian, and the token is designed to mirror the price of gold one-for-one. Holders may redeem GLDY directly with the issuer or sell tokens on a permissioned on-chain secondary market or through institutional liquidity providers on a 24/7 basis. Gold reserves backing outstanding GLDY are subject to periodic independent examination. Redemptions of GLDY by holders, including the Fund, are settled from the gold held by Streamex Ltd. and reduce the gold held. The Company may seek to monetize its GLDY interests through secondary-market sales or redemption with an authorized participant. The timing and amount of proceeds are subject to market liquidity, counterparty availability, and applicable contractual procedures, including arrangements governing gold deployed in the leasing program. As part of its capital strategy, the Company intends to monetize portions of this interest through sales to third-party participants to support its liquidity and growth initiatives, as it did during the nine months ended September 30, 2026. The realization and timing of any such proceeds depend on identifying suitable counterparties. In early July 2026, the Company disbursed $5,000 of its USDC, together with 1,069 GLDY tokens, to an unaffiliated proprietary trading firm (the “Liquidity Provider”) under an unsecured, interest-free loan agreement to support secondary-market liquidity for GLDY. Either party may terminate the arrangement on 30 days’ written notice, after which the loaned assets are returnable by the second business day following termination. The loan matures on July 7, 2027, and the Company’s liquidity assessment assumes repayment at maturity. See Note 12 — Loan Receivable and Liquidity Support Arrangement.

We expect to continue incurring operating losses and negative cash flows until our digital infrastructure platform, including Streamex Exchange’s tokenization and GLDY offerings, achieves sustained commercial scale. “GLDY” refers to the Company’s gold-backed digital token, which represents an economic interest in physical gold held to support the token program and is issued through Streamex Ltd. During the nine months ended September 30, 2026, the Company launched GLDY and began generating gold lease income through its tokenized gold platform; however, income recognized to date remains immaterial relative to the Company’s operating costs.

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

Management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period following the date these unaudited condensed consolidated financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern. In performing this evaluation, management considered the Company’s recurring operating losses, negative cash flows from operations, existing cash and other available financial resources, current obligations, and forecasted operating and capital expenditures. The Company’s forecast relies on the redemption of its investments in the Fund. The value of the Class D shares depends in part on the price of gold, and the Fund may meet redemption requests by redeeming GLDY with Streamex Ltd., which would reduce the gold held by Streamex Ltd. Based on this evaluation, including the Company’s cash of $5,476, working capital of $22,036, and other financial resources available to the Company as described above, management concluded that substantial doubt about the Company’s ability to continue as a going concern was not raised as of the issuance date of these financial statements. Management’s forecast indicates that the Company’s available liquidity is expected to be sufficient to meet its obligations as they become due for at least one year following the issuance date of these financial statements.

On July 1, 2026, the Board of Directors authorized a stock repurchase program permitting the repurchase of up to 10,000,000 shares of the Company’s common stock at a purchase price not exceeding $2.00 per share over a 12-month period. No shares were repurchased under the program during the three months ended September 30, 2026. The Company’s liquidity assessment and going concern evaluation as of September 30, 2026 do not assume repurchases under the authorization.

On October 7, 2026, the Company received a notice from Nasdaq that it was not in compliance with the $1.00 minimum bid price requirement for continued listing. The Company has until April 5, 2027 to regain compliance. See Note 25, Subsequent Events, for additional information.

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

In management’s opinion, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows for the periods presented. Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts; actual results could differ from those estimates. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the year ending December 31, 2026.

Certain prior period amounts have been reclassified to conform to current period presentation. There were no material changes to the Company’s significant accounting policies from those disclosed in the Annual Report, other than as described below.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Streamex Corp. and its consolidated subsidiaries, including variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All intercompany accounts and transactions have been eliminated. Changes in the Company’s ownership interest in a subsidiary that do not result in a loss of control are accounted for as equity transactions. See Note 13 — Streamex Ltd. (VIE).

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

Digital Assets

The Company’s digital assets consist primarily of USDC, a U.S. dollar–backed stablecoin issued by Circle Internet Financial, LLC that is redeemable one-for-one for U.S. dollars from the issuer’s segregated reserves, and also include immaterial amounts of other crypto assets. Because that redemption right is an enforceable claim on the issuer’s underlying assets, USDC is outside the scope of the crypto-asset fair-value model in ASC 350-60, and because it is a financial asset it is not an indefinite-lived intangible asset. The Company therefore accounts for USDC as a receivable under ASC 310, carried at the amount expected to be realized on redemption or conversion — which approximates both cost and fair value given the one-for-one peg — net of any expected credit loss allowance, which has been de minimis.

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

Loan Receivable and Liquidity Support Arrangement

Loans receivable that bear no stated interest are initially recognized at present value using an imputed market rate of interest in accordance with ASC 835-30, Imputation of Interest. The difference between the face amount and the present value is recorded as a discount and accreted to interest income using the effective interest method over the term of the loan. When the discount represents consideration for services to be received from the counterparty, the Company records a corresponding prepaid expense, included in prepaid expenses and other assets, and amortizes it to general and administrative expense on a straight-line basis over the service period. Fixed monthly incentive payments under the related collaboration agreement are expensed as the services are received. The Company measures expected credit losses on loans receivable under ASC 326, Financial Instruments—Credit Losses, based on the counterparty’s credit profile, the unsecured nature of the receivable and the remaining term, and records an allowance for credit losses with a corresponding provision in the unaudited condensed consolidated statements of operations. Loans of GLDY tokens, which are participating shares of Streamex Ltd., a consolidated subsidiary, are eliminated in consolidation and no separate receivable is recognized. See Note 12 — Loan Receivable and Liquidity Support Arrangement.

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

Concentration of Assets

As of September 30, 2026, the Company’s consolidated assets totaled $150,021, of which approximately 15.1% ($22,625) were held by entities domiciled in the United States, approximately 73.9% ($110,867) by entities domiciled in Canada, and approximately 11.0% ($16,529) by entities domiciled in the Cayman Islands. The Canadian assets are held through ExchangeCo, a wholly owned subsidiary of the Company, and relate to the Company’s Streamex Exchange business. These assets consist primarily of goodwill and intangible assets totaled $107,061 and cash of $3,758. The Company’s assets held in the Cayman Islands through Streamex Ltd. consisted primarily of physical gold bullion held at cost of $16,467 as of September 30, 2026.

As of September 30, 2026, cash was $5,476, consisting of $1,708 held in the United States, $3,758 held in Canada, and $10 held by Streamex Ltd. in the Cayman Islands.

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

Concentration of Income and Credit Risk

For the three and nine months ended September 30, 2026, all of the Company’s gold lease income of $145 and $291, respectively, was earned under two gold-denominated arrangements with a single third-party precious-metals counterparty. The Company’s gold-denominated receivable of $68 as of September 30, 2026 was due entirely from the same counterparty. The loss of, or a deterioration in the financial condition of, this counterparty could have a severe near-term effect on the Company’s gold lease income and the realizability of its gold-denominated receivable. The Company recognized no gold lease income during the three or nine months ended September 30, 2025.

Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Common stock issued for services[1]	$3,127	$14,985
Insurance	1,589	1,282
Marketing	-	841
Other prepaid expenses and other current assets	576	293
Totals	$5,292	$17,401

(1)	In December 2025, the Company issued an aggregate of 3,538,762 shares of its common stock to two third-party consultants in exchange for services to be provided over a one-year contractual term. The aggregate grant-date fair value of the common stock issued was $15,854. The Company recognized stock-based compensation expense of $3,996 and $11,858 during the three and nine months ended September 30, 2026, respectively.

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

Shares issued by a consolidated subsidiary in connection with the acquisition of Streamex Exchange are exchangeable on a one-for-one basis for shares of the Company’s common stock (the “Exchangeable Shares”) and participate in earnings and dividends on an equivalent basis with the Company’s common stock. Before November 4, 2025, the Exchangeable Shares were subject to stockholder approval and applicable exchange limitations under Nasdaq listing rules and therefore were not included as common shares outstanding in basic earnings (loss) per common share. Upon stockholder approval on November 4, 2025, the exchange limitations were removed, the Exchangeable Shares were reclassified to permanent equity, and the Exchangeable Shares became eligible for inclusion in basic earnings (loss) per common share on a weighted-average basis beginning on that date. Accordingly, the Exchangeable Shares were not included in basic earnings (loss) per common share for the three or nine months ended September 30, 2025. See Note 5 — Business Acquisition and Note 17 — Stockholders’ Equity.

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

Potential common shares excluded from the computation of diluted net loss per common share because their effect would have been antidilutive or because the applicable issuance conditions had not been satisfied were as follows:

	September 30, 2026	September 30, 2025
Series C convertible preferred stock	519,004	352,171
Options to purchase common stock	3,511,000	2,736,000
Performance-based restricted stock units	2,900,000	-
Warrants to purchase common stock	1,635,385	2,414,647
Restricted stock units to acquire common stock	5,589,559	1,000,000
Exchangeable Shares subject to stockholder approval	-	109,070,039
Totals	14,154,948	115,572,857

The Exchangeable Shares outstanding as of September 30, 2025 were excluded because the issuance of the Company’s common stock upon exchange remained subject to stockholder approval and applicable exchange limitations. Stockholder approval was obtained on November 4, 2025, after which the Exchangeable Shares became eligible for inclusion in basic earnings (loss) per common share on a weighted-average basis. See Note 5 — Business Acquisition.

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

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement and disclosures about selling expenses. As amended by ASU 2025-01, ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company has not early adopted ASU 2024-03 and is currently evaluating its effect on the Company’s unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. The update aims to improve consistency and comparability in financial reporting. The guidance will be effective for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. Upon adoption, the guidance will be applied prospectively. The Company is currently evaluating the provisions of the amendments and the impact on its future financial statements.

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

NOTE 4 – GOLD LEASE INCOME

The Company earns gold lease income on gold made available to a third-party leasing program. Because the arrangement represents the deployment of the Company’s gold for a stated in-kind return rather than a contract with a customer, the income is not within the scope of ASC 606; it is recognized over the term of each accepted lease using an effective-yield method. Yield is earned in ounces and accrues daily on a simple, non-compounding basis at the contractual annual lease rate applied to the ounces on lease, with settlement in kind on a monthly cycle. Ounces earned each day are translated into U.S. dollars at that day’s LBMA Gold Price PM (USD) fix, which affects only the U.S. dollar measurement of those ounces and not the rate at which yield accrues. The Company recognizes income only while recovery of the in-kind consideration on an accepted lease is considered probable.

Gold lease income comprises two gold-denominated components earned on the same gold made available to the leasing program: an in-kind lease yield earned on gold deployed into accepted leases, and a contractual revenue share representing a tiered percentage of gold under management that is payable by the program agent and settled in gold. The program agent is engaged to source and manage leases on the Company’s behalf rather than to obtain an output of the Company’s ordinary activities and is therefore not a customer; both components are accordingly recognized as gold lease income on the effective-yield basis described above and are measured on the same daily basis.

The following table disaggregates gold lease income:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
In-kind lease yield	$134	$268
Contractual revenue share	12	23
Total gold lease income	$145	$291

Amounts may not sum due to rounding.

Approximately $12 of gold lease income earned in the first quarter of 2026, comprising $11 of in-kind lease yield and $1 of contractual revenue share, was not recognized in the previously issued interim financial statements for that period and was recognized during the second quarter of 2026. No gold lease income was recognized during the three or nine months ended September 30, 2025.

The following table presents the gold-denominated receivable for accrued but unsettled gold lease income:

	September 30, 2026	December 31, 2025
Accrued in-kind lease yield	$45	$-
Accrued contractual revenue share	23	-
Total gold-denominated receivable	$68	$-

The $68 gold-denominated receivable at September 30, 2026 represents gold lease income recognized during the period for which the related in-kind gold settlement had not been received as of the reporting date; the timing of settlement is governed by the applicable gold-leasing arrangements. The receivable represents a fixed quantity of ounces to be received in kind, is measured at the U.S. dollar amount recognized when those ounces were earned, and is not remeasured for changes in the price of gold. Because the Company is paid only as the leasing agent collects from the ultimate lessees, the Company assesses expected credit losses on the receivable by analogy to ASC 326-20; given the short monthly settlement cycle and the secured and insured structure of each lease, no allowance for credit losses was recognized as of September 30, 2026.

Upon in-kind receipt of gold, the difference between the settlement-date fair value of the gold received and the amount previously recognized on those ounces is presented within other income (expense), net, as a loss on settlement of gold-settled revenue, and the gold received is carried at historical cost under ASC 360. The Company recognized the following:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Gold-price differential on in-kind settlement	$-	$(2)

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

Under the terms of the Share Purchase Agreement, ExchangeCo acquired all of the issued and outstanding shares of Streamex Exchange (the “Purchased Shares”) in exchange for 109,070,039 Exchangeable Shares of ExchangeCo, based on an acquisition consideration ratio of 2.046862 Exchangeable Shares per Purchased Share. Each Exchangeable Share is separately exchangeable for one share of the Company’s common stock, subject to the adjustments and conditions described below.

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

Following stockholder approval of Proposal A on November 4, 2025, and subject to the terms of the Exchange Rights Agreement, the holders of Exchangeable Shares are entitled to exchange such shares for an aggregate of 109,070,039 shares of the Company’s common stock representing up to 75% of the Company’s fully diluted common stock as of the Share Purchase Agreement date.

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

On November 4, 2025, the Company received stockholder approval for the issuance of shares of common stock exchangeable for Exchangeable Shares and one share of Special Voting Preferred Stock in connection with the Share Purchase Agreement. As a result, the conversion cap was removed, and Streamex Exchange shareholders became able to convert their Exchangeable Shares into the Company’s common stock. Concurrently, the derivative liability associated with the Exchangeable Shares was reclassified to permanent equity. No derivative liability related to the Exchangeable Shares remained outstanding as of September 30, 2026 or December 31, 2025. Although the Exchangeable Shares were reclassified to permanent equity upon stockholder approval on November 4, 2025, the consideration transferred for purposes of the acquisition date purchase price allocation reflects the fair value of the Exchangeable Shares as of May 28, 2025.

In connection with the acquisition of Streamex Exchange, the Company incurred total acquisition-related costs of $5,900 during the year ended December 31, 2025, primarily consisting of legal, accounting, and consulting fees directly attributable to the transaction. These costs were expensed as incurred and are reflected in general and administrative expenses in the unaudited condensed consolidated statements of operations. No further acquisition-related costs were incurred during the nine months ended September 30, 2026.

Purchase Price Allocation

The Company applied the acquisition method of accounting in accordance with ASC 805 and recognized assets acquired and liabilities assumed at their estimated fair value as of the date of acquisition, with the excess purchase consideration recorded to goodwill. The Company completed its assessment of the fair values of the assets acquired and liabilities assumed during the three months ended March 31, 2026, and the measurement period has since closed. No measurement period adjustments were recorded during the nine months ended September 30, 2026.

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

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table shows the changes in the carrying amount of goodwill for the period:

Goodwill as of December 31, 2025 (1)	$70,984
Foreign currency translation adjustment	(2,487)
Goodwill as of September 30, 2026	$68,497

1)	Related to the acquisition of the Streamex Exchange. See Note 5 — Business Acquisition for additional information. Goodwill was initially measured in the functional currency of Streamex Exchange and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in foreign exchange rates are reflected in the cumulative translation adjustment within other comprehensive loss.

During the three months ended September 30, 2026, the sustained decline in the Company’s share price required an interim assessment of goodwill in accordance with ASC 350, Intangibles — Goodwill and Other. Management performed a qualitative assessment as of September 30, 2026 that considered, among other factors, the Company’s share price and market capitalization relative to its carrying value, operating performance, liquidity and financial position, and other company-specific and market factors. The market value of the Company’s common stock and Exchangeable Shares, together with the noncontrolling interest, was approximately 10.6% below the carrying amount of the Company’s single reporting unit, and this shortfall and current-period losses were considered significant adverse evidence. Based on the totality of the factors considered, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying amount and, therefore, a quantitative goodwill impairment test was not required. Accordingly, there was no goodwill impairment recognized in the three and nine months ended September 30, 2026. The Company will perform its annual goodwill impairment assessment as of December 31, 2026.

Intangible Assets

Intangible assets consist of trade name, developed technology, legal and compliance framework, and patents, and are initially recorded at fair value. Long-lived intangible assets are amortized over their estimated useful lives in a method reflecting the pattern in which the economic benefits are consumed or amortized on a straight-line basis if such pattern cannot be reliably determined. The Company evaluates its finite-lived intangible assets for impairment under the held-and-used impairment model whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. During the three and nine months ended September 30, 2026, the Company evaluated whether events or changes in circumstances indicated that the carrying amount of its intangible asset group may not be recoverable, including the Company’s operating losses, the extent and manner of use of the acquired platform assets, changes in the business and regulatory climate applicable to tokenized products, and market conditions. Management considered the operating losses incurred since GLDY, the platform’s first product, launched on February 25, 2026; because the platform had been in commercial use for approximately seven months, management concluded that those losses did not represent a history of operating or cash flow losses associated with the use of the asset group. Based on the totality of that assessment, management concluded that no impairment indicators were present as of September 30, 2026, a recoverability test was not required, and no impairment charge was recorded for the three and nine months ended September 30, 2026 or 2025.

The following summarizes the Company’s intangible assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Trade name (1)	$5,100	$5,100
Developed technology (1)	40,000	40,000
Legal and compliance framework (1)	2,400	2,400
Patents	380	380
Total	47,880	47,880
Foreign currency translation adjustment	(1,307)	371
Total accumulated amortization	(7,773)	(3,612)
Intangible assets, net	$38,800	$44,639

1)	Intangible assets acquired in connection with the Streamex Exchange acquisition were initially measured in Canadian dollars and translated into U.S. dollars using the exchange rate in effect on the acquisition date. Subsequent changes in exchange rates are reflected in the carrying amounts presented above and recorded in other comprehensive loss as part of the cumulative translation adjustment.

Amortization expense for intangible assets was $1,449 and $1,473 for the three months ended September 30, 2026 and 2025, respectively, and $4,394 and $2,017 for the nine months ended September 30, 2026 and 2025, respectively.

Expected future amortization expense of intangible assets as of September 30, 2026, is as follows:

Remainder 2026	$1,375
2027	5,500
2028	5,500
2029	5,500
2030	5,500
Thereafter	15,425
$38,800

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2026, and December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Computer equipment	$531	$531
Furniture and fixtures	109	109
Testing/Demo equipment	312	312
Leasehold improvements	84	84
Total	1,036	1,036
Less accumulated depreciation	(1,032)	(1,011)
Property and equipment, net	$4	$25

As of September 30, 2026, the Company evaluated whether any events or changes in circumstances indicated that the carrying amounts of its property and equipment may not be recoverable. Based on this assessment, no impairment indicators were identified and no impairment charges were recorded during the three and nine months ended September 30, 2026 or 2025.

Depreciation expense was $3 and $21 for the three and nine months ended September 30, 2026, respectively, and $15 and $48 for the three and nine months ended September 30, 2025, respectively.

NOTE 8 – MARKETABLE SECURITIES

Exchange-Traded Funds

The Company’s marketable securities consist of shares of exchange-traded funds that invest primarily in short-term U.S. Treasury securities and investment-grade corporate debt instruments. Because the Company holds equity interests in the exchange-traded funds rather than the underlying debt securities directly, the investments are accounted for as equity securities under ASC 321, Investments — Equity Securities, rather than as debt securities under ASC 320, Investments — Debt Securities. See Note 15 — Fair Value Measurements.

At September 30, 2026, the Company’s marketable securities consisted of an exchange-traded fund portfolio with a cost basis of approximately $6,919 and a fair value of approximately $6,779. Based on the underlying unrounded amounts, the Company recognized a net unrealized loss of approximately $140. During the three and nine months ended September 30, 2026, the Company recognized unrealized losses of approximately $21 and $140, respectively, from changes in the fair value of marketable securities, which are included in change in fair value of marketable securities in the unaudited condensed consolidated statements of operations.

The Company recognized net realized losses of approximately $91 during the three months ended September 30, 2026 and net realized gains of approximately $286 during the nine months ended September 30, 2026 on sales of marketable securities. The Company also recognized dividend and interest income of approximately $112 and $394 related to its marketable securities and associated brokerage sweep account during the three and nine months ended September 30, 2026, respectively.

At December 31, 2025, the Company’s marketable securities consisted of its investment in Empress Royalty Corp., which was sold in full during the first quarter of 2026.

Empress Royalty Corp.

In December 2025, the Company acquired approximately 9.9% of the outstanding common shares of Empress Royalty Corp. (“Empress”), a publicly traded royalty company, in exchange for shares of the Company’s common stock. Because the Company did not have significant influence over Empress, the investment was accounted for as a marketable security rather than under the equity method. At December 31, 2025, the fair value of the investment was approximately $9,706.

In January 2026, the Company sold its entire investment in Empress for gross proceeds of approximately $10,190 and recognized a realized gain of approximately $484 relative to the investment’s December 31, 2025 carrying value. The Empress gain, together with realized gains and losses from the Company’s other marketable-security transactions during 2026, resulted in a net realized gain on marketable securities of approximately $286 for the nine months ended September 30, 2026. The Company held no investment in Empress as of September 30, 2026.

NOTE 9 – INVESTMENT MEASURED AT NAV

On May 26, 2026, the Company funded a subscription for 2,000 Class A-1 non-voting shares of Metalayer Digital Fund I (the “Fund”), a Cayman Islands exempted company registered with the Cayman Islands Monetary Authority as a regulated mutual fund and an investment company, for an aggregate subscription price of $2,000 funded through the transfer of USDC. On September 3, 2026, the Company acquired 500 Class D-1 shares of the Fund for consideration of $500. The Class D-1 investment was funded through the transfer of approximately 114 GLDY tokens. The Fund’s investment program acquires tokenized securities at a discount to net asset value for realization at the issuer’s redemption window and deploys unutilized capital in on-chain assets, and may invest in digital assets, tokenized securities, traditional securities, and commodities.

The Company’s interests in the Fund are passive, noncontrolling investments that the Company does not consolidate and does not account for under the equity method. The investments are valued using the Fund’s reported NAV per share as a practical expedient under ASC 820. Such investments are excluded from the fair value hierarchy, and changes in NAV are recognized in earnings.

The following table summarizes activity in the investment:

Initial subscription, May 26, 2026	$2,000
Additional investment, September 3, 2026	500
Unrealized loss for the period	(292)
Carrying amount, September 30, 2026	$2,208

For the three and nine months ended September 30, 2026, the Company recognized net unrealized losses of approximately $120 and $292, respectively, resulting from changes in the reported NAV of the investment. Changes in NAV are included in other income (expense), net in the accompanying unaudited condensed consolidated statements of operations.

The three-month lock-up applicable to the Class A-1 shares expired on August 26, 2026, and the Class A-1 shares are redeemable thereafter on the last business day of each calendar quarter upon 15 calendar days’ prior written notice. Under the signed Class D side letter, the Class D-1 shares are not subject to a lock-up, redemption gate or redemption fee and are redeemable upon 30 calendar days’ prior written notice. On October 23, 2026, the Company executed a side letter that applies to all of its investments in the Fund and permits redemption on any business day, with up to $5,000 payable in cash within two business days and amounts above $5,000 paid in coordinated tranches of up to $5,000 each. See Note 2 — Liquidity and Note 25 — Subsequent Events. Based on these terms and management’s intent to realize the investments within one year, the investments are classified as current assets. As of September 30, 2026, the Company’s maximum exposure to loss was the carrying amount of approximately $2,208, and the Company had no unfunded commitments to the Fund or any related fund vehicle. See Note 15 — Fair Value Measurements.

The Fund is also a holder of GLDY tokens, which represent noncontrolling ownership interests in the Company’s consolidated subsidiary, Streamex Ltd. During the second quarter of 2026, the Fund purchased GLDY tokens for consideration of approximately $1,000. In connection with the September 2026 Class D-1 investment, approximately 114 additional GLDY tokens were transferred to the Fund for consideration of approximately $500. Because the Company retained control of Streamex Ltd., these transactions were accounted for as changes in the Company’s ownership interest in a consolidated subsidiary, and no gain or loss was recognized in net income. The difference between the consideration received and the carrying amount of the noncontrolling interests transferred was recognized in additional paid-in capital attributable to the Company. See Note 19 — Noncontrolling Interests. Management evaluated its relationships with the Fund and its investment manager and concluded that they are not related parties of the Company.

NOTE 10 – OTHER ASSETS — GOLD

Gold Held at Cost — Streamex Ltd. (VIE)

The Company, through Streamex Ltd., its consolidated variable interest entity, holds physical gold bullion to support the GLDY token program and related leasing activities. The gold is classified as “Other assets held at cost — gold” within non-current assets on the unaudited condensed consolidated balance sheet. The Company classifies the gold as non-current because, as of September 30, 2026, it did not expect to liquidate the gold within the next twelve months. Redemptions of GLDY by holders are settled from this gold. See Note 2 — Liquidity and Note 25 — Subsequent Events. Cost is determined on a specific identification basis, and ongoing storage, insurance, and custody costs are expensed as incurred (see Note 13 — Streamex Ltd. (VIE)).

During the nine months ended September 30, 2026, the gold held at cost was composed of approximately $1,000 of gold reclassified from held for sale, $15,246 of gold acquired for cash, and $221 of gold received in kind in settlement of gold lease income. As of September 30, 2026, the aggregate carrying amount of gold held by Streamex Ltd., based on the underlying unrounded amounts, was approximately $16,467 and was classified as “Other assets held at cost — gold” within non-current assets on the unaudited condensed consolidated balance sheet. The independently rounded components presented above may not sum to the rounded aggregate carrying amount. See Note 4 — Gold Lease Income.

Because the market value of the gold held by Streamex Ltd. was below its carrying amount at both June 30, 2026 and September 30, 2026, management treated the decline as an event indicating that the carrying amount may not be recoverable and performed a recoverability test under ASC 360-10-35-17 as of September 30, 2026. As of September 30, 2026, the market value of the gold was approximately $13,993, based on the LBMA PM gold price of $4,176.30 per ounce, or approximately 15.0% below its carrying amount. The recoverability test compared the carrying amount with the undiscounted cash flows expected to result from the use and eventual disposition of the gold over a seven-year holding period, using the contractual lease rate on the ounces on lease, the September 30, 2026 gold price held constant and the costs directly associated with holding and disposing of the gold. The undiscounted cash flows exceeded the carrying amount and, accordingly, no impairment loss was recognized during the three or nine months ended September 30, 2026. A decline in gold prices, a reduction in leased ounces or lease rates, or a shorter expected holding period could result in an impairment loss in future periods.

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

In February 2026, the Company transferred $1,000 of unrestricted gold to Streamex Ltd. in connection with the establishment of the GLDY token program, as described above. On February 5, 2026, the Company completed the sale of the remaining gold previously classified as held for sale, with a carrying amount of approximately $23,472, for cash proceeds of approximately $26,410, resulting in a realized gain of approximately $2,938, which is included within total other income (expense), net, in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026. The proceeds were used to fund the repayment of the Company’s secured convertible debentures. See Note 23 — Convertible Debentures and Related Derivative Instruments. Upon completion of the sale and settlement of the convertible debentures, all related security interests, liens, and custodial arrangements were terminated, and no gold bullion classified as held for sale remained on the unaudited condensed consolidated balance sheet as of September 30, 2026.

NOTE 11 – DIGITAL ASSETS

As of September 30, 2026, the Company held digital assets with an aggregate carrying amount of approximately $922, consisting of approximately $917 of USDC and approximately $5 of other crypto assets, primarily Ether (“ETH”) and Solana (“SOL”). The Company held no digital assets as of December 31, 2025.

The Company accounts for crypto assets within the scope of ASC 350-60 at fair value, with changes in fair value recognized in earnings. USDC is accounted for as a receivable under ASC 310 and carried at the amount expected to be realized upon redemption or conversion, net of any expected credit loss allowance. As of September 30, 2026, the carrying amount of USDC approximated its one-for-one redemption value, and no credit loss allowance was recognized during the three or nine months ended September 30, 2026. The Company uses USDC as a medium of exchange to settle transactions with counterparties in the digital asset industry and to fund and settle activities related to its tokenized gold platform.

For the three and nine months ended September 30, 2026, the Company recognized approximately $2 and $2, respectively, of net gains related to changes in the fair value of crypto assets. Network transaction fee expense and other activity associated with the Company’s crypto assets were immaterial during the periods presented.

The Company holds all digital assets for its own account. Substantially all digital assets are maintained with third-party custodians, including Anchorage Digital Bank, N.A. The Company does not safeguard crypto assets for platform users, GLDY token holders, or other third parties and, accordingly, pursuant to SEC Staff Accounting Bulletin No. 122, has not recognized a safeguarding asset or corresponding liability.

NOTE 12 – LOAN RECEIVABLE AND LIQUIDITY SUPPORT ARRANGEMENT

On May 14, 2026, the Company entered into a loan agreement (the “Loan Agreement”) and a collaboration agreement (the “Collaboration Agreement”) with the Liquidity Provider to support secondary-market liquidity for GLDY. In early July 2026, the Company transferred approximately 5.0 million USDC and 1,069 GLDY tokens to the Liquidity Provider under the Loan Agreement. The loan is unsecured, bears no stated interest and matures on July 7, 2027. Either party may terminate the arrangement on 30 days’ written notice, after which the loaned assets are returnable by the second business day following termination. The USDC loan receivable is classified as a current asset as of September 30, 2026. The Liquidity Provider is not a related party of the Company.

Because the loan bears no stated interest, the Company recognized the USDC receivable at its present value of approximately $4,592 using an imputed interest rate of 8.75%. The resulting discount of approximately $408 represents consideration for liquidity support services provided by the Liquidity Provider and was recorded as a prepaid expense, which is amortized to general and administrative expense on a straight-line basis over the term of the loan. For the three and nine months ended September 30, 2026, the Company recognized approximately $96 of interest income from accretion of the discount and approximately $99 of amortization of the prepaid service cost. As of September 30, 2026, the unamortized prepaid service cost of approximately $308 was included in prepaid expenses and other assets.

As of September 30, 2026, the gross loan receivable was approximately $5,000, less an unamortized discount of approximately $312 and an allowance for credit losses of approximately $46, resulting in a net loan receivable of approximately $4,642. The Company recognized approximately $46 of provision for credit losses during the three and nine months ended September 30, 2026. The loan was originated in 2026 and was current, with no amounts past due, as of September 30, 2026. The Company monitors credit quality using an internal credit rating developed from the Liquidity Provider’s most recent available financial information; as of September 30, 2026, the loan’s amortized cost basis of approximately $4,688 carried an internal rating equivalent to B+. There were no write-offs or recoveries during the period. The loan receivable is carried at amortized cost and is not measured at fair value on a recurring basis. As of September 30, 2026, its fair value, estimated using a discounted cash flow approach based on the 8.75% imputed interest rate and the Company’s internal credit assessment of the Liquidity Provider, which are significant unobservable inputs (Level 3), approximated its net carrying amount of $4,642.

As of September 30, 2026, the 1,069 GLDY tokens loaned to the Liquidity Provider had a value of approximately $4,464, based on the September 30, 2026 net asset value per GLDY token. Because GLDY tokens are participating shares of Streamex Ltd., a consolidated subsidiary, the loaned GLDY tokens are eliminated in consolidation and no separate receivable is recognized. No termination notice had been given as of September 30, 2026.

Under the Collaboration Agreement, the Company pays the Liquidity Provider a monthly incentive of $30 for liquidity support services, which commenced on July 7, 2026. For the three and nine months ended September 30, 2026, the Company recognized approximately $84 of monthly incentive expense in general and administrative expense, and approximately $6 of prepaid incentive was included in prepaid expenses and other assets as of September 30, 2026. As of September 30, 2026, the remaining commitment under the Collaboration Agreement was approximately $217. In-kind GLDY distributions retained by the Liquidity Provider and GLDY tokens transferred to the Liquidity Provider in USDC settlements increased noncontrolling interests by approximately $102. GLDY distributions on the loaned tokens retained by the Liquidity Provider, of approximately $45, were recognized as liquidity support costs within general and administrative expense for the three and nine months ended September 30, 2026. See Note 19 — Noncontrolling Interests.

Other Receivable. On August 3, 2026, GLDY ServiceCo, LLC, a consolidated subsidiary of the Company, entered into a loan agreement with Cask Foundation (formerly Auriferous Foundation), and on September 11, 2026 it lent $100 of USDC under the agreement. The loan bears interest at 4.10% per annum and matures on August 3, 2027. As of September 30, 2026, the receivable, including accrued interest, was approximately $101 and is presented as other receivable within current assets. The loan was funded through the transfer of USDC digital assets and is presented as a noncash investing activity in the unaudited condensed consolidated statements of cash flows.

NOTE 13 – STREAMEX LTD. (VIE)

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

Primary Beneficiary Conclusion and Consolidation

The Company concluded it is the primary beneficiary of Streamex Ltd. and is required to consolidate it. Under ASC 810-10-25-38, a reporting entity is the primary beneficiary of a VIE only if it has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company concluded both criteria continue to be met as of September 30, 2026 because it directs Streamex Ltd.’s economic performance through its control of the VIE’s governance structure and the servicer arrangement, and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE through its economic interest in the GLDY tokens.

As of September 30, 2026, the Company held approximately 82.30% of the outstanding GLDY tokens and noncontrolling interest holders held approximately 17.70%. Streamex Ltd.’s results are attributed between the controlling and noncontrolling interests using the time-weighted ownership percentages applicable to each quarter, including approximately 0.2102% for the first quarter, 4.0250% for the second quarter and 10.1832% for the third quarter. The resulting weighted-average noncontrolling interest for the nine months ended September 30, 2026 was approximately 4.8427%. The Company continued to consolidate Streamex Ltd. as of September 30, 2026 because the Company remained the primary beneficiary. See Note 19 — Noncontrolling Interests.

Carrying Amounts of Assets and Liabilities of Consolidated VIE

Streamex Ltd. assets and liabilities included in the unaudited condensed consolidated balance sheet as of September 30, 2026:

Assets
Other assets held at cost – gold	$16,467
Cash	10
Digital assets	-
Gold-denominated receivable	45
Prepaids	7
Total assets	$16,529

Liabilities
Accounts payable and accrued expenses	$36
Total liabilities	$36

During the three and nine months ended September 30, 2026, Streamex Ltd. recognized gold lease yield revenue and incurred operating expenses. Net income (loss) attributable to Streamex Ltd. was approximately $26 for the three months ended September 30, 2026 and $(114) for the nine months ended September 30, 2026. Gold lease yield of approximately $134 was earned during the three months ended September 30, 2026, and a gold-denominated lease yield receivable of approximately $45 was accrued at Streamex Ltd. as of September 30, 2026. Operating expenses of approximately $108 for the three months consisted primarily of bank fees, custody-related charges, fund administration and professional fees. See Note 10 — Other Assets — Gold, for additional information regarding the gold assets held by Streamex Ltd.

Change in Ownership Interest

On June 3, 2026, Metalayer Digital Fund I subscribed for GLDY tokens issued by Streamex Ltd. The Company received proceeds of approximately $1,000, and the noncontrolling interest carrying amount increased by approximately $1,120, with the difference of approximately $120 recognized as a reduction of additional paid-in capital.

During the three months ended September 30, 2026, noncontrolling interest holders contributed approximately $870. Changes in the Company’s ownership interest in Streamex Ltd. increased the noncontrolling interest carrying amount by approximately $666 and reduced additional paid-in capital attributable to the Company by approximately $75. In-kind distributions to noncontrolling interest holders of approximately $14 reduced noncontrolling interest and increased additional paid-in capital by the same amount. After giving effect to these distributions, the net reduction in additional paid-in capital presented in the unaudited condensed consolidated statement of changes in stockholders’ equity was approximately $61, and the net increase in noncontrolling interest associated with these ownership changes and distributions was approximately $652. Because the Company retained control of Streamex Ltd., these transactions were accounted for as equity transactions under ASC 810-10-45-23, and no gain or loss was recognized in the unaudited condensed consolidated statements of operations. See Note 19, Noncontrolling Interests.

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

Maximum Exposure to Loss / Financial Support

The Company’s maximum exposure to loss associated with its involvement with Streamex Ltd. as of September 30, 2026 is limited to the carrying amount of its approximately 82.30% economic interest in the GLDY tokens and its net interest in Streamex Ltd.’s net assets. The Company has no arrangements that legally obligate it to provide additional financial support to Streamex Ltd., such as guarantees or liquidity facilities, beyond its role as an investor and service provider, although during the nine months ended September 30, 2026 the Company funded certain of Streamex Ltd.’s operating expenses through capital contributions and expense reimbursements, which are eliminated in consolidation.

Noncontrolling Interest

As of September 30, 2026, noncontrolling interests in Streamex Ltd. consisted of the single voting management share, which carries governance rights but no material economic interest, and GLDY tokens held by external tokenholders. In aggregate, noncontrolling tokenholders held approximately 17.70% of the outstanding GLDY tokens, compared with a weighted-average noncontrolling interest of approximately 4.84% for the nine months ended September 30, 2026. The noncontrolling interest attributable to Streamex Ltd. was approximately $2,990 as of September 30, 2026. See Note 19 — Noncontrolling Interests for the carrying amount of, and rollforward of activity in, the noncontrolling interest attributable to Streamex Ltd.

Ongoing Assessment

The Company reassesses its primary beneficiary conclusion on an ongoing basis in accordance with ASC 810 whenever changes in facts and circumstances occur that could affect whether either criterion under ASC 810 continues to be met, including changes in GLDY token ownership, modifications of governing documents or fee arrangements, changes in ownership of the management share, or replacement of the affiliated servicer by an unrelated party. As of September 30, 2026, no changes in facts or circumstances have occurred that would alter the Company’s conclusion.

NOTE 14 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of the reporting dates, consist of the following:

	September 30, 2026	December 31, 2025
Accrued accounting and legal	$615	$705
Accrued consulting	797	575
Accrued interest	-	200
Accrued office and other	47	38
Accrued insurance premium financing	951	916
Accrued payroll	729	512
Other accrued expenses	52	6
	$3,191	$2,952

NOTE 15 – FAIR VALUE MEASUREMENTS

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

Recurring Fair Value Measurements

The following table presents the Company’s financial assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy:

Description	Level	September 30, 2026	December 31, 2025
Marketable securities	1	$6,779	$9,706
Embedded derivative liabilities – Yorkville Debentures	3	$-	$1,700
Investment measured at NAV as a practical expedient	N/A	$2,208	$-

Marketable securities are valued using unadjusted quoted prices in active markets (Level 1). Empress Royalty Corp. was valued using quoted prices on the TSX Venture Exchange, its principal market, translated to U.S. dollars at the spot exchange rate. Exchange-traded funds holding short-term U.S. Treasury and investment-grade corporate debt instruments were valued using quoted prices in active markets. See Note 8 — Marketable Securities. There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three or nine months ended September 30, 2026.

Financial instruments not measured at fair value on a recurring basis include the USDC loan receivable from the Liquidity Provider, which is carried at amortized cost. As of September 30, 2026, the fair value of the loan receivable, a Level 3 measurement, approximated its net carrying amount of $4,642. See Note 12 — Loan Receivable and Liquidity Support Arrangement.

Embedded Derivative Liability — Settled Convertible Debentures

The embedded conversion options in the Company’s secured convertible debentures were bifurcated as derivative liabilities under ASC 815 and measured at fair value on a recurring basis using significant unobservable inputs (Level 3). The debentures and the related derivative were fully settled on February 6, 2026. See Note 23 — Convertible Debentures and Related Derivative Instruments.

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

The following table presents the rollforward of the embedded derivative liability for the nine months ended September 30, 2026:

Amount
Balance as of December 31, 2025	$1,700
Change in fair value	(497)
Settlements	(1,203)
Balance as of September 30, 2026	$-

The $497 gain is included in change in fair value of embedded derivative in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026. Upon settlement of the Convertible Debentures on February 6, 2026, the Company derecognized the $1,203 remaining embedded derivative liability, resulting in a $443 gain on derecognition that is included as a component of the $3,057 net realized loss on extinguishment of the Convertible Debentures disclosed in Note 23 — Convertible Debentures and Related Derivative Instruments (i.e., the $3,057 loss is presented net of this $443 gain). No Level 3 activity occurred during the three months ended September 30, 2026, as the Convertible Debentures and the related embedded derivative were fully settled during the three months ended March 31, 2026.

NOTE 16 – LEASES

The Company leases office space at 165 Lincoln Ave, 2nd Floor, Winter Park, Florida, under a non-cancelable operating lease that commenced in June 2026 with a term of approximately five years, expiring May 31, 2031. The lease contains a five-year renewal option that the Company is not reasonably certain to exercise; accordingly, the renewal period is excluded from the lease term. The lease also includes a one-time early termination option effective 24 months after commencement, exercisable upon at least three months’ prior written notice and payment of a termination fee equal to five months of then-current base rent plus any unamortized broker commissions. The Company is not reasonably certain to exercise this option; accordingly, it is excluded from the lease term. The Company recognized a right-of-use asset and corresponding lease liability based on the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate of 7.50%, as the rate implicit in the lease was not readily determinable. The lease is structured as a modified gross lease, under which the landlord is responsible for property taxes, property insurance, and common area maintenance, and the Company’s only variable payment obligation relates to a pro rata share of the property’s electricity costs, billed as additional rent. The Company has elected to account for the lease and non-lease components as a single lease component. Prior to June 2026, the Company’s office space arrangements had terms of 12 months or less and, consistent with the Company’s accounting policy election under the short-term lease exception in ASC 842-20-25-2, were not recognized on the balance sheet as right-of-use assets or lease liabilities; the associated cost is reflected as other lease expense for the three and nine months ended September 30, 2025. Accordingly, no right-of-use asset or lease liability was recognized as of December 31, 2025.

The following table presents the components of lease cost for the periods indicated:

	Expense	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Classification	2026	2025	2026	2025
Operating lease cost	General and administrative	$49	$-	$65	$-
Short-term lease cost	General and administrative	10	65	44	164
Total lease cost		$59	$65	$109	$164

The following table presents the classification of the Company’s right-of-use asset and operating lease liabilities in the unaudited condensed consolidated balance sheets:

		As of	As of
		September 30, 2026	December 31, 2025
Assets:
Total non-current lease assets	Right-of-use asset	$765	$-

Liabilities:
Current	Operating lease liability, current	$133	$-
Non-current	Operating lease liability, non-current	636	-
Total operating lease liabilities		$769	$-

The weighted-average remaining lease term and weighted-average discount rate for the Company’s operating lease as of September 30, 2026 were 4.7 years and 7.50%, respectively.

The following table presents the maturities of the Company’s operating lease liabilities as of September 30, 2026:

Fiscal Year	Amount
Remainder of 2026	$45
2027	186
2028	192
2029	198
2030	204
Thereafter	86
Undiscounted cash flows	911
Less: imputed interest	(142)
Present value of lease liabilities	$769

Supplemental cash flow information related to the Company’s operating lease was as follows: cash paid for amounts included in the measurement of the operating lease liability was approximately $45 for the nine months ended September 30, 2026. In June 2026, the Company recognized a right-of-use asset and a corresponding operating lease liability of $810 upon commencement of the lease, presented as a non-cash investing and financing activity in the unaudited condensed consolidated statements of cash flows. As of September 30, 2026, the right-of-use asset was approximately $765, and the total operating lease liability was approximately $769, consisting of approximately $133 current and $636 non-current. The difference between the right-of-use asset and the lease liability results from the recognition of lease cost on a straight-line basis, consistent with the subsequent measurement of operating leases under ASC 842.

Variable lease cost, consisting of the Company’s pro rata share of the property’s electricity costs billed as additional rent, was less than $1 for each of the three and nine months ended September 30, 2026. Short-term lease cost was approximately $10 and $44 for the three and nine months ended September 30, 2026, respectively, and relates primarily to month-to-month office arrangements, including arrangements that were replaced by the Company’s long-term operating lease that commenced in June 2026. The Company’s remaining short-term lease commitments are not expected to be material.

NOTE 17 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 1,000,000 shares of $0.001 par value preferred stock. As of September 30, 2026 and December 31, 2025, the Company has designated 200 shares of Series A preferred stock, 600 shares of Series B preferred stock, 4,200 shares of Series C Preferred Stock, 1,400 shares of Series D Preferred Stock, 1,000 shares of Series E Preferred Stock, 200,000 shares of Series F Preferred Stock and 1 Special Voting Preferred Stock. As of September 30, 2026 and December 31, 2025, there were no issued or outstanding shares of Series A, Series B, Series D, Series E and Series F preferred stock.

Special Voting Preferred Stock

In connection with the issuance of Exchangeable Shares, the Company designated one share of Special Voting Preferred Stock, par value $0.001 per share. One share of Special Voting Preferred Stock was issued and outstanding as of September 30, 2026, and December 31, 2025.

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

Series C Preferred Stock

Series C Preferred Stock (“Series C”) issued and outstanding totaled 105 shares as of September 30, 2026, and December 31, 2025. As of September 30, 2026, and December 31, 2025, the Company has accrued $128 and $121 dividends payable on the Series C, respectively. As of September 30, 2026, and December 31, 2025, the cumulative dividend per share payable on the Series C was approximately $1,220 and $1,153, respectively.

Each share of Series C is convertible at the holder’s option into shares of common stock at a conversion price of $0.3197 per share, based on the stated value of $1,000 per preferred share. As of September 30, 2026, the outstanding Series C shares were convertible into an aggregate of 519,004 shares of common stock, including 190,571 shares issuable upon conversion of accrued dividends based on the applicable dividend conversion price of approximately $0.6722 per share. The Series C is subject to full ratchet anti-dilution price protection upon issuance of equity or equity-linked securities at an effective price below $0.3197 per share, as well as customary anti-dilution adjustments for stock splits and similar events.

Common stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock. As of September 30, 2026, and December 31, 2025, the Company had 117,457,869 and 49,805,275 shares issued and outstanding, respectively.

Exchangeable Shares

As of September 30, 2026 and December 31, 2025, the Company had 68,421,447 and 107,991,931 Exchangeable Shares outstanding, respectively. Of the 109,070,039 Exchangeable Shares originally issued in connection with the Streamex Exchange acquisition on May 28, 2025, 1,078,108 were converted into shares of the Company’s common stock from the issuance date through December 31, 2025, and an additional 39,570,484 were converted during the nine months ended September 30, 2026. Each Exchangeable Share is exchangeable on a one-for-one basis for a share of the Company’s common stock, subject to the terms of the Exchange Rights Agreement.

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

Equity Line of Credit

As of September 30, 2026, the Company had approximately $5,000 of remaining capacity under its Equity Subscription Agreement with Lind Global Fund III, LP, dated February 28, 2025, subject to the filing and effectiveness of a registration statement. No advances have been made under the Subscription Agreement as of September 30, 2026.

Stock Repurchase Program

On July 1, 2026, the Board of Directors authorized a stock repurchase program permitting the repurchase of up to 10,000,000 shares of the Company’s common stock at a purchase price not exceeding $2.00 per share over a 12-month period. No shares were repurchased under the program during the three months ended September 30, 2026.

NOTE 18 – OPTIONS, RESTRICTED STOCK UNITS AND WARRANTS

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

As of September 30, 2026, there were 11,679,915 shares available under the 2023 Long-Term Incentive Plan.

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

The following table presents information related to stock options as of September 30, 2026:

Options Outstanding			Options Exercisable
Exercise	Number of	Weighted Average Remaining Life	Exercisable Number of
Price	Options	In Years	Options
$ Under 9.99	3,490,000	8.4	2,930,000
$10.00-19.99	15,000	6.6	15,000
$20.00-49.99	3,000	2.5	3,000
$50.00-69.99	3,000	3.3	3,000
	3,511,000	8.4	2,951,000

A summary of the stock option activity and related information for the Plan for the nine months ended September 30, 2026 is as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	2,736,000	$0.78	8.7	$6,745
Issued	840,000	$1.44	9.8
Forfeited/expired	(65,000)	$5.01
Outstanding at September 30, 2026	3,511,000	$0.86	8.4	$483
Exercisable at September 30, 2026	2,951,000	$0.89	8.1	$468

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on options with an exercise price less than the stock price of the Company of $0.64 as of September 30, 2026, which would have been received by the option holders had those option holders exercised their options as of that date.

During the nine months ended September 30, 2026, the Company granted an aggregate of 840,000 options to purchase common stock at a weighted-average exercise price of $1.44 per share for a term of approximately ten years. Stock-based compensation expense associated with these awards is recognized over the applicable vesting periods.

Stock-based compensation expense related to stock options was $65 and $836 for the three and nine months ended September 30, 2026, respectively, and $0 and $1,076 for the three and nine months ended September 30, 2025, respectively, presented within general and administrative expenses. As of September 30, 2026, there was approximately $292 in unrecognized compensation expense related to stock options.

In connection with the Company’s May 2025 acquisition of Streamex Exchange, all previously granted equity awards held by the Company’s former Chief Executive Officer and Chairman were accelerated and became fully vested and nonforfeitable as of May 28, 2025, with the post-resignation exercise period extended to the later of the original expiration date or 36 months following the transaction closing. The incremental compensation cost resulting from the modification was recognized in full during the year ended December 31, 2025. No compensation cost related to this modification was recognized during the three or nine months ended September 30, 2026 or 2025, and no unrecognized compensation cost related to these awards remained as of September 30, 2026.

The fair value of options granted during the nine months ended September 30, 2026 was estimated using the Black-Scholes option pricing model with the following assumptions:

Assumption	Value
Weighted average grant date fair value	$1.34
Expected volatility	141.13%
Risk-free interest rate	4.66%
Expected dividend yield	0.00%
Expected Term (in years)	7.3

Warrants

The following table summarizes information with respect to outstanding warrants to purchase common stock of Streamex Corp. as of September 30, 2026:

Exercise Price	Number of Warrants	Expiration Date
$0.3000	11,982	Nov-29
0.9547	577,916	Sep-28
3.3640	117,828	Jul-29
4.0660	25,000	Nov-32
4.4550	107,483	Jun-28
4.6626	5,580	Apr-29
4.9252	49,550	Mar-29
4.9290	71,593	Mar-29
5.1358	99,243	Jul-28
7.1810	83,270	Jul-28
7.5020	9,846	Jul-28
7.9630	21,369	Aug-28
9.0000	21,709	Jun-27
9.5960	84,390	Jan-29
10.0992	19,118	Aug-28
10.2600	51,705	Sep-28
10.4678	84,296	Sep-28
11.3000	40,417	Oct-28
13.2800	96,198	Nov-28
61.6000	56,892	Nov-27
	1,635,385

During the nine months ended September 30, 2026, the Company issued 54,647 shares of its common stock upon cashless exercise of 87,984 warrants to purchase shares of common stock, pursuant to the formula set forth in such warrants.

A summary of the warrant activity for nine months ended September 30, 2026 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2026	1,735,869	$6.94	2.8	$1,415
Issued	-	-	-
Forfeited/expired	(12,500)	48.00	-	-
Exercised	(87,984)	0.95	-	-
Outstanding at September 30, 2026	1,635,385	$6.94	2.1	$4

Vested and expected to vest at September 30, 2026	1,635,385	$6.94	2.1	$4
Exercisable at September 30, 2026	1,635,385	$6.94	2.1	$4

The aggregate intrinsic value in the preceding tables represents the total pretax intrinsic value, based on warrants with an exercise price less than the company’s stock price of $0.64 as of September 30, 2026, which would have been received by the warrant holders had those warrant holders exercised their warrants as of that date.

Restricted Stock Units

The following table summarizes the restricted stock activity for the nine months ended September 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted shares issued as of January 1, 2026	2,037,500	$5.36
Granted	16,194,997	$2.03
Vested and issued	(11,682,733)	$2.57
Forfeited	(960,205)	$3.82
Total	5,589,559	$1.84
Comprised of:
Vested restricted shares as of September 30, 2026	-	$-
Unvested restricted shares as of September 30, 2026	5,589,559	$1.84

Stock-based compensation expense related to RSU grants was $9,209 and $40,890 for the three and nine months ended September 30, 2026, respectively, and $870 and $14,660 for the three and nine months ended September 30, 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. As of September 30, 2026, total unrecognized stock-based compensation cost related to unvested RSUs was approximately $9,145, which is expected to be recognized over a weighted-average period of approximately 2.76 years.

The following table summarizes the terms of individual RSU grants issued during the nine months ended September 30, 2026 that were subject to vesting conditions extending beyond the grant date:

Grant Date	Recipient	RSUs Granted	Vesting Terms	GDFV[1]
1/8/2026	Chief Executive Officer	1,000,000	100,000 on May 15, 2026; 900,000 in 16 quarterly installments over 4 years	3,210
1/27/2026	Third-party consultant	125,000	16 quarterly installments over 4 years	456
3/3/2026	Third-party consultant	425,000	212,500 immediately; 125,000 on Jun 3, 2026; 87,500 on Sep 3, 2026	876
3/16/2026	Third-party consultant	65,000	5,000 immediately; remainder monthly over 1 year	119
3/16/2026	Chief Financial Officer	500,000	16 quarterly installments over 4 years commencing April 1, 2026	915
4/27/2026	Employee	175,000	16 quarterly installments over 4 years commencing July 1, 2026	174
4/27/2026	Third-party consultant	100,000	4 equal quarterly installments over 1 year commencing July 1, 2026	100
4/27/2026	Third-party consultant	100,000	50,000 immediately; 25,000 on Oct 27, 2026; 25,000 on Apr 27, 2027	100
4/28/2026	Chief Investment Officer	2,250,000	1,250,000 in 16 quarterly installments over 4 years; 1,000,000 in specified tranches (Apr 2026–Nov 2026)	2,012
5/25/2026	Employee	500,000	125,000 immediately; 375,000 equally over 8 quarters (Oct 2026–Jul 2028)	640
7/1/2026	Controller	55,000	16 quarterly installments over 4 years	59
8/24/2026	Senior Legal Officer	350,000	16 quarterly installments over 4 years	268
8/24/2026	Employee	72,000	12,000 immediately; 60,000 in 16 quarterly installments over 4 years	55
9/1/2026	Head of Investor Relations	250,000	8 equal quarterly installments commencing Jan 1, 2027	179
9/16/2026	Employee	160,256	32,051 immediately; 128,205 in 16 quarterly installments over 4 years	97
9/16/2026	Employee	10,000	16 quarterly installments over 4 years	6
9/23/2026	Employee	10,000	16 quarterly installments over 4 years	8
		6,147,256		$9,273

(1)	Grant-date fair value (“GDFV”)

The table above includes only RSU grants issued during the nine months ended September 30, 2026 that were subject to vesting conditions extending beyond the grant date. During the same period, the Company also granted an aggregate of 10,047,741 RSUs that vested immediately upon grant (or were forfeited/terminated) and are therefore excluded from this table. The total RSUs granted during the nine months ended September 30, 2026 were 16,194,997, as reflected in the RSU activity table above.

Performance-Based Restricted Stock Units

During the nine months ended September 30, 2026, the Company granted performance-vesting restricted stock units (“PSUs”) to certain executive officers and nonemployee service providers. The PSUs represent the right to receive shares of the Company’s common stock upon the achievement of specified market or performance conditions and the satisfaction of applicable service requirements, subject to certification by the Company’s Board of Directors or its Compensation Committee (the “Committee”). The PSUs are equity-classified and settle solely in shares of the Company’s common stock. No cash settlement alternative exists.

GLDY Cumulative Sales PSUs (Performance Condition)

On May 1, 2026, the Company granted 1,500,000 PSUs to each of its Chief Executive Officer and Interim Executive Chairman, for an aggregate of 3,000,000 units, under the Company’s 2023 Long-Term Incentive Plan. Each award vests in five equal tranches upon the Company’s achievement of cumulative GLDY sales milestones of $250 million, $500 million, $1 billion, $2 billion, and $3 billion, respectively, in each case subject to the executive’s continuous employment through the applicable vesting date. Any tranche not vested by the tenth anniversary of the grant date is forfeited. These awards replaced time-based restricted stock units previously approved in January 2026 that were cancelled by the Board; no compensation cost had been recognized for the cancelled awards. On September 25, 2026, in connection with the Interim Executive Chairman’s resignation from that role, the 1,500,000 GLDY cumulative sales PSUs granted to him were forfeited. Because achievement of the milestones had not been assessed as probable, no compensation cost had been recognized for these awards and none was reversed.

Cumulative GLDY sales is a company-specific operational metric and therefore represents a performance condition. The grant-date fair value was $1.18 per unit, based on the closing price of the Company’s common stock on the May 1, 2026 grant date, for an aggregate grant-date fair value of approximately $3,540.

Compensation cost for performance-condition awards is recognized if and when achievement of the applicable performance condition becomes probable under ASC 718-10-25-20, based on the portion of the awards expected to vest and the requisite service rendered. As of September 30, 2026, management concluded that achievement of none of the applicable milestones was probable, and accordingly no stock-based compensation expense was recognized for these awards during the three or nine months ended September 30, 2026.

The executives’ employment agreements also provide for one-time awards upon the Company achieving market capitalization milestones of $50 billion, $100 billion, and $500 billion, based on a 30-day volume-weighted average price. These awards had not reached a grant date as of September 30, 2026, and no compensation cost has been recognized.

Stock Price-Based PSUs

During the nine months ended September 30, 2026, the Company granted an aggregate of 900,000 stock price-based PSUs to two service providers under separate agreements. On February 1, 2026, the Company granted 500,000 PSUs to a third-party consultant, vesting in five tranches upon the Company’s common stock achieving closing-price milestones ranging from $5.00 to $12.00. On March 3, 2026, the Company granted 400,000 PSUs to a nonemployee service provider engaged as the Company’s Head of Investor Relations – Europe, vesting in six tranches upon the Company’s common stock achieving closing prices of $5.00, $6.00, $7.00, $8.00, $10.00 and $15.00. Each award vests subject to the grantee’s continuous service through the Committee’s certification of the applicable milestone, is equity-classified, and settles solely in shares of the Company’s common stock.

The stock-price targets represent market conditions. In accordance with ASC 718, the effect of the market conditions is reflected in the grant-date fair value of the awards, which was estimated using a Monte Carlo simulation with the following significant assumptions:

Assumption	Value
Grant-date stock price	$2.06
Stock price milestones	$5.00 – $15.00
Expected volatility	153.7%
Risk-free interest rate	3.83%
Expected dividend yield	0.00%
Derived service periods (range)	7.71

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

The Company recognized approximately $54 of compensation cost related to the February 2026 award during the three months ended March 31, 2026. Following termination of the consulting agreement effective April 2026, all related unvested PSUs were forfeited and the previously recognized compensation cost of approximately $54 was reversed during the three months ended June 30, 2026, consistent with the Company’s policy of accounting for forfeitures as they occur. No unrecognized compensation cost related to that award remained as of September 30, 2026.

For the March 2026 award, the Company recognized compensation cost of approximately $27 and $63 during the three and nine months ended September 30, 2026, respectively. Unrecognized compensation cost related to that award was approximately $765 as of September 30, 2026 and is expected to be recognized over a weighted-average period of approximately 7.4 years.

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

These PSUs contain performance conditions under ASC 718. The grant-date fair value was $1.83 per unit, based on the closing price of the Company’s common stock on the March 16, 2026 grant date, for an aggregate grant-date fair value of approximately $1,830, subject to a maximum aggregate dollar cap of $3,500. Compensation cost is recognized if and when achievement of the applicable performance condition becomes probable under ASC 718-10-25-20, based on the portion of the awards expected to vest and the requisite service rendered. As of September 30, 2026, the underlying fund had not launched, and management concluded that achievement of none of the applicable milestones was probable. Accordingly, no stock-based compensation expense was recognized for these awards during the three or nine months ended September 30, 2026.

The following table summarizes PSU activity for the nine months ended September 30, 2026:

	PSUs - Stock Price	PSUs - AUM	PSUs - GLDY Sales	Total PSUs
Nonvested as of December 31, 2025	-	-	-	-
Granted	900,000	1,000,000	3,000,000	4,900,000
Vested and issued	-	-	-	-
Canceled / forfeited	(500,000)	-	(1,500,000)	(2,000,000)
Nonvested as of September 30, 2026	400,000	1,000,000	1,500,000	2,900,000

The table above excludes (i) performance-based restricted stock units tied to organic gross revenue growth targets, under which certain consultants may earn additional units annually based on achievement of annual revenue growth targets established and certified by the Committee, because the number of units issuable is not determinable until the applicable targets are established, (ii) an award of up to 300,000 performance-based restricted stock units to an employee for which the performance metrics have not yet been established, which had not reached a grant date under ASC 718 as of September 30, 2026, and (iii) proposed PSU awards to four third-party consultants involving an aggregate of up to approximately 910,000 units tied to cumulative gross revenue and token-related performance milestones, because those awards had not been approved by the Board of Directors or the Committee as of September 30, 2026 and therefore had not reached a grant date under ASC 718.

2019 Long-Term Incentive Plan (ViralClear)

There are 2,915,071 shares remaining available for future issuance of awards under the terms of the ViralClear Plan.

Warrants (ViralClear)

A summary of the warrant activity for nine months ended September 30, 2026 is as follows:

			Weighted-Average
		Weighted-Average	Remaining
	Shares	Exercise Price	Contractual Term
Outstanding at January 1, 2026	473,772	$5.00	1.9
Forfeited/expired	-	-	-
Outstanding at September 30, 2026	473,772	$5.00	1.1
Exercisable at September 30, 2026	473,772	$5.00	1.1

The following table presents information related to warrants (ViralClear) at September 30, 2026:

Exercise Price	Number Outstanding	Expiration Date
$5.00	473,772	November 2027

Restricted stock units (ViralClear)

The following table summarizes the restricted stock activity for the nine months ended September 30, 2026:

Restricted shares outstanding at January 1, 2026:	678,679
Forfeited	-
Total restricted shares outstanding at September 30, 2026:	678,679

Comprised of:
Vested restricted shares as of September 30, 2026	678,679
Unvested restricted shares as of September 30, 2026	-
Total	678,679

BioSig AI Sciences, Inc.

Warrants (BioSig AI)

The following table summarizes information with respect to outstanding warrants to purchase common stock of BioSig AI at September 30, 2026:

Exercise Price	Number Outstanding	Expiration Date
$1.00	130,500	June-July 2028

NOTE 19 – NONCONTROLLING INTERESTS

As of September 30, 2026 and December 31, 2025, the Company held a majority interest in ViralClear Pharmaceuticals, Inc. of approximately 70% for both periods and a majority interest in BioSig AI Sciences, Inc. of approximately 84% for both periods. As of September 30, 2026, the Company consolidated Streamex Ltd. as a variable interest entity, with noncontrolling interest holders, including Metalayer Digital Fund I and other external tokenholders, holding approximately 17.70% of the outstanding GLDY tokens, compared with approximately 8.98% as of June 30, 2026. See Note 13 — Streamex Ltd. (VIE) for additional information.

For purposes of attributing net income (loss) to noncontrolling interests, the ownership percentages used for Streamex Ltd. reflect the time-weighted ownership interests outstanding during the applicable reporting periods in accordance with ASC 810. The time-weighted noncontrolling interest was approximately 10.18% for the three months ended September 30, 2026 and approximately 4.84% for the nine months ended September 30, 2026. These percentages differ from the approximately 17.70% ownership interest held by noncontrolling interest holders as of September 30, 2026 because ownership interests changed throughout the period.

A reconciliation of ViralClear, BioSig AI and Streamex Ltd. noncontrolling loss attributable to the Company:

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2026:

	ViralClear		BioSig AI	Streamex Ltd.	Total
Net income (loss)	$	*	$(1)	$26	$25
Noncontrolling ownership percentage		30%	16%	10%	10%
Net income (loss) attributable to noncontrolling interests	$	*	$-	$3	$3

*	Less than $1

Net income (loss) attributable to noncontrolling interests for the three months ended September 30, 2025:

	ViralClear		BioSig AI	Streamex Ltd.	Total
Net income (loss)	$	*	$(3)	$-	$(3)
Noncontrolling ownership percentage		30%	16%	-	0%
Net income (loss) attributable to noncontrolling interests	$	*	$-	$-	$-

*	Less than $1

Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2026:

	ViralClear	BioSig AI	Streamex Ltd.	Total
Net income (loss)	$-	$(1)	$(114)	$(115)
Noncontrolling ownership percentage	30%	16%	n/a1	n/m1
Net income (loss) attributable to noncontrolling interests	$-	$-	$3	$3

*	Less than $1

1)	Streamex Ltd.’s results for the nine months ended September 30, 2026 were attributed to the noncontrolling interest using separate time-weighted ownership percentages of approximately 0.2102% for the first quarter, 4.0250% for the second quarter, and 10.1832% for the third quarter, applied to the results of each respective quarter. The resulting weighted-average noncontrolling interest for the nine months ended September 30, 2026 was approximately 4.8427%. A single blended percentage was not applied to the nine-month results because the noncontrolling ownership interest changed significantly during the period. Accordingly, the attribution reflects the ownership interests outstanding during the periods in which the underlying income or losses were generated. On that basis, approximately $3 of net income was attributed to the noncontrolling interest for the nine months ended September 30, 2026.

Net income (loss) attributable to noncontrolling interests for the nine months ended September 30, 2025:

	ViralClear		BioSig AI	Streamex Ltd.	Total
Net income (loss)	$	*	$95	$-	$95
Noncontrolling ownership percentage		31%	17%	-	17%
Net income (loss) attributable to noncontrolling interests	$	*	$16	$-	$16

*	Less than $1

The following table summarizes the changes in noncontrolling interests for the nine months ended September 30, 2026:

	ViralClear	BioSig AI	Streamex Ltd.	Total
Balance, January 1, 2026	$(171)	$203	$-	$32
Contributions from noncontrolling interest holders	-	-	1,220	1,220
Change in ownership interest in Streamex Ltd	-	-	1,786	1,786
Distributions to noncontrolling interest holders	-	-	(19)	(19)
Net income attributable to noncontrolling interests	-	-	3	3
Other	(1)	-	-	(1)
Balance, September 30, 2026	$(172)	$203	$2,990	$3,021

The following table summarizes the changes in noncontrolling interests for the nine months ended September 30, 2025:

	ViralClear	BioSig AI	Streamex Ltd.	Total
Balance, January 1, 2025	$(171)	$188	$-	$17
Net income attributable to noncontrolling interest	-	16	-	16
Balance, September 30, 2025	$(171)	$204	$-	$33

NOTE 20 – COMMITMENTS AND CONTINGENCIES

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

For additional information regarding the gold assets held by Streamex Ltd. and the related variable interest entity disclosures, see Note 10 — Other Assets — Gold and Note 13 — Streamex Ltd. (VIE), respectively.

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

Consulting Services Agreement

On February 4, 2026, the Company entered into a consulting agreement with an independent third party to provide advisory and capital-markets-related services in connection with the Company’s GLDY Token program. The agreement had an initial term of six months and provided for a fixed consulting fee of $4,000, as well as potential transaction-based fees contingent upon the completion of specified activities during the term. The fixed consulting fee was paid in full and recognized ratably over the contractual service period, which ended on August 4, 2026. Accordingly, the consulting fee was fully amortized as of September 30, 2026, and no related prepaid asset remained outstanding. No transaction-based fees were earned or payable during the nine months ended September 30, 2026.

Litigation

We may be subject at times to other legal proceedings and claims, which arise in the ordinary course of our business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

In November 2025, a former advisor filed a Notice of Civil Claim in the Supreme Court of British Columbia against the Company, its wholly owned subsidiary Streamex Exchange Corporation, and certain current officers and directors. The claim alleges, among other things, breach of contract, unjust enrichment, and civil conspiracy in connection with alleged agreements relating to equity interests in Streamex Exchange Corporation before the Company’s acquisition of that entity. The plaintiff seeks, among other relief, specific performance, equitable compensation, and damages.

The defendants have filed responses disputing the material allegations and opposing the relief sought, and the Company has contested the jurisdiction of the British Columbia court. A trial has been scheduled for January 17, 2028. The Company intends to defend the matter vigorously. As of September 30, 2026, no liability has been recorded because management, after consultation with legal counsel, concluded that a loss was not probable. The Company is unable to reasonably estimate the possible loss or range of loss, if any.

In December 2025, Plexus Corp., a former contract manufacturer of the Company’s predecessor, BioSig Technologies, Inc., filed a complaint against the Company in the United States District Court for the Eastern District of Wisconsin seeking approximately $1,250 for component inventory purchased under a 2020 manufacturing services agreement, plus interest, fees and costs. The Company denied liability. On September 2, 2026, without admitting liability, the Company entered into a settlement and release agreement under which it agreed to pay Plexus $300 in two installments. The Company recognized a $300 charge in the three months ended September 30, 2026, paid the first installment of $150 in September 2026, and had accrued the remaining $150 at September 30, 2026. The second installment was paid in October 2026, and on October 7, 2026 the parties filed a stipulation dismissing the action with prejudice.

On January 16, 2026, a purported stockholder filed a putative class action complaint against the Company in the Delaware Court of Chancery seeking a declaration that an amendment to the Company’s certificate of incorporation establishing a classified board of directors was not validly approved. On January 20, 2026, the Company announced that it would not rely on the amendment and that directors would continue to be elected annually, and on March 12, 2026 the action was dismissed as moot by stipulation. The plaintiff subsequently moved for an award of attorneys’ fees and expenses of $575. The Company has opposed the motion and has argued that no fee, or a substantially lower fee, should be awarded. On November 9, 2026, the Court ruled from the bench and awarded a mootness fee of $96, which the Company recognized as a liability and as general and administrative expense as of and for the three and nine months ended September 30, 2026.

NOTE 21 – RELATED PARTY TRANSACTIONS

As of September 30, 2026, accounts payable and accrued expenses included approximately $79 due to related parties, comprising $79 of related-party accounts payable and no related-party accrued expenses, compared to approximately $75 as of December 31, 2025. These amounts relate primarily to consulting fees and amounts payable to affiliated service providers.

During the three and nine months ended September 30, 2026, the Company incurred approximately $55 and $160, respectively, of consulting and advisory expense for services provided by entities controlled by, or affiliated with, a former executive officer and an advisor and significant shareholder of the Company, recorded within general and administrative expense. The Company also incurred approximately $203 and $832, respectively, of legal services expense provided by a law firm affiliated with the Company’s General Counsel.

During the nine months ended September 30, 2026, the Company recognized approximately $779 of severance expense in connection with the separation of a former executive officer pursuant to a separation agreement. No severance expense was recognized during the three months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, approximately $0 and $66, respectively, of the related obligation remained accrued and unpaid.

GLDY Token Subscriptions by Officers. During the nine months ended September 30, 2026, three officers of the Company subscribed for GLDY tokens issued by Streamex Ltd., the Company’s consolidated variable interest entity: (i) the Chief Investment Officer subscribed for approximately $200 of GLDY tokens; (ii) the General Counsel subscribed for approximately $25 of GLDY tokens; and (iii) the Chief Executive Officer, who is also a member of the Board of Directors, subscribed for approximately $25 of GLDY tokens. The subscriptions were made on the same terms and at the same per-token price as the Company’s own subscriptions pursuant to the GLDY Subscription Agreement. As of September 30, 2026, GLDY tokens held by officers of the Company represented approximately 1.51% of the total outstanding GLDY tokens. These holdings are included within the approximately 17.70% of outstanding GLDY tokens held by noncontrolling interest holders and presented as a noncontrolling interest in Streamex Ltd. See Note 13 — Streamex Ltd. (VIE).

Rescinded Equity Compensation. In May 2026, the Company rescinded a previously approved equity compensation arrangement with the Company’s General Counsel. See Note 17, Stockholders’ Equity.

NOTE 22 – SEGMENT REPORTING

The Company operates as a single operating and reportable segment. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”) and evaluates financial performance and allocates resources on a consolidated basis. The CODM does not receive or review discrete operating results, or separate financial information, for Streamex Exchange or any other business unit; accordingly, the Company has determined that it operates as one reportable segment as of September 30, 2026.

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

Information concerning the operations of the Company’s reportable segment is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Gold lease income	$145	$-	$291	$-
Less segment expenses:
General and administrative	7,320	3,753	22,921	11,836
General and administrative - stock-based compensation expenses	9,302	872	41,789	15,560
Depreciation and amortization	1,452	1,488	4,415	2,065
Provision for credit loss	46	-	46	-
Total operating and segment expense	18,120	6,113	69,171	29,461
Plus:
Interest (expense) income, net	96	(10)	(12,102)	3
Change in fair value of derivative liability	-	(10,214)	-	(10,214)
Realized gain on sale of gold	-	-	2,938	-
Realized (loss) gain on marketable securities	(91)	-	286	-
Change in fair value of marketable securities	(21)	-	(140)	-
Change in fair value of embedded derivative	-	-	497	-
Realized loss on extinguishment of convertible debenture	-	-	(3,057)	-
(Loss) gain on settlement and forgiveness of accounts payable and accrued expenses	-	-	-	196
Other income (expense), net	(52)	(12)	101	(40)
Total other expense	(68)	(10,236)	(11,477)	(10,055)
Income tax benefit	(583)	(765)	(1,653)	(765)
Segment net loss	$(17,460)	$(15,584)	$(78,704)	$(38,751)
Noncontrolling interest	3	-	3	16
Net loss attributable to Streamex Corp.	$(17,463)	$(15,584)	$(78,707)	$(38,767)

NOTE 23 – CONVERTIBLE DEBENTURES AND RELATED DERIVATIVE INSTRUMENTS

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

The embedded derivative liability was measured at fair value on a recurring basis using significant unobservable inputs (Level 3), estimated using a Monte Carlo simulation within a “with-and-without” framework that captured the instrument’s variable conversion pricing, floor price, amortization, and prepayment features. During the nine months ended September 30, 2026, the Company recognized a gain of $497 from the change in the fair value of the embedded derivative liability prior to its derecognition. In connection with the February 6, 2026 conversion of $15,000 of principal into common stock, approximately $760 of the related embedded derivative liability was reclassified to equity, resulting in total equity recorded upon conversion of approximately $15,760. Upon settlement of the Convertible Debentures on February 6, 2026, the Company derecognized the remaining embedded derivative liability of $1,203, resulting in a $443 gain on derecognition that is included as a component of, and is presented net within, the $3,057 loss on extinguishment of the Convertible Debentures described under Settlement below. For the Level 3 fair value rollforward and the significant unobservable inputs used, see Note 15 — Fair Value Measurements.

Settlement

On February 6, 2026, Yorkville converted $15,000 of principal into 3,750,000 shares of the Company’s common stock at a conversion price of $4.00 per share. No accrued interest was converted. The Company subsequently paid approximately $38,903 in cash to settle the remaining obligations under the Convertible Debentures, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest. Of the accrued interest paid upon settlement, approximately $200 related to interest accrued as of December 31, 2025 and approximately $203 was recognized as contractual interest expense during the nine months ended September 30, 2026. The Company recognized a loss on extinguishment of the Convertible Debentures of $3,057. Upon settlement, the Convertible Debentures were satisfied and terminated, and all related security interests and liens were released. See Note 2 — Liquidity and Note 17 — Stockholders’ Equity for additional information regarding the February 2026 conversion and settlement of the Convertible Debentures.

Debt Carrying Amount and Interest Expense

On December 29, 2025, management committed to a plan to settle the Convertible Debentures in early 2026, which constituted a change in the estimated life of the instruments. The Company prospectively recalculated the effective interest rates based on the revised expected settlement date of February 6, 2026, which resulted in effective interest rates that substantially exceeded the 4.0% stated coupon rate. For the nine months ended September 30, 2026, the Company recognized total interest expense of approximately $12,182 related to the Convertible Debentures, consisting of approximately $203 of contractual interest and approximately $11,979 of non-cash interest expense from the amortization of debt discounts and issuance costs. As of September 30, 2026, the Convertible Debentures had been fully extinguished and derecognized in connection with the February 2026 settlement described above. Accordingly, no carrying amount related to the Convertible Debentures, including any unamortized original issue discount, debt issuance costs, or bifurcation-related discounts, remained outstanding as of September 30, 2026.

NOTE 24 – INCOME TAXES

The Company recognized an income tax benefit of approximately $583 and $1,653 for the three and nine months ended September 30, 2026, respectively, compared with an income tax benefit of approximately $765 for both the three and nine months ended September 30, 2025. The income tax benefit for the 2026 periods primarily relates to the reversal of a portion of the deferred tax liability established in connection with the acquisition of Streamex Exchange as the related identifiable intangible assets are amortized. The deferred tax liability was initially recognized based on taxable temporary differences associated with the acquired intangible assets and the applicable enacted Canadian federal and provincial income tax rates. See Note 5 — Business Acquisition.

NOTE 25 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date on which these unaudited condensed consolidated financial statements were issued. Other than as described in the notes below, the Company did not have any material subsequent events that impacted its unaudited condensed consolidated financial statements or disclosures.

Equity Transactions

Between October 1, 2026 and November 11, 2026, the Company issued 344,961 shares of common stock upon the vesting and settlement of restricted stock units and restricted stock awards. Of these shares, 175,312 shares were issued to related parties consisting of certain executive officers of the Company, one of whom also serves as a member of the Board of Directors.

Plexus Settlement

In October 2026, the Company paid the second $150 installment under its settlement agreement with Plexus Corp., settling the liability accrued as of September 30, 2026, and on October 7, 2026 the parties filed a stipulation dismissing the action with prejudice. See Note 20 — Commitments and Contingencies.

Solak Fee Motion

On November 9, 2026, the Delaware Court of Chancery ruled from the bench on the plaintiff’s motion for attorneys’ fees and expenses in the matter described in Note 20 and awarded a mootness fee of $96, which the Company recognized as a liability and as general and administrative expense in the September 30, 2026 financial statements. See Note 20 — Commitments and Contingencies.

Metalayer Digital Fund I

On October 23, 2026, the Company executed a side letter with the Fund and its investment manager that applies to all of the Company’s investments in the Fund. Under the side letter, management and performance fees and lock-up periods on capital contributed by the Company are waived, and the Company may request redemption on any business day; redemptions of up to $5,000 are payable in cash within two business days, and amounts above $5,000 are paid in additional tranches of up to $5,000 each, timed in coordination with the Company based on secondary-market liquidity and the timing of GLDY issuer redemptions. Redemptions are payable in cash, are not subject to holdback or discretionary suspension, and remain subject to applicable law and the Fund’s anti-money laundering, sanctions and know-your-customer procedures. A proposed amendment dated October 28, 2026, which would increase the amount payable within two business days to $7,500, has not been executed and is not effective.

Following approval on November 4, 2026, the Company subscribed for a new Class D series of the Fund with a subscription value of $6,000, settled by transferring GLDY tokens in two tranches: 728.217203 GLDY tokens on November 5, 2026 at $4,119.645 per token, and 738.257587 GLDY tokens on November 6, 2026 at $4,067.69 per token, of which 737.519329413 tokens were received by the Fund after a 0.10% transfer fee borne by the Company. Including the Company’s Class A-1 and Class D-1 shares at their September 30, 2026 net asset value, the Company’s investments in the Fund totaled approximately $8,208 on a pro forma basis; this amount is not a net asset value reported by the Fund. Because the Company retains control of Streamex Ltd., the transfer of GLDY tokens will be accounted for in the fourth quarter of 2026 as a change in the Company’s ownership interest in a consolidated subsidiary under ASC 810-10-45-23, with no gain or loss recognized in net income. These transactions are nonrecognized subsequent events and did not affect the unaudited condensed consolidated financial statements as of and for the periods ended September 30, 2026. See Note 2 — Liquidity and Note 9 — Investment Measured at NAV.

Nasdaq Minimum Bid Price Deficiency

On October 7, 2026, the Company received a letter from the Nasdaq Listing Qualifications staff notifying the Company that it was not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. The notice has no immediate effect on the listing or trading of the Company’s common stock.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until April 5, 2027, to regain compliance. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days, unless Nasdaq requires a longer period. If the Company does not regain compliance by April 5, 2027, it may be eligible for an additional 180-day compliance period if it satisfies the applicable Nasdaq requirements. There can be no assurance that the Company will regain compliance within the applicable compliance period.

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

During the nine months ended September 30, 2026, we launched the GLDY token program, acquired physical gold bullion to back the program, earned our first gold lease income, and subscribed for interests in Metalayer Digital Fund I (“Metalayer”). In early July 2026, we funded a loan of approximately 5.0 million USDC and 1,069 GLDY tokens to the Liquidity Provider to support secondary-market liquidity for GLDY, as described in Note 12 — Loan Receivable and Liquidity Support Arrangement. As of September 30, 2026, our investment in Metalayer had a carrying amount of $2,208, and we held $922 of digital assets, principally USDC. We also completed a January 2026 underwritten public offering and settled our secured convertible debentures in February 2026, eliminating all outstanding convertible debt. We operate as a single operating and reportable segment.

Results of Operations

The following discussion should be read together with the Company’s unaudited condensed consolidated financial statements and accompanying notes included elsewhere in this Quarterly Report on Form 10-Q. All amounts in the discussion below are presented in thousands, except percentages, share amounts, and per-share data.

Comparison of the Three Months Ended September 30, 2026 and 2025

	2026	2025	$ Change	% Change
Gold lease income	$145	$-	$145	NM
General and administrative	16,622	4,625	11,997	259.4%
Depreciation and amortization	1,452	1,488	(36)	(2.4)%
Provision for credit loss	46	-	46	NM
Total operating expenses	18,120	6,113	12,007	196.4%
Loss from operations	(17,975)	(6,113)	(11,862)	(194.0)%
Total other expense, net	(68)	(10,236)	10,168	99.3%
Loss before income taxes	(18,043)	(16,349)	(1,694)	(10.4)%
Income tax benefit	(583)	(765)	182	23.8%
Net loss	(17,460)	(15,584)	(1,876)	(12.0)%
Net loss attributable to Streamex Corp.	$(17,463)	$(15,584)	$(1,879)	(12.1)%
Net loss attributable to common stockholders	$(17,465)	$(15,586)	$(1,879)	(12.1)%

Gold Lease Income

Gold lease income was $145 for the three months ended September 30, 2026, compared with no income in the prior-year period, which preceded the commencement of our gold-leasing activities. We earn this income by deploying our own physical gold into a third-party leasing program in exchange for a stated in-kind return; the arrangement is outside the scope of ASC 606 and is recognized over the lease term on an effective-yield basis, with a $68 gold-denominated receivable recorded at September 30, 2026 for yield earned but not yet settled in gold. Gold lease income for the quarter consisted of $134 of in-kind lease yield and $12 of contractual revenue share. All of our gold lease income, and the entire related receivable, is with a single counterparty; a loss of, or adverse change in, that relationship would eliminate or materially reduce our only current source of income. The current-period amount is not indicative of future results, which will depend on the quantity of gold accepted into leases, prevailing lease yields, settlement timing, investor adoption of GLDY, and platform commercialization.

General and Administrative Expense

General and administrative expense increased by $11,997, or 259.4%, to $16,622 for the three months ended September 30, 2026, from $4,625 for the prior-year period. Stock-based compensation expense, a noncash expense, increased by $8,460 to $9,302 from $842, reflecting restricted stock unit awards granted to executives, employees and consultants during 2026 and $3,996 of amortization of the fair value of common stock issued in December 2025 under 12-month marketing and capital-markets advisory service agreements, which had no prior-year equivalent. The stock-based compensation amounts discussed in this section are those recorded in our stock-based compensation expense account; the amounts presented in Note 22 — Segment Reporting and in the statements of cash flows also include common stock issued for services and therefore were $872 and $15,560 for the three and nine months ended September 30, 2025, respectively. The remaining increase of $3,537 in general and administrative expense reflected higher employee compensation of $1,095, reflecting the expansion of our executive, finance, legal and investor relations functions; higher marketing costs of $877, reflecting digital marketing, financial publishing and investor-awareness programs supporting GLDY; higher software and information technology costs of $749; higher audit fees of $415; higher legal costs of $443; higher franchise and other taxes of $205; Streamex Ltd. fund administration costs of $185, which had no prior-year equivalent; and higher insurance costs of $114.

These increases were partially offset by lower consulting costs of $297, reflecting consulting incurred in 2025 to build out the Streamex Exchange platform that did not recur; the $297 is net of $184 of Streamex Ltd. formation and professional costs that the Company paid and recognized in the quarter as expenses of the consolidated group and the reversal of a $19 Streamex Ltd. fund-administration accrual that had been recorded twice, both of which are included in consulting costs and are not separate drivers. These increases were also partially offset by lower accounting and tax advisory costs of $223 and by the non-recurrence of $6 of research and development costs that were presented within general and administrative expense in the prior-year period.

Other expense categories, net, decreased by $20; this net amount includes $228 of liquidity support costs under our arrangement with the Liquidity Provider, which commenced in July 2026, consisting of $99 of amortization of the prepaid liquidity support service cost, $84 of monthly incentive payments and $45 of GLDY distributions on the loaned tokens retained by the Liquidity Provider, $35 of severance expense, and $283 of lower miscellaneous expense compared with the prior-year period.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $36, or 2.4%, to $1,452 for the three months ended September 30, 2026, from $1,488 for the prior-year period. The expense in both periods primarily reflects amortization of the trade name, developed technology, legal and compliance framework, and other identifiable intangible assets recognized in connection with the May 2025 acquisition of Streamex Exchange.

Provision for Credit Loss

We recognized a $46 provision for credit loss for the three months ended September 30, 2026, with no comparable amount in the prior-year period. The provision represents the allowance for expected credit losses on the unsecured USDC loan receivable from the Liquidity Provider funded in July 2026, measured using a probability-of-default and loss-given-default approach over the loan’s remaining contractual term. See Note 12 — Loan Receivable and Liquidity Support Arrangement.

Other Income (Expense), Net

Total other expense, net, was $68 for the three months ended September 30, 2026, compared with $10,236 for the prior-year period, representing a favorable change of $10,168. The improvement was driven primarily by the non-recurrence of the $10,214 loss from the change in fair value of the derivative liability recognized in the prior-year period. Current-period other income and expense also included $96 of net interest income, including $96 of accretion of the discount on the loan receivable from the Liquidity Provider, partially offset by a $91 realized loss on marketable securities, a $21 loss from changes in the fair value of marketable securities, and $52 of other expense, net.

Income Tax Benefit

We recognized an income tax benefit of $583 for the three months ended September 30, 2026, compared with a benefit of $765 in the prior-year period. The income tax benefit primarily reflects the reversal of a portion of the deferred tax liability associated with amortization of the identifiable intangible assets recognized in the Streamex Exchange acquisition, which are held through our Canadian operations.

Net Loss and Loss Per Share

Net loss was $17,460 for the three months ended September 30, 2026, an increase of $1,876, or 12.0%, from $15,584 for the prior-year period. The increase was driven primarily by higher general and administrative expense, including higher stock-based compensation, partially offset by the favorable change in other income (expense), net. Net loss attributable to common stockholders was $17,465 for the three months ended September 30, 2026, compared with $15,586 for the prior-year period, after net income attributable to noncontrolling interests of $3 and preferred stock dividends of $2. The $3 attributable to noncontrolling interests represents the noncontrolling interest holders’ time-weighted share, approximately 10.18%, of Streamex Ltd.’s net income of $26 for the three months ended September 30, 2026. Basic and diluted loss per share was $(0.09), compared with $(0.47), based on weighted-average common shares outstanding of 185,350,763 and 33,352,004, respectively. The increase in weighted-average shares reflects, among other factors, the January 2026 underwritten public offering, the February 2026 conversion of debenture principal into common stock, and the inclusion of exchangeable shares in basic shares outstanding following stockholder approval in November 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	2026	2025	$ Change	% Change
Gold lease income	$291	$-	$291	NM
General and administrative	64,710	27,396	37,314	136.2%
Depreciation and amortization	4,415	2,065	2,350	113.8%
Provision for credit loss	46	-	46	NM
Total operating expenses	69,171	29,461	39,710	134.8%
Loss from operations	(68,880)	(29,461)	(39,419)	(133.8)%
Total other expense, net	(11,477)	(10,055)	(1,422)	(14.1)%
Loss before income taxes	(80,357)	(39,516)	(40,841)	(103.4)%
Income tax benefit	(1,653)	(765)	(888)	(116.1)%
Net loss	(78,704)	(38,751)	(39,953)	(103.1)%
Net loss attributable to Streamex Corp.	$(78,707)	$(38,767)	$(39,940)	(103.0)%
Net loss attributable to common stockholders	(78,714)	(38,774)	(39,940)	(103.0)%

Gold Lease Income

Gold lease income was $291 for the nine months ended September 30, 2026, compared with no income in the prior-year period, and consisted of $268 of in-kind lease yield and $23 of contractual revenue share. Gold lease income for the nine-month period includes approximately $12 earned in the first quarter of 2026 that was recognized in the second quarter of 2026 as an out-of-period correction. As with the quarterly period, all of this income is concentrated in a single counterparty.

General and Administrative Expense

General and administrative expense increased $37,314, or 136.2%, to $64,710 for the nine months ended September 30, 2026 from $27,396 for the prior-year period. Stock-based compensation expense, a noncash expense, increased $26,757, or 178.0%, to $41,789 from $15,032, reflecting equity awards granted to executives, employees, directors and consultants following the Streamex Exchange acquisition, including fully vested awards, and $11,858 of amortization of the fair value of common stock issued in December 2025 under 12-month marketing and capital-markets advisory service agreements, which had no prior-year equivalent.

The remaining increase of $10,557 in general and administrative expense reflected higher marketing costs of $4,041, reflecting digital marketing, financial publishing and investor-awareness programs, capital-markets advisory and brand development supporting the GLDY launch and our public-company profile; higher employee compensation of $3,635 and directors’ fees of $111, reflecting the expansion of our executive, finance, legal and investor relations functions; higher legal costs of $1,443; higher insurance costs of $1,182; higher software and information technology costs of $773; Streamex Ltd. fund administration costs of $516, which had no prior-year equivalent; higher audit fees of $404 and accounting and tax advisory costs of $367; higher investor relations and public relations costs of $315; higher franchise and other taxes of $288; and higher travel costs of $56. These increases were partially offset by lower consulting costs of $2,439, reflecting consulting incurred in 2025 to build out the Streamex Exchange platform that did not recur, partially offset by $4,000 of amortization of a six-month GLDY consulting agreement that concluded in August 2026 and by $184 of Streamex Ltd. formation and professional costs that the Company paid and recognized in the third quarter as expenses of the consolidated group, net of the reversal of a $19 Streamex Ltd. fund-administration accrual that had been recorded twice (the $184 and the $19 are included in the $2,439 and are not separate drivers); by a $98 decrease in bad debt expense; and by the non-recurrence of $31 of research and development costs that were presented within general and administrative expense in the prior-year period.

Other expense categories, net, decreased by $6; this net amount includes the $228 of liquidity support costs under our arrangement with the Liquidity Provider discussed in the three-month comparison above and $309 of lower miscellaneous expense compared with the prior-year period. The increases reflect the expansion of our executive, finance, legal, technology, compliance, and corporate functions, and the commercialization activities supporting the GLDY program, following the Streamex Exchange acquisition.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2,350, or 113.8%, to $4,415 for the nine months ended September 30, 2026 from $2,065 for the prior-year period, reflecting a full nine months of amortization of the acquired identifiable intangible assets, compared with approximately four months in the prior-year period following the May 28, 2025 acquisition date.

Provision for Credit Loss

The $46 provision for credit loss for the nine months ended September 30, 2026 relates entirely to the USDC loan receivable funded in July 2026, as described under “Comparison of the Three Months Ended September 30, 2026 and 2025” above and in Note 12 — Loan Receivable and Liquidity Support Arrangement.

Other Income (Expense), Net

Total other expense, net, was $11,477 for the nine months ended September 30, 2026, compared with $10,055 for the prior-year period, an unfavorable change of $1,422. The current-period amount was driven principally by $12,102 of net interest expense — substantially all of which (approximately $203 of contractual interest and approximately $11,979 of non-cash amortization of debt discounts and issuance costs) related to the secured convertible debentures settled in February 2026, partially offset by $96 of accretion of the discount on the loan receivable from the Liquidity Provider — and a $3,057 loss on extinguishment of those debentures. These items were partially offset by a $2,938 realized gain on the February 2026 sale of previously pledged gold bullion, a $497 gain from the change in fair value of the debentures’ embedded derivative before its derecognition on settlement, a $286 net realized gain on marketable securities (including the gain realized on the sale of our investment in Empress Royalty Corp.), net of a $140 unrealized loss on marketable securities, and $101 of other income, net. Other income, net, consisted principally of $394 of dividend income and $156 of foreign-currency gains, partially offset by a $292 decrease in the net asset value of our investment in Metalayer and $152 of realized losses on other investments. The prior-year period included the non-cash $10,214 derivative loss and a $196 gain on the settlement and forgiveness of accounts payable and accrued expenses. Because the debentures were settled in the first quarter of 2026, the interest expense, extinguishment loss, and derivative fair-value changes that drove other expense for the nine-month period are not expected to recur.

Income Tax Benefit

We recognized an income tax benefit of $1,653 for the nine months ended September 30, 2026, compared with $765 for the prior-year period. The increase reflects a full nine months of deferred tax benefit associated with amortization of the identifiable intangible assets recognized in the Streamex Exchange acquisition, compared with the period from the May 28, 2025 acquisition date through September 30, 2025 in the prior year.

Net Loss and Loss Per Share

Net loss was $78,704 for the nine months ended September 30, 2026, an increase of $39,953, or 103.1%, from $38,751 for the prior-year period, driven principally by higher stock-based compensation and the debenture-related interest expense and extinguishment loss recognized in the first quarter of 2026, partially offset by the non-recurrence of the prior-year derivative charge and the realized gain on the sale of gold. After net income attributable to noncontrolling interests of $3, reflecting the quarterly time-weighted attribution of Streamex Ltd.’s results described in Note 19 — Noncontrolling Interests, and preferred stock dividends of $7, net loss attributable to common stockholders was $78,714, compared with $38,774 for the prior-year period. Basic and diluted loss per share was $(0.44), compared with $(1.42), based on weighted-average common shares outstanding of 180,336,183 and 27,343,190, respectively. Potentially dilutive securities were excluded from diluted loss per share because their effect would have been antidilutive.

Liquidity and Capital Resources

As of September 30, 2026, we had working capital of approximately $22,036 and cash of $5,476. For the nine months ended September 30, 2026, net cash used in operating activities was $28,030, net cash provided by investing activities was $14,262 and net cash used in financing activities was $1,012.

During the nine months ended September 30, 2026, the Company funded its operations in part through financing transactions and asset monetization activities and eliminated its outstanding convertible debt. In January 2026, the Company completed an underwritten public offering generating net proceeds of $37,184. The Company also received $27,467 from sales of marketable securities and $26,410 from the sale of gold bullion that had been classified as held for sale as of December 31, 2025, resulting in a realized gain on the sale of gold of $2,938. In February 2026, following the conversion of $15,000 of principal under the secured convertible debentures into 3,750,000 shares of common stock, the Company paid approximately $38,903 in cash to settle the remaining obligations, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest. The Company recognized a loss on extinguishment of the convertible debentures of $3,057, and all related security interests and liens were released. During the nine months ended September 30, 2026, Streamex Ltd. also received $1,220 of cash and $1,045 of USDC from the issuance of GLDY interests to noncontrolling interest holders.

In addition to these resources, as of September 30, 2026: (i) our USDC loan receivable from the Liquidity Provider had a carrying amount of $4,642, net of an unamortized discount of $312 and an allowance for credit losses of $46; the loan is unsecured, bears no stated interest and matures on July 7, 2027, and either party may terminate the arrangement on 30 days’ written notice, after which the loaned assets are returnable by the second business day following termination, and our liquidity assessment assumes repayment at the July 7, 2027 maturity; (ii) our investment in Metalayer had a carrying amount of $2,208, consisting of Class A-1 shares of $1,701 and Class D-1 shares of $507; under a side letter executed on October 23, 2026, we may request redemption of all of our investments in Metalayer on any business day, with redemptions of up to $5,000 payable in cash within two business days and amounts above $5,000 paid in additional tranches of up to $5,000 each, timed in coordination with us, subject to applicable law and Metalayer’s anti-money laundering, sanctions and know-your-customer procedures; and (iii) we held a $101 loan receivable, presented as other receivable on the unaudited condensed consolidated balance sheet, that matures on August 3, 2027. We also hold a significant ownership interest in Streamex Ltd. in the form of GLDY tokens. As part of our capital strategy, we intend to monetize portions of this interest through sales to third-party participants, as we did during the nine months ended September 30, 2026; the realization and timing of any such proceeds depend on identifying suitable counterparties. The physical gold held by Streamex Ltd., which had a cost of $16,467 as of September 30, 2026, backs the outstanding GLDY tokens and is not held for our general corporate purposes. Redemptions of GLDY by holders, including Metalayer, are settled from that gold and reduce the gold held by Streamex Ltd.; accordingly, if Metalayer meets our redemption requests by redeeming GLDY, our liquidity would be realized in part from the gold backing GLDY.

As of September 30, 2026, the Company had approximately $5,000 of remaining capacity under its Equity Subscription Agreement with Lind Global Fund III, LP, dated February 28, 2025, subject to the filing and effectiveness of a registration statement; no advances had been made under the agreement as of September 30, 2026. On July 1, 2026, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program permitting the repurchase of up to 10,000,000 shares of the Company’s common stock at a purchase price not exceeding $2.00 per share over a 12-month period. No shares were repurchased under the program during the three months ended September 30, 2026, and the Company’s liquidity assessment does not assume any repurchases under the authorization.

On November 5 and 6, 2026, we subscribed for a new Class D series of Metalayer by transferring GLDY tokens valued at $6,000. Including our Class A-1 and Class D-1 shares at their September 30, 2026 net asset value, our investments in Metalayer totaled approximately $8,208 on a pro forma basis. Our liquidity forecast depends on the redemption of these investments under the October 23, 2026 side letter. These resources are concentrated in GLDY-linked assets and are sensitive to the price of gold; a 10% decline in the price of gold would reduce the value of our Class D positions by approximately $651.

Material Cash Requirements

Our material cash requirements over the next 12 months consist principally of operating expenses, including personnel, professional services, marketing, insurance, technology and public-company costs; the settlement of accounts payable and accrued expenses of $3,191 as of September 30, 2026, including $951 of insurance premium financing; the remaining commitment of $217 under the collaboration agreement with the Liquidity Provider, which accrues at $30 per month through May 14, 2027, subject to the agreement’s termination provisions; and operating lease payments of $45 for the remainder of 2026 and $186 in 2027. Beyond the next 12 months, our contractual obligations consist principally of operating lease payments of $680 from 2028 through May 2031. Cumulative dividends of $128 on our Series C Preferred Stock had accrued as of September 30, 2026, and, other than our insurance premium financing obligation, we have no outstanding debt. We expect to fund these requirements from cash on hand, sales of marketable securities, our USDC holdings, redemptions of our investments in Metalayer under the October 23, 2026 side letter, the return of the loaned assets upon termination or maturity of the loan to the Liquidity Provider and, as market conditions permit, sales of GLDY interests and equity financings, including under the Equity Subscription Agreement, which requires the filing and effectiveness of a registration statement. The stock repurchase program does not obligate us to repurchase any shares, and our liquidity assessment does not assume any repurchases.

Off-Balance Sheet Arrangements

As of September 30, 2026, the Company did not have any material off-balance-sheet arrangements as defined by applicable SEC rules.

Cash Flows

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(28,030)	$(7,416)
Net cash provided by investing activities	14,262	221
Net cash (used in) provided by financing activities	$(1,012)	$18,096

Operating Activities

Net cash used in operating activities was $28,030 for the nine months ended September 30, 2026, an increase of $20,614 from $7,416 for the prior-year period. The increase primarily reflected a $39,953 increase in net loss to $78,704 and a $9,742 unfavorable change in the net effect of operating assets and liabilities, partially offset by a $29,081 increase in noncash reconciling items. Significant noncash adjustments in the current period included $41,789 of stock-based compensation, $11,979 of amortization of debt discounts and issuance costs, $4,415 of depreciation and amortization, and a $3,057 loss on extinguishment of the convertible debentures, partially offset by a $2,938 realized gain on the sale of gold, a $1,653 deferred income tax benefit, and a $497 gain from the change in fair value of the embedded derivative; noncash adjustments also included $45 of liquidity support arrangement expense settled in GLDY tokens. Operating cash flows also included $7,010 of purchases of USDC digital assets, partially offset by a $1,166 increase in accounts payable and accrued expenses and a $514 decrease in prepaid expenses and other assets.

Investing Activities

Net cash provided by investing activities was $14,262 for the nine months ended September 30, 2026, compared with $221 for the prior-year period, an increase of $14,041. Current-period cash inflows consisted primarily of $26,410 of proceeds from the sale of previously pledged gold bullion and $27,467 of proceeds from sales of marketable securities. These inflows were partially offset by $24,394 of purchases of marketable securities and $15,246 of purchases of gold held at cost. The prior-year amount consisted of $365 of cash acquired in the Streamex Exchange acquisition, partially offset by a $144 purchase of an investment measured at net asset value. During the nine months ended September 30, 2026, the Company also funded a $5,000 loan receivable, a $100 loan presented as other receivable, and its $2,000 Class A-1 investment in Metalayer through transfers of USDC. In September 2026, the Company acquired Class D-1 shares of Metalayer with a subscription value of $500 in exchange for approximately 114 GLDY tokens. These transfers were noncash investing activities and therefore did not affect net cash provided by investing activities.

Financing Activities

Net cash used in financing activities was $1,012 for the nine months ended September 30, 2026, compared with net cash provided by financing activities of $18,096 for the prior-year period, a decrease of $19,108. Current-period cash inflows included $37,184 of net proceeds from the January 2026 underwritten public offering and $1,220 of proceeds from the issuance of equity interests in Streamex Ltd. to noncontrolling interest holders. These inflows were more than offset by $38,500 paid to settle the secured convertible debentures and $916 of repayments of the insurance premium finance obligation. In January 2026, the Company issued 13,416,667 shares of common stock, including the underwriters’ exercise of their over-allotment option, at $3.00 per share. In February 2026, the debenture holder converted $15,000 of principal into 3,750,000 shares of common stock, a noncash financing activity. The Company also paid approximately $38,903 in cash to settle the remaining obligations, consisting of $35,000 of principal, a $3,500 prepayment premium, and approximately $403 of accrued interest. Of that amount, $38,500 is reflected in financing activities and $403 is reflected in operating activities as interest paid. Upon settlement, all related security interests and liens were released. Net cash provided by financing activities in the prior-year period consisted of $14,390 of net proceeds from the sale of common stock and warrants and $3,882 of net proceeds from at-the-market offerings, partially offset by $176 of repayments of a finance obligation.

Operating Losses and Liquidity Outlook

We expect to continue incurring operating losses and negative cash flows until our digital infrastructure platform, including Streamex Exchange’s tokenization and GLDY offerings, achieves sustained commercial scale. During the nine months ended September 30, 2026, the Company recognized $291 of gold lease income from the tokenized gold platform; however, income recognized to date remains immaterial relative to our operating costs. We expect to incur additional costs related to platform development, regulatory compliance, personnel, professional services, marketing, strategic partnerships, and public-company reporting as the Company seeks to expand its income-generating activities. The timing and extent of future income growth will depend on, among other things, continued investor adoption of GLDY, growth in assets under management, completion of development milestones, regulatory considerations, market conditions, and the successful commercialization of the Streamex Exchange platform and related offerings.

Based on management’s liquidity forecast and available financial resources, management concluded that substantial doubt about the Company’s ability to continue as a going concern was not raised as of the issuance date of the unaudited condensed consolidated financial statements. The forecast relies on the redemption of our investments in Metalayer and on repayment of the USDC loan to the Liquidity Provider at its July 7, 2027 maturity. See Note 2 — Liquidity for additional information regarding the Company’s liquidity position, going-concern evaluation and related assumptions.

On October 7, 2026, we received a notice from Nasdaq that we were not in compliance with the $1.00 minimum bid price requirement for continued listing, and we have until April 5, 2027 to regain compliance. A delisting of our common stock could adversely affect our ability to raise equity capital. See Note 25 — Subsequent Events and Part II, Item 1A — Risk Factors.

Capital Strategy and Uses of Cash

Our capital strategy is focused on maintaining sufficient liquidity to support ongoing operations, platform development, commercialization, regulatory compliance, personnel and infrastructure investments, public-company reporting, and strategic initiatives while preserving balance-sheet flexibility. We may evaluate additional capital sources from time to time, including:

●	Public or private equity offerings;
●	Equity-linked financing arrangements;
●	Strategic partnerships or licensing arrangements;
●	Government grants or non-dilutive funding;
●	Debt financing, where feasible; and
●	Monetization of financial or other assets.

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

Stock-Based Compensation — Awards with Market Conditions. During 2026, we granted performance stock units containing a market condition. We estimate the grant-date fair value of these awards using a Monte Carlo simulation, which requires significant assumptions, including expected volatility, risk-free interest rates, and the derived service period. These assumptions are inherently uncertain, and the use of different assumptions could result in materially different compensation expense. Expense for market-condition awards is recognized over the derived service period and is not reversed if the market condition is not achieved. For the stock price-based PSUs outstanding as of September 30, 2026, the grant-date fair value was $827, based on expected volatility of 153.7%, a risk-free interest rate of 3.83% and a derived service period of approximately 7.7 years, and unrecognized compensation cost of $765 is expected to be recognized over a weighted-average period of approximately 7.4 years. Because the grant-date fair value of these equity-classified awards is fixed at the grant date, subsequent changes in our stock price or in the valuation assumptions do not change the compensation cost of outstanding awards; however, a higher expected volatility assumption would generally have increased the estimated grant-date fair value, a shorter derived service period would have accelerated the recognition of the related expense, and different assumptions would affect the measurement of awards granted in future periods. Previously recognized compensation cost is reversed only if the requisite service is not rendered, as occurred upon the forfeiture of the February 2026 award described in Note 18 — Options, Restricted Stock Units and Warrants.

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

Recoverability of Gold Held at Cost. Gold held by Streamex Ltd. to back the GLDY program is carried at cost and evaluated for recoverability when events or changes in circumstances indicate that its carrying amount may not be recoverable. As of September 30, 2026, the gold had a cost of $16,467 and a market value of approximately $13,993 based on the LBMA PM gold price on that date. Because market value had been below cost at two consecutive quarter-ends, management performed a recoverability test, which compares the carrying amount with the undiscounted cash flows expected from the use and eventual disposition of the gold over a seven-year holding period, using the contractual lease rate on leased ounces, the September 30, 2026 gold price held constant and the costs directly associated with holding and disposing of the gold. The undiscounted cash flows exceeded the carrying amount by approximately $1,150, or 7.0%. The test is most sensitive to the gold price, the holding period and continued leasing at the contractual rate: a 10% decline in the LBMA gold price from its September 30, 2026 level would have reduced the market value of the gold to approximately $12,594 and the undiscounted cash flows to approximately $612 below the carrying amount, and a five-year holding period would have reduced the excess to approximately $106.

Impairment of Goodwill and Finite-Lived Intangible Assets. As of September 30, 2026, goodwill was $68,497 and finite-lived intangible assets were $38,800. The sustained decline in our share price required an interim qualitative goodwill assessment, in which management weighed the market value of our common stock and Exchangeable Shares, together with the noncontrolling interest, which was approximately 10.6% below the carrying amount of our single reporting unit, and current-period losses against the other qualitative factors, and concluded that it was not more likely than not that the fair value of the reporting unit was below its carrying amount. For the platform asset group, management concluded that the losses incurred in the approximately seven months since GLDY launched on February 25, 2026 did not yet represent a history of losses associated with the use of the asset group. These judgments are reassessed each reporting period; a further decline in our market capitalization, or continued losses as the platform matures, could require a quantitative goodwill impairment test or a recoverability test of the platform asset group and could result in material impairment charges. We will perform our annual goodwill impairment assessment as of December 31, 2026.

Loan Receivable and Allowance for Credit Losses. Because our USDC loan receivable from the Liquidity Provider bears no stated interest, we recognized it at its present value of $4,592 using an imputed interest rate of 8.75%, with the resulting discount of $408 recorded as a prepaid liquidity support service cost. The imputed rate was developed from the one-year U.S. Treasury yield, the option-adjusted spread for single-B rated corporate bonds consistent with our internal credit assessment of the Liquidity Provider, and adjustments for illiquidity, structural subordination and digital-asset sector funding risk. A 100 basis point increase in the imputed rate would have increased the initial discount, and the related prepaid service cost, by approximately $42, and a 100 basis point decrease would have reduced them by approximately $43, with offsetting effects on interest income and general and administrative expense over the term of the loan and no effect on the amount due at maturity. We estimate the allowance for expected credit losses of $46 on the unsecured receivable using the probability of default associated with our internal credit rating of the Liquidity Provider over the remaining contractual term and an estimated loss given default of 72.6%. A one-notch downgrade in that internal rating, from B+ to B, would have increased the allowance by approximately $25 as of September 30, 2026, and a 10 percentage point increase in the loss-given-default assumption would have increased the allowance by approximately $6. Both the imputed rate and the expected-loss estimate require judgment regarding the Liquidity Provider’s credit risk, and a deterioration in its financial condition could cause the allowance to change materially in future periods.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting described below and previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Management has concluded that the material weaknesses did not result in a material misstatement of the Company’s annual or interim consolidated financial statements, and no previously issued financial statements have been restated. As described in Note 4 — Gold Lease Income, approximately $12 of gold lease income earned in the first quarter of 2026 was not recognized in the previously issued interim financial statements for that period and was recognized in the second quarter of 2026; management concluded that this out-of-period correction was not material to any previously issued or current-period financial statements. These material weaknesses had not been remediated as of September 30, 2026, and accordingly, management concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

Remediation Plan

Management has initiated and continues to execute the remediation plan described in our Annual Report on Form 10-K for the year ended December 31, 2025 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026. The previously disclosed remediation actions, which continued during the three months ended September 30, 2026, include the following:

●	The hiring of a corporate controller with public-company technical accounting and financial reporting experience, as previously disclosed, to strengthen the Company’s accounting function, enhance the design and operation of controls over financial reporting, and support the timely preparation and review of the Company’s consolidated financial statements; during the quarter, the corporate controller participated in the monthly close and account reconciliation process;
●	Continued to enhance the Company’s formal review procedures over the recording and reporting of complex and non-routine transactions, including business combinations, consolidation of variable interest entities, equity and share-based compensation, and digital-asset arrangements;
●	Continued to engage third-party technical accounting and financial-reporting advisors to assist management in the analysis, documentation, and review of complex accounting matters; and
●	Continued to formalize and document key accounting policies, processes, and control activities, including segregation of duties and review controls over the financial statement close process.

In addition, during the three months ended September 30, 2026, management took the following remediation actions:

●	Documented technical accounting analyses, supporting schedules and management review procedures for transactions first entered into during the quarter, including the measurement of the loan receivable from the Liquidity Provider at present value using an imputed interest rate, the related accretion and prepaid service cost amortization schedules, the expected credit loss allowance, the noncontrolling interest effects of the loaned GLDY tokens, and the loan receivable;
●	Implemented a reconciliation of the Streamex Ltd. token register to the noncontrolling interest balance and a time-weighted attribution of Streamex Ltd.’s results to the noncontrolling interests for each quarter;
●	Performed a transaction-level review of general ledger expense activity for expense classification, vendor identification and related-party attributes using a structured expense allocation and vendor review workpaper; and
●	Implemented a monthly close checklist and account reconciliation process that reconciles balance sheet accounts to the general ledger trial balance, with documented review and resolution of reviewer comments, and a tie-out of the condensed consolidated financial statements and notes to supporting schedules.

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

Changes in Internal Control Over Financial Reporting

Other than the remediation actions taken during the three months ended September 30, 2026 described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, see Note 20 — Commitments and Contingencies — Litigation to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our reliance on USDC as the primary settlement medium for GLDY transactions exposes us to risks related to stablecoin depegging, Circle Internet Financial, LLC’s (“Circle”) financial stability, and the broader banking relationships underlying USDC reserves.

Substantially all secondary-market transactions in GLDY — including instant-settlement purchases facilitated through our liquidity arrangements with the Liquidity Provider — are denominated and settled in USDC. USDC is not insured by the Federal Deposit Insurance Corporation (the “FDIC”), and Circle’s ability to maintain the 1:1 peg of USDC to the U.S. dollar depends on the sufficiency and liquidity of its reserves, which are held primarily in U.S. Treasury securities and cash deposits at regulated financial institutions.

In March 2023, USDC temporarily lost its dollar peg after Circle disclosed that approximately $3,300,000 of its reserves were held at Silicon Valley Bank, which had entered FDIC receivership. Although the peg was subsequently restored, this event demonstrated the vulnerability of stablecoins to contagion from the traditional banking system. A similar or more prolonged depegging event could materially impair the ability of GLDY holders to redeem their tokens at fair value, reduce confidence in GLDY’s secondary market pricing, and require us to seek alternative settlement mechanisms on short notice.

Furthermore, the GENIUS Act, signed into law in July 2025, imposes new regulatory requirements on stablecoin issuers and their reserve management practices. To the extent that future regulatory actions restrict Circle’s operations, reduce USDC liquidity, or impose additional compliance burdens that affect our use of USDC, our ability to provide efficient settlement for GLDY could be materially and adversely affected.

A significant portion of our liquid resources has been deployed to the Liquidity Provider to support GLDY secondary-market liquidity, and we could lose all or part of those assets.

In early July 2026, we transferred $5,000 of USDC and 1,069 GLDY tokens to the Liquidity Provider under an interest-free loan agreement. The loan is unsecured, and the loaned assets are not held in a segregated or custodial account for our benefit. Under the agreement, if the loaned assets are lost or become inaccessible as a result of the insolvency or failure of a trading venue or other third party, and the loss did not result from the Liquidity Provider’s gross negligence, willful default or fraud, the amount owed to us is reduced accordingly and we bear the loss. Either party may terminate the arrangement on 30 days’ notice, following which the loan balance is required to be returned within two business days, but we cannot assure you that the loaned assets will be returned in full or on a timely basis, or that we could replace this liquidity support on comparable terms. The loss of all or part of these assets, or the loss of instant-settlement capacity for GLDY, could materially and adversely affect our liquidity, financial condition, operating results, and the market price of our common stock.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

On October 7, 2026, we received a letter (the “Notice”) from the Nasdaq Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share. Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided a compliance period of 180 calendar days, or until April 5, 2027, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of ten consecutive business days during the compliance period, unless the Staff exercises its discretion to require a longer period. In the event that we do not regain compliance by April 5, 2027, we may be eligible for an additional 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and provide written notice of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we will have an opportunity to appeal the delisting determination to a Hearings Panel.

No assurance can be given that we will be able to regain compliance with the Minimum Bid Price Requirement. Failure to meet applicable Nasdaq continued listing standards could result in a delisting of our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

During the three months ended September 30, 2026, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously disclosed in a Current Report on Form 8-K or a prior periodic report.

On July 1, 2026, during the quarter ended September 30, 2026, the Board authorized a stock repurchase program permitting the repurchase of up to 10,000,000 shares of the Company’s common stock at a purchase price not exceeding $2.00 per share over a 12-month period. No shares were repurchased under the program during the three months ended September 30, 2026.

On August 1, 2026, the Company withheld 96,937 shares of common stock to satisfy the holders’ tax withholding obligations upon the net settlement of vested restricted stock units. The withheld shares were not purchased under the stock repurchase program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Change in Independent Registered Public Accounting Firm

As previously reported in a Current Report on Form 8-K filed with the SEC on July 13, 2026, on July 8, 2026, the Company dismissed CBIZ CPAs P.C. (“CBIZ CPAs”) as its independent registered public accounting firm. The decision to dismiss CBIZ CPAs was approved by the Audit Committee of the Board. As described below, the change in independent registered public accounting firm is not the result of any disagreement with CBIZ CPAs.

As previously disclosed in a Current Report on Form 8-K filed with the SEC on April 30, 2025, on April 30, 2025 Marcum LLP resigned, and CBIZ CPAs was appointed, as the Company’s independent registered public accounting firm as a result of the acquisition by CBIZ CPAs of the Marcum LLP attest business. The report of CBIZ CPAs on the Company’s financial statements as of and for the fiscal year ended December 31, 2025, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

From April 30, 2025 through July 8, 2026, (i) there were no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the SEC pursuant to the Securities Exchange Act of 1934, between the Company and CBIZ CPAs on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of CBIZ CPAs, would have caused CBIZ CPAs to make reference to the subject matter of the disagreement in connection with its report on the financial statements for such year, and (ii) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K except for:

●	The material weaknesses in the Company’s internal control over financial reporting as initially reported in Item 9A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 31, 2026, related to (i) inadequate identification, recording and reporting of stock-based compensation, (ii) ineffective review processes over period-end financial disclosure and reporting, including review of information produced by the entity, (iii) inadequate segregation of duties for transaction posting and processing, and (iv) ineffective review controls over business combinations and related financial instruments, as further described in Part I, Item 4 of this Quarterly Report on Form 10-Q.

On July 8, 2026, following approval by the Audit Committee of the Board, the Company engaged EisnerAmper LLP as its new independent registered public accounting firm to succeed CBIZ CPAs.

Rule 10b5-1 Trading Arrangements

None of the Company’s directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, during the quarter ended September 30, 2026.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STREAMEX CORP.

Date: November 12, 2026	By:	/s/ Henry McPhie
Henry McPhie
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Christine Plummer
Christine Plummer
Chief Financial Officer (Principal Financial and Accounting Officer)

